Form 10-K
period 1993-12-31
UTILICORP UNITED INC
filed 1994-03-16
CIK 66960

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1993 or
                          -----------------
/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission file number 1-3562
                       ------


                              UTILICORP UNITED INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     44-0541877
- -------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

           3000 Commerce Tower, 911 Main, Kansas City, Missouri    64105
- -------------------------------------------------------------------------------
                  (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code (816) 421-6600
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:


Title of each class                               Name of each exchange on which registered
- -------------------                               ----------------------------------------

Common Stock, par value $1.00 per share           New York, Pacific and Toronto Stock Exchanges
- ---------------------------------------           ---------------------------------------------

Convertible Preference Stock, no par value,
    $1.775 Series                                 New York Stock Exchange
- -------------------------------------------       -----------------------

Preference Stock, no par value,
    $2.05 Series                                  New York Stock Exchange
- -------------------------------------------       -----------------------

Convertible Subordinated Debentures,
    6-5/8%, due July, 2011                        New York Stock Exchange
- -------------------------------------------       -----------------------

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/ No   .  Indicate by check mark if
                                       ---   ---
disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x] The aggregate market value of the voting stock held by nonaffiliates of the registrant is $1,222,758,766 based on the February 18, 1994, New York Stock
              --------------
Exchange closing price of $29.75.
                          ------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date.

              Class                              Outstanding at March 3, 1994
              -----                              ----------------------------

Common Stock, par value $1.00 per share                  42,180,202
- ---------------------------------------

The following documents, or parts thereof, are incorporated herein by reference:

            Document                         Where Incorporated
            --------                         ------------------

1993 Annual Report to Shareholders           Parts I, II and IV
1994 Proxy Statement                         Part III

                              UTILICORP UNITED INC.
                                    FORM 10-K
                   For the fiscal year ended December 31, 1993

                                TABLE OF CONTENTS


                  Description                                Page
PART I            -----------                                ----

     Item 1.    Business                                     I-1
     Item 2.    Properties                                   I-6
     Item 3.    Legal Proceedings                            I-10
     Item 4.    Submission of Matters to a Vote
                  of Security Holders                        I-11


PART II

     Item 5.    Market for the Company's Common Stock
                  and Related Stockholder Matters            II-1
     Item 6.    Selected Financial Data                      II-1
     Item 7.    Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                 II-1
     Item 8.    Financial Statements and Supplementary
                  Data                                       II-2
     Item 9.    Changes In and Disagreements With
                  Accountants on Accounting and
                  Financial Disclosure                       II-2


PART III

     Item 10.   Directors and Executive Officers of
                  the Company                                III-1
     Item 11.   Executive Compensation                       III-1
     Item 12.   Security Ownership of Certain Beneficial
                  Owners and Management                      III-1
     Item 13.   Certain Relationships and Related
                  Transactions                               III-1


PART IV

     Item 14.   Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K                    IV-1

Index to Exhibits                                            IV-6

Signatures                                                   IV-9

                              UTILICORP UNITED INC.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS.

     UtiliCorp United Inc. (the company) is an electric and natural gas utility company with total assets of more than $2.8 billion. The company was formed in 1985 from Missouri Public Service Company. Today it operates utilities in eight states through seven divisions, and in one Canadian province through a subsidiary. At December 31, 1993, the company had approximately 1,158,000 utility customers and 4,700 employees.

     The operating divisions of UtiliCorp are Missouri Public Service, WestPlains Energy, Peoples Natural Gas, Michigan Gas Utilities, West Virginia Power, Northern Minnesota Utilities and Kansas Public Service. West Kootenay Power operates as a Canadian subsidiary. In addition to these utility operations, the company is active in non-regulated areas of the utility industry through two subsidiaries, Aquila Energy Corporation (Aquila) and UtilCo Group. The company also markets natural gas in the United Kingdom through several joint ventures and owns joint venture interests in electric distribution operations in New Zealand.

     Aquila was originally purchased as part of Peoples Natural Gas. It was made a wholly-owned subsidiary of UtiliCorp in 1986 to take advantage of the many marketing and transportation opportunities created by deregulation of the natural gas industry. See page I-4 for further discussion.

     Formed in 1986, UtilCo Group held ownership interests in 15 independent power projects in six states at December 31, 1993. These projects have an aggregate capacity of 732 MW. UtilCo Group's ownership interests range from 15% to 50%, and its share of project assets at the end of 1993 totaled $363.1 million.

     United Gas, the company's natural gas marketing venture in the United Kingdom (U.K.), became a contributor to earnings in 1993 due to continued efforts to further develop markets in areas of the U.K. where it supplies gas. The company and six regional electric distribution utilities in the U.K. have entered into joint venture agreements to supply gas to large volume customers in the electric utilities' service areas via facilities owned by British Gas.

     In July 1993, the company finalized a joint venture arrangement with the Waikato Electricity Authority in New Zealand. Under the arrangement, UtiliCorp agreed to purchase a 33% interest in Waikato-based WEL Energy Group Ltd. (WEL), for approximately $21 million to be paid over time. The company paid $2.7 million at closing and will make additional investments in the future based on the capital requirements of WEL.

     The business of the company is seasonal only to the extent that weather patterns may have an effect on revenues. The electric revenues of the company's Missouri Public Service and WestPlains Energy divisions peak during the summer months while the electric revenues of its West Virginia Power division and the West Kootenay Power subsidiary peak during the winter months. The company's gas and energy related businesses revenues peak during the winter months.

     The company's strategy is to balance its services by business segment, region, climate, and regulatory jurisdiction, and to be in the forefront of utility deregulation. In pursuit of these goals, the company actively seeks expansion opportunities in both the regulated and non-regulated segments of the industry.

     Additional information related to key events in 1993 and the general development of the company can be found under "Key Events of 1993" on page 17 and in Note 2 on page 37 of the company's 1993 Annual Report to Shareholders. Such information is incorporated by reference herein.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     Segment information for the three years ended December 31, 1993 appears in
Note 12 on page 47 of the company's 1993 Annual Report to Shareholders. Such information is incorporated by reference herein.

NARRATIVE DESCRIPTION OF BUSINESS.

                               ELECTRIC OPERATIONS

     Through three of its divisions, Missouri Public Service ("MPS"), WestPlains Energy ("WPE") and West Virginia Power ("WVP"), and one subsidiary, West Kootenay Power, Ltd. ("WKP"), the company serves approximately 418,000 electric customers in four states and British Columbia.

     Over each of the last three years, the largest customer class has been residential sales which have accounted for approximately 36%, 35% and 39% of Megawatt hour ("MWH") sales during 1993, 1992 and 1991, respectively, and 43%, 42% and 46% of total electric revenues during the same period. A summary of the company's electric revenues, MWH sales, and customers, by class is set forth under "Electric Operations" on page 54 of the company's 1993 Annual Report to Shareholders. Such information is incorporated by reference herein.

     The electric segment has generated an average of 62% of its energy requirements over the past three years while purchasing the remainder through firm contracts and spot market purchases. The following table shows the overall fuel and purchased power mix for the past three years:

          Source                    1993       1992       1991
          ------                    ----       ----       ----
          Coal                      41.0%      42.5%      46.2%
          Purchased Power           40.8       40.2       32.0
          Hydro                     14.0       15.2       20.0
          Gas & Oil                  4.2        2.1        1.8
                                  ------     ------     ------
                                   100.0%     100.0%     100.0%
                                  ------     ------     ------
                                  ------     ------     ------

   A divisional summary of generation capability, firm purchased power contracts and cost of energy is set forth in Exhibit 99(a) to this Annual Report on Form 10-K and is incorporated by reference herein.

     As part of the acquisition of WPE in 1991, the company entered into a long-term operating lease of an 8% interest in the Jeffrey Energy Center ("Jeffrey"), a 2,070-megawatt coal-fired generating station. (See the related discussion under "Commitments and Contingencies" on page 45 of the company's 1993 Annual Report to Shareholders. Such information is incorporated by reference herein.) The company through its MPS division also has an 8% ownership interest in Jeffrey.

     In late 1992 and early 1993, the company renegotiated its major coal supply and rail contracts, all at favorable prices. These contracts supply a substantial portion of the company's coal requirements. The company also purchases coal in the spot market when market conditions dictate.

     A summary of the electric operations is set forth on pages 18 and 19 of the company's 1993 Annual Report to Shareholders. Such information is incorporated by reference herein.

Competition

     The company believes that competition possible as a result of open transmission legislation now being considered by Congress may benefit the electric industry. The company is confident that its electric utilities will be able to compete effectively with outside producers in providing electric service to existing and new customers.

                                 GAS OPERATIONS

     The company serves approximately 740,000 customers in eight states through its Peoples Natural Gas ("PNG"), Michigan Gas Utilities ("MGU"), Northern Minnesota Utilities ("NMU"), Kansas Public Service ("KPS"), WVP and MPS divisions.

     Residential sales have accounted for approximately 55%, 54% and 52% of gas revenues during 1993, 1992 and 1991, respectively, and approximately 51%, 50% and 47% of thousand cubic feet ("MCF") tariff gas volumes sold during 1993, 1992 and 1991, respectively. Gas volumes delivered for third parties have averaged approximately 47% of total MCF deliveries over the past three years due primarily to the deregulation within the natural gas industry. A summary of the company's gas revenues, MCF sales and customers, by class, for the past three years is set forth under "Gas Operations" on page 54 of the company's 1993 Annual Report to Shareholders. Such information is incorporated by reference herein.

     In 1993, the company's gas divisions purchased approximately 71% of their gas supply requirements through spot market purchases. A divisional summary of information on contract and spot market purchases and gas costs is set forth in
Exhibit 99(b) to this Annual Report on Form 10-K, and is incorporated by reference herein.

Recent Acquisition

     On February 1, 1993, the company purchased the Nebraska gas distribution system of Arkla, Inc.'s ("Arkla") Minnegasco division ("Nebraska System") for approximately $99 million, including $21 million in working capital. The Nebraska System serves about 124,000 gas customers in 63 eastern Nebraska communities, including the city of Lincoln. The Nebraska System is being operated as part of PNG.

Pending Acquisitions

     On May 7, 1993, the company signed an acquisition agreement with Arkla to purchase its Kansas gas distribution and transmission systems ("Kansas Systems") for approximately $25 million. The Kansas Systems serve about 22,000 customers in Wichita and several surrounding communities.

     The company expects to complete the acquisition of the Kansas Systems in the first half of 1994. The transaction is subject to the receipt of regulatory approval. Upon completion, the Kansas Systems will be operated as part of PNG.

     On February 15, 1994, the company announced the signing of a definitive agreement for the purchase of a Missouri intrastate natural gas pipeline system owned by Edisto Resources Corporation. The $75 million purchase price includes the gas distribution system at Fort Leonard Wood, Missouri along with a pipeline that crosses the Mississippi river north of St. Louis. The transaction requires regulatory approval and is expected to close later in 1994.

     A summary of the gas operations is set forth on pages 20 and 21 of the company's 1993 Annual Report to Shareholders. Such information is incorporated by reference herein.

Competition

     The company's gas divisions are subject to competition in the industrial sector from fuel oil, propane, coal and waste wood. The company has been able to maintain its customer base through flexible tariff rates, attractive storage pricing and transportation services. The company believes it can continue to retain industrial customers through such mechanisms in the future.

     Residential customer competition comes primarily from electric utility incentives and low-cost financing offers. The company has been able to maintain its customer base through similar programs of its own.

                            ENERGY RELATED BUSINESSES

     Aquila formed three business units in 1989 to focus on various segments of its operations: Aquila Energy Marketing Corporation, Aquila Energy Resources Corporation and Aquila Gas Pipeline Corporation (formerly Aquila Gas Systems Corporation). In October 1993, Aquila Gas Pipeline Corporation (AGP) completed an initial public offering of 5.4 million shares of common stock, representing about 18% of the outstanding stock of AGP.

     Aquila Energy Marketing Corporation (AEM) has a marketing, supply and transportation network consisting of relationships with more than 1,700 gas producers and 800 local distribution companies and end-users throughout the United States, Mexico and Canada. Through more than 350 transportation agreements, it has over 13,000 gas receiving and delivery points available on a network of 33 pipelines.

     Aquila Energy Resources Corporation (AER) acquires proved gas and oil reserves and operates onshore and offshore production facilities. Supplementary information on gas and oil-producing activities appears in Note 13 on pages 48 and 49 of the company's 1993 Annual Report to Shareholders. Such information is incorporated by reference herein.

     In 1991, the company, through Aquila, purchased the remaining 51% partnership interest in Aquila-Clajon Limited Holdings, L.P. and Aquila-Clajon General Holdings, L.P. (collectively, the "Clajon Partnerships"). The Clajon Partnerships were renamed Aquila Southwest which is now a primary component of the operations of AGP.

     AGP owns and operates a 2,300-mile intrastate gas transmission and gathering network, four processing plants that extract and sell natural gas liquids and a subsidiary that markets natural gas.

     AER's net gas and oil production, average gross sales price per MCF of gas and per barrel of oil, and average production costs of gas and oil stated on an MCF equivalent basis are reflected below:

                 Production(1)        Average Gross
               ----------------        Sales Price
                Gas       Oil       -------------------   Average Production
       Year    (MCF)    (Bbls.)     Per MCF    Per Bbl.    Costs per MCFe(2)
       ----    ------   -------     -------    --------   ------------------
       1993    23,291    1,070       $2.38      $18.12            $0.59
       1992    24,110    1,444       $1.68      $19.78            $0.58
       1991    28,646    1,669       $1.65      $22.54            $0.39

(1)    Production volumes are in thousands.
(2) Oil production is converted into MCF equivalents at a rate of six MCF per barrel, representing the approximate relative energy content of oil and natural gas.

     AEM has entered into numerous long-term gas supply contracts at fixed prices. At December 31, 1993, AEM had minimum fixed price sales obligations of 29.0, 15.2, 15.2, 15.2 and 15.2 BCF for deliveries in the year 1994 to 1998, respectively, at prices that range from $1.73 to $3.41 per MCF.

     During 1993, Aquila continued its review of its long-term strategy which began in mid-1992. Upon completion of this planning process, the company recorded an after tax restructuring charge of $45 million. For additional information regarding the operations of Aquila, the initial public offering of AGP, the revised long-term strategy and the restructuring charge, please refer to pages 23, 24 and 25 of the 1993 Annual Report to Shareholders and Notes 3 and 4 to the Consolidated Financial Statements included therein. Such information is incorporated by reference herein.

     In June 1992, the company and Aquila filed a lawsuit in a Houston, Texas federal court against two former officers of AER, as well as the wife of one of them, seeking to recover actual and punitive damages for improper payments related to the acquisition of gas and oil reserves. The company is also pursuing action to recover part of the loss through insurance coverage. (See related discussion under Item 3 Legal Proceedings beginning on Page I-10.)

     Competition

     Aquila has various competitors for the markets it serves, including other marketing companies, gas pipelines, distribution companies, major oil and gas companies and alternative fuels. Aquila's ability to compete successfully and grow in this environment is contingent upon performance, price and the stability of the gas markets.

     The competition Aquila encounters in acquiring assets typically comes from pipeline and production companies. The primary focus of all groups is to find strategically located reserves to support their individual markets.

                                   REGULATION

     The following table summarizes the regulatory jurisdictions under which each of the Company's regulated businesses operates.

          Division                      Jurisdiction
          --------                      ------------
          Kansas Public Service         Kansas Corporation Commission
          Michigan Gas Utilities        Michigan Public Service Commission
          Missouri Public Service       Public Service Commission of the State of Missouri
                                        Federal Energy Regulatory Commission
          Northern Minnesota Utilities  Minnesota Public Utilities Commission
          Peoples Natural Gas           Minnesota Public Utilities Commission
                                        Iowa State Utilities Board
                                        Kansas Corporation Commission
                                        Public Utilities Commission of the State of Colorado
          West Kootenay Power, Ltd.     British Columbia Utilities Commission
          West Virginia Power           Public Service Commission of West Virginia
          WestPlains Energy             Kansas Corporation Commission
                                        Public Utilities Commission of the State of Colorado
                                        Federal Energy Regulatory Commission

     There is no state regulatory body in Nebraska which has jurisdiction over utility operations. However, in Nebraska, municipalities which are served by PNG regulate rates and services therein.

     Certain of AGP's pipeline volumes and rates are regulated by the Texas Railroad Commission.

     Information related to recent rate related matters is set forth under "Revenues" on pages 18, 19 and 20 of the company's 1993 Annual Report to Shareholders. Such information is incorporated by reference herein.

                                  ENVIRONMENTAL

     The company is regulated by certain local, state and federal agencies in the United States and by provincial and federal agencies in Canada. The company is subject to various environmental regulations including air quality standards and emission limitations, clean water criteria pertaining to certain facilities and the handling and disposal of hazardous substances. Compliance with existing regulations, and those which may be promulgated in the future, can result in considerable capital expenditures and operation and maintenance expense. A further discussion of environmental matters is set forth in Note 10 under "Environmental" on pages 45 and 46 of the company's 1993 Annual Report to Shareholders. Such information is incorporated by reference herein.

ITEM 2. PROPERTIES

     The company owns, through its divisions and Canadian subsidiary, electric production, transmission and distribution systems and gas transmission and distribution systems throughout its service territory. The company owns, through Aquila, proved natural gas and oil reserves and gas gathering, processing and transportation pipeline systems.

     Substantially all of the company's domestic utility plant is mortgaged under the terms of a First Mortgage Indenture dated January 1, 1946, as supplemented (the "Indenture"), and a General Mortgage Indenture and Deed of Trust dated September 15, 1988, as supplemented. Substantially all of MGU's utility plant is mortgaged under terms pursuant to an Indenture of Mortgage and Deed of Trust dated July 1, 1951, as supplemented (the "MGU Indenture"). Substantially all of the Company's WKP subsidiary's utility plant is mortgaged under terms pursuant to a separate indenture.

                               UTILITY FACILITIES

     The company's electric production facilities, as of December 31, 1993, are as follows:

                                                                                 Unit
                                                                    Year      Capability
     Unit                           Location                      Installed    (KW Net)     Fuel
     ----                           --------                      ---------   ----------    ----
     MPS
     Sibley #1             Sibley, Missouri                         1960        52,400      Coal
     Sibley #2             Sibley, Missouri                         1962        52,400      Coal
     Sibley #3             Sibley, Missouri                         1969       387,900      Coal
     Jeffrey #1            Pottawatomie County, Kansas              1978        55,800      Coal
     Jeffrey #2            Pottawatomie County, Kansas              1980        53,900      Coal
     Jeffrey #3            Pottawatomie County, Kansas              1983        56,000      Coal
     Ralph Green #3        Pleasant Hill, Missouri                  1981        60,100      Gas
     Nevada #1             Nevada, Missouri                         1974        18,600      Oil
     Greenwood #1          Greenwood, Missouri                      1975        46,100      Oil
     Greenwood #2          Greenwood, Missouri                      1975        44,200      Oil
     Greenwood #3          Greenwood, Missouri                      1977        47,200      Oil
     Greenwood #4          Greenwood, Missouri                      1979        45,700      Oil
     KCI                   Platte County, Missouri                  1970        23,700      Gas

     WPE
     Judson Large #4       Dodge City, Kansas                       1969       137,000      Gas/Oil
     Arthur Mullergren #3  Great Bend, Kansas                       1963        92,000      Gas/Oil
     Cimarron River #1     Liberal, Kansas                          1963        58,000      Gas
     Cimarron River #2     Liberal, Kansas                          1967        14,000      Gas
     Clifton #1            Clifton, Kansas                          1974        71,000      Gas
     Clifton #2            Clifton, Kansas                          1974         2,500      Oil
     Jeffrey #1            Pottawatomie County, Kansas              1978        55,800      Coal
     Jeffrey #2            Pottawatomie County, Kansas              1980        53,900      Coal
     Jeffrey #3            Pottawatomie County, Kansas              1983        56,000      Coal
     W.N. Clark #1         Canon City, Colorado                     1955        16,840      Coal
     W.N. Clark #2         Canon City, Colorado                     1959        23,690      Coal
     Pueblo #6             Pueblo, Colorado                         1949        19,000      Gas/Oil
     Diesel #'s 1,2,3,4,5  Pueblo, Colorado                         1964        10,000      Oil
     Diesel #'s 1,2,3,4,5  Rocky Ford, Colorado                     1964        10,000      Oil

     WKP
     No. 1                 Lower Bonnington, British Columbia       1925        41,400      Hydro
     No. 2                 Upper Bonnington, British Columbia  1907/1916/1940   59,400      Hydro
     No. 3                 South Slocan, British Columbia           1928        53,200      Hydro
     No. 4                 Corra Linn, British Columbia             1932        51,300      Hydro
                                                                             ---------
     TOTAL                                                                   1,769,030
                                                                             ---------
                                                                             ---------

     At December 31, 1993, the company owned substations aggregating 8,674,164 KVA, 5,934 miles of transmission line ranging from 34,500 volt to 345,000 volt, 17,648 miles of overhead distribution line and 2,291 miles of underground distribution line.

     At December 31, 1993, the company's gas operations had 21 operating natural gas compressor stations with 11,692 aggregate total horsepower, 2,839 miles of gas gathering and transmission pipelines and 18,625 miles of distribution mains and services located throughout its divisional service territories.

                      AQUILA ENERGY CORPORATION PROPERTIES

     Supplementary information on gas and oil producing activities of Aquila and non-regulated operations of a utility division is set forth under "Reserve Quantity Information (Unaudited)" on pages 48 and 49 of the company's 1993 Annual Report to Shareholders. Such information is incorporated by reference herein.

     The number of productive gas and oil wells in which Aquila has an interest at December 31, 1993 is reflected below:

                         Gross      Net
                         -----      ---
     Natural Gas          280        83
     Oil                  109        32
                          ---       ---
        Total             389       115
                          ---       ---
                          ---       ---

     The following table sets forth the gross and net, developed and undeveloped acreage in which Aquila has an interest as of December 31, 1993:

                           Developed             Undeveloped
                            Acreage                Acreage
                        ----------------        --------------
                        Gross       Net         Gross      Net
                        -----       ---         -----      ---
Oklahoma                67,492    37,835        2,596      871
Louisiana-offshore      81,277    51,459            0        0
Louisiana-onshore        9,248     7,204        1,640      543
Texas-offshore          31,680    20,520            0        0
Texas-onshore            3,540       829        4,321    2,403
                       -------   -------      -------  -------
  Total                193,237   117,847        8,557    3,817
                       -------   -------      -------  -------
                       -------   -------      -------  -------

     Aquila drilled 1 gross (.3 net) exploratory well during 1993. It drilled no exploratory wells during either 1992 or 1991. The number of development wells completed and wells acquired during 1993, 1992 and 1991 follows:


                          1993                   1992          1991
                     Gross     Net       Gross     Net       Gross     Net
                     -----     ---       -----     ---       -----    ----
Wells Completed:
  Natural gas          14      5.6          2      1.4           0     0.0
  Oil                   2       .5          6      1.5           0     0.0
  Dry holes             6      2.2          0      0.0           0     0.0
                      ---      ---        ---      ---         ---    ----
     Total             22      8.3          8      2.9           0     0.0
                      ---      ---        ---      ---         ---    ----
                      ---      ---        ---      ---         ---    ----
Wells Acquired
  (Sold), net:
  Natural gas         (56)      .8          0      0.6         277    58.0
  Oil                   2      1.7          0      0.9          76    10.0
                      ---      ---        ---      ---         ---    ----
     Total            (54)     2.5          0      1.5         353    68.0
                      ---      ---        ---      ---         ---    ----
                      ---      ---        ---      ---         ---    ----

     At December 31, 1993, Aquila had 7 gross (3.67 net) wells in the process of being drilled.

     AGP has ten natural gas pipeline systems having an aggregate length of approximately 2,371 miles and 51 compressor stations having approximately 80,414 horsepower. These pipelines do not form an interconnected system. Set forth below is information with respect to AGP's pipeline systems as of December 31, 1993:

                                                              Daily Capacity    Average Daily      Gross
   Gathering and           Date of Initial                        of Gas        Volume of Gas     Miles of
Transmission Systems          Operation          Location        (MCF)(1)         (MCF)(1)       Pipeline(1)
- --------------------       ---------------       --------     --------------    --------------   -----------
Southeast Texas            January 1980       Southeast Texas     310,000           298,000         1,579
  Pipeline System
Elk City Gathering         October 1990       Southwest           115,000            78,000           116
  System                                        Oklahoma
Mentone Pipeline           April 1976         West Texas           60,000             1,000            13
  System
Mooreland/Dewey            November 1989      Northwest            40,000            16,000           280
  Pipeline System                               Oklahoma
Gomez Pipeline             June 1970          West Texas           40,000             1,000            11
  System
Maverick County
  Pipeline System          January 1978       West Texas           20,000             3,000           118
Rhoda Walker Pipeline      December 1977      West Texas           20,000             5,000            21
  System
Panola County Pipeline     May 1981           East Texas            8,000             1,000            24
  System
Menard County Pipeline     October 1992       West Texas           30,000             4,000           116
  System
Brooks - Hidalgo Pipeline
  System (2)               September 1993     South Texas          75,000             3,000            93
                                                                  -------          --------        ------
                                                                  718,000           410,000         2,371
                                                                  -------                          ------
                                                                  -------                          ------
Less:  Fuel and Shrinkage                                                           (85,000)
                                                                                   --------
     TOTAL                                                                          325,000
                                                                                   --------
                                                                                   --------

(1) All capacity, volume and mileage information is approximate. Capacity figures are management's estimates based on existing facilities without regard to the present availability of natural gas. Volumes presented above are for residue gas, which is gas that has been processed for the removal of natural gas liquids.
(2) AGP has entered into a joint venture whereby AGP receives 50% of the earnings of the pipeline. The average daily volume of gas shown above is AGP's 50% share.

     AGP owns and operates four natural gas processing and treating plants. One is located in southwest Oklahoma and had a rated capacity and average utilization of 115,000 MCF and 73,000 MCF, respectively, in 1993. AGP operates three plants in southeast Texas having rated capacities of 230,000 MCF, 25,000 MCF and 3,000 MCF. Average utilization was 212,000 MCF, 26,000 MCF and 1,000 MCF, respectively, for these plants in 1993.

     The availability of natural gas reserves to AGP depends on their development in the area served by its pipelines and on AGP's ability to purchase gas currently sold to or transported through other pipelines. The development of additional gas reserves will be affected by many factors including the prices of natural gas and crude oil, exploration and development costs and the presence of natural gas reserves in the areas served by AGP's systems.

     Additional information regarding Aquila's property and other non-regulated property is set forth in Note 3 on page 38 of the company's 1993 Annual Report to Shareholders. Such information is incorporated by reference herein.

                                OTHER PROPERTIES

     Information regarding the company's UtilCo Group subsidiary's generating projects is set forth in Exhibit 99(c) to this Annual Report on Form 10-K and incorporated by reference herein.


ITEM 3. LEGAL PROCEEDINGS

     On June 17, 1992, a class action suit was filed in the United States District Court for the Western District of Missouri by a stockholder against the Company and certain unnamed employees of the Company and/or its subsidiary, Aquila Energy Corporation. The case caption is WILLIAM ALPERN V. UTILICORP UNITED INC., ET AL. In this case, plaintiff alleges that the Company violated various securities laws, including Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 of the Securities and Exchange Commission, both by making misrepresentations and omitting to state material facts in connection with public disclosures. The plaintiff also alleges a claim under
Section 11 of the Securities Act of 1933, as amended. Among other relief, plaintiff seeks unspecified compensatory damages. Discovery in the case is now underway.

     On June 17, 1992, UtiliCorp commenced a civil suit against Vincent Marquez and Richard Stegall, former employees of Aquila Energy Resources Corporation, and Mr. Stegall's former wife, Corre Stegall. Aquila Energy Resources Corporation is a wholly-owned subsidiary of Aquila Energy Corporation which, in turn, is a wholly-owned subsidiary of UtiliCorp. This case was filed in the United States District Court for the Southern District of Texas in Houston, alleging that the defendants breached their fiduciary duty, committed fraud, embezzled plaintiffs' money and converted plaintiffs' funds for defendants' own use or use of others. Mrs. Stegall filed an answer denying knowledge of any of the matters alleged. Marquez and Stegall filed a joint answer and counterclaim, admitting that funds were received by them or other third parties as alleged in the complaint but denying any wrongdoing on their part and contending that all such payments were done under the direction and approval of plaintiffs. In their counterclaim, Marquez and Stegall have alleged five separate claims: (1) fraud; (2) misrepresentation; (3) fraudulent inducement; (4) tortious interference; and (5) libel and slander. All of these claims are premised on the basic factual contentions that UtiliCorp and Aquila authorized and approved the use of the brokers and the middlemen on the transactions in question, authorized and approved the payments to the brokers and middlemen on the transactions in question, and further authorized and approved payments to Stegall on the transactions in question as extra bonus compensation. Marquez and Stegall allege that their damages are undetermined, but suggest they have been damaged in the approximate amount of $7,500,000. Marquez and Stegall have also filed a third-party complaint against the former president of Aquila, claiming that he personally authorized and approved all of their conduct which is the subject matter of plaintiffs' complaint. On April 30, 1993, UtiliCorp and Aquila amended their complaint, seeking damages of approximately $15 million, and adding 32 additional defendants, consisting of individuals and corporations who either participated with defendants Marquez and Stegall in the misappropriation or who received a portion of the misappropriated funds. UtiliCorp and Aquila also sought injunctive relief against all defendants with respect to their bank accounts containing these funds. The court granted a temporary restraining order, but on May 7, dissolved the injunction, except as to the Marquez Ranch, where the court appointed a Receiver. The court has denied several motions for summary judgment filed by various defendants who were added by the amended complaint. The court has granted one motion for summary judgment, by defendants PK Investments and its principals, Charlene Poulos and John Keys, but the court has refused to make such judgment final. Ten of the defendants have all filed counterclaims, sounding in abuse of process, bad faith, slander, libel and tortious interference, all relating to their joinder in the lawsuit and the action taken to obtain the temporary restraining order.

     Four defendants have filed additional counterclaims for breach of contract and fraud relating to the transactions which are the subject of the UtiliCorp and Aquila claims and are similar to the counterclaims originally asserted by defendants Marquez and Stegall. The case will be tried in late September or early October 1994.

     On August 13, 1992, a class action suit was filed in the United States District Court of the Southern District of Texas, Houston Division, against the Company, Aquila Energy Corporation, Aquila Energy Resources Corporation, Richard
C. Green, Jr., Marc L. Petersen, Richard D. Stegall and Vincent F. Marquez.  The
case is captioned MARTIN AND SELMA KAPLAN V. UTILICORP UNITED INC., ET AL.   In
this case plaintiffs allege that the defendants violated various securities laws, including Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 of the Securities and Exchange Commission, and allege common law fraud and deceit, alleging misrepresentations and omissions of material facts in connection with public disclosures. Plaintiffs sought unspecified compensatory damages. On November 10, 1992, the District Court dismissed all counts in the KAPLAN case as to all defendants. The dismissal was affirmed by the United States Court of Appeals to the Fifth Circuit, and no further appeals were taken.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No such matters were submitted during the fourth quarter of 1993.

EXECUTIVE OFFICERS OF THE COMPANY

Richard C. Green, Jr.    Chairman of the Board of Directors, President and Chief
                         Executive Officer.  Age 39.  Chairman of the Board of
                         Directors since February 1989 and President and Chief
                         Executive Officer since May 1985.

John R. Baker            Vice Chairman.  Age 67.  Present position three years.
                         Prior position was Senior Vice President, Corporate
                         Development for six years.

Robert K. Green          Managing Executive Vice President.  Age 32.  Present
                         position since May 1993.  Previously Executive Vice
                         President for four months. Prior executive positions at the company's Missouri Public Service division, beginning in 1988, included two years as President.
                         Mr. Green was an attorney during 1987 - 1988 at the Kansas City law firm of Blackwell Sanders Matheny Weary
                         & Lombardi.

Joseph J. Colosimo       Managing Senior Vice President.  Age 43.  Present
                         position  since May 1993.  Previously Vice President,
                         Human Resources since 1991.  Prior positions include
                         Corporate Director, Human Resources & Ethics, Loral
                         Aerospace, 1990 - 1991; Director, Personnel &
                         Organization, Ford Aerospace, 1988 - 1990; and Manager,
                         Human Resources, Western Development Laboratories, Ford
                         Aerospace, 1984 - 1988.

Robert L. Howell         Managing Senior Vice President.  Age 53.  Present
                         position since May 1993.  Previously Vice President,
                         Corporate Development since 1988. Mr. Howell came to the Company from National Computer Systems where he had been Director - New Business Development since 1985.

Judith A. Samayoa        Vice President.  Age 41.  Present position since
                         September 1993. Previously Vice President, Accounting since 1987.

Dale J. Wolf             Vice President, Treasurer and Corporate Secretary.  Age
                         54. Present position five years. Prior position was Vice President, Finance and Treasurer for four years.

James S. Brook           Vice President.  Age 43.  Present position effective
                         November 1993.  Prior position was Senior Vice
                         President of the Company's Missouri Public Service division for four years. Mr. Brook also held several positions at West Kootenay Power, including Treasurer and Chief Financial Officer from 1980 - 1982 and Vice
                         President-Finance from 1982 - 1990.

Leo E. Morton            Vice President.  Age 48.  Present position effective
                         February 1, 1994.  Mr. Morton came to the Company from
                         AT&T where he was employed for 21 years in a variety of engineering and management positions.

B. C. Burgess            Vice President.  Age 48.  Present position effective
                         February 1, 1994.  Mr. Burgess came to the Company from
                         Bell Atlantic where he was Vice President - Information
                         Services from May 1993. Prior position was with Sprint in various management positions from 1985 - 1993.

Alan R. Caron            Vice President.  Age 42.  Present position effective
                         February 1, 1994.  Prior position was Senior Vice
                         President at the Company's Missouri Public Service division since November, 1990. Mr. Caron held various management positions with E. F. Johnson Company,
                         Enscan, Inc. and Minnegasco, Inc. (all subsidiaries of
                         Diversified Energies, Inc.) from 1985 - 1990.

Michael D. Bruhn         Vice President.  Age 39.  Present position effective
                         February 1, 1994.  Prior position was Director -
                         Corporate Development for the Company since 1991. Prior to joining the Company, Mr. Bruhn held the position of Senior Vice President - Corporate Finance at B.C.
                         Christopher Securities Co. for four years and Vice
                         President - Corporate Finance at George K. Baum & Co.
                         for over three years.

     All officers are elected annually by the Board of Directors for a term of one year. Robert K. Green is the brother of Richard C. Green, Jr., and Avis G. Tucker, Director, is the aunt of Richard C. Green, Jr. and Robert K. Green.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The company's common stock is listed on the New York, Pacific and Toronto stock exchanges under the symbol UCU. At December 31, 1993, the company had 33,902 common shareholders of record. Information relating to market prices of Common Stock and cash dividends on Common Stock is set forth in Note 14 on page 50 of the company's 1993 Annual Report to Shareholders. Such information is incorporated by reference herein.

     Cash dividends on the Common Stock of the company and its predecessor have been paid each year since 1939.

     Cash dividends on and acquisition of the company's capital stock are restricted by provisions of the company's first mortgage indentures and by the Preference Stock provisions of the Certificate of Incorporation. Under the most restrictive of these provisions, contained in the MGU Indenture, the company may not declare or pay any dividend (other than a dividend payable in shares of its capital stock), whether in cash, stock or otherwise, or make any other distribution, on or with respect to any class of its capital stock, or purchase or otherwise acquire any shares of, any class of its capital stock if, after giving effect thereto, the sum of (i) the aggregate amount of all dividends declared and all other distributions made (other than dividends declared or distributions made in shares of its capital stock) on shares of its capital stock, of any class, subsequent to December 31, 1984, plus (ii) the excess, if any, of the amount applied to or set apart for the purchase or other acquisition of any shares of its capital stock, of any class, subsequent to December 31, 1984, over such amounts as shall have been received by the company as the net cash proceeds of sales of shares of its capital stock, of any class, subsequent to December 31, 1984, would exceed the sum of the net income of the company since January 1, 1985, plus $50 million. In addition, the company may not declare such dividends unless it maintains a tangible net worth of at least $250 million and the aggregate principal amount of its outstanding indebtedness does not exceed 70% of its capitalization. None of the company's retained earnings was restricted as to payment of cash dividends on its capital stock as of December 31, 1993.

ITEM 6.  SELECTED FINANCIAL DATA

     Information regarding the five-year selected financial data is set forth on pages 52 and 53 of the company's 1993 Annual Report to Shareholders. Such information is incorporated by reference herein. Information regarding the restructuring charge and gain on sale of subsidiary stock can be found in Note 4 on page 39 of the company's 1993 Annual Report to Shareholders. Such information is incorporated by reference herein. Information concerning utility and energy related acquisitions and non-regulated property and investments appears in Note 2 and Note 3, respectively, on pages 37 and 38 of the company's 1993 Annual Report to Shareholders. Such information is incorporated by reference herein. Information related to the company's capitalization is set forth under "Consolidated Statement of Capitalization" on page 34 of the company's 1993 Annual Report to Shareholders. Such information is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations can be found under "Operations and Finance" on pages 17 through 30 of the company's 1993 Annual Report to Shareholders. Such information is incorporated by reference herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, together with the report thereon of Arthur Andersen & Co. dated January 31, 1994, are set forth on pages 32 through 51 of the company's 1993 Annual Report to Shareholders. Financial statements for the year ended December 31, 1991, were audited by Price Waterhouse and their report is set forth on page IV-4 of this Annual Report on Form 10-K. Such information is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On May 5, 1992, the company dismissed Price Waterhouse as its independent accountants.

     The report of Price Waterhouse on the financial statements for the year ended December 31, 1991 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

     The company's Audit Committee and Board of Directors approved the decision to change independent accountants.

     In connection with its audit for the year ended December 31, 1991 and through May 5, 1992, there had been no disagreements with Price Waterhouse on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Price Waterhouse would have caused them to make reference thereto in their report on the financial statements for such year.

     During the year ended December 31, 1991 and through May 5, 1992, there were no reportable events (as defined in Regulation S-K Item 304(a)(v)).

     The company requested that Price Waterhouse furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated May 5, 1992, was filed as Exhibit 16 to the company's current report on Form 8-K, dated May 5, 1992.

     The company engaged Arthur Andersen & Co. as its new independent accountants as of May 5, 1992 and since that date, there have been no disagreements with Arthur Andersen & Co. on accounting and financial disclosures.

                                    PART III


ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding these items appears in the company's definitive proxy statement for its annual meeting of shareholders to be held May 4, 1994, and is hereby incorporated by reference in this Form 10-K Annual Report, pursuant to General Instruction G(3) of Form 10-K. For information with respect to the executive officers of the company, see "Executive Officers of the Company" following Item 4 in Part I.

                                      III-1

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


                                                                                 Page(s)
                                                                                 -------
(a)  The following documents are filed as part of this report:
     (1)  Financial Statements:
          Consolidated Statement of Income for the
           three years ended December 31, 1993 . . . . . . . . . . . . . . . .     32*
          Consolidated Balance Sheet at December 31,
           1993, 1992, and 1991. . . . . . . . . . . . . . . . . . . . . . . .     33*
          Consolidated Statement of Capitalization at
           December 31, 1993, 1992, and 1991 . . . . . . . . . . . . . . . . .     34*
          Consolidated Statement of Common Share-
           holders' Equity for the three years ended
           December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . .     34*
          Consolidated Statement of Cash Flows
           for the three years ended December 31, 1993 . . . . . . . . . . . .     35*
          Notes to Consolidated Financial Statements . . . . . . . . . . . . .   36-50*
          Report of Arthur Andersen & Co.. . . . . . . . . . . . . . . . . . .     51*
          Report of Price Waterhouse . . . . . . . . . . . . . . . . . . . . .    IV-4


     (2)  Financial Statement Schedules:
                    Report of Independent Accountants on
                     Financial Statement Schedules - Arthur Andersen & Co. . .    IV-3
                    Report of Independent Accountants on
                     Financial Statement Schedules - Price Waterhouse. . . . .    IV-5
          V -       Utility Plant and Property In Service for
                     the years 1993, 1992, and 1991. . . . . . . . . . . . . . S-1 to S-3
          VI -      Accumulated Depreciation, Depletion and Amortization
                     of Utility Plant and Property in Service for the years
                     1993, 1992 and 1991 . . . . . . . . . . . . . . . . . . . S-4 to S-6
          VIII -    Valuation and Qualifying Accounts for the
                     years 1993, 1992 and 1991 . . . . . . . . . . . . . . . .     S-7
          IX -      Short-Term Borrowings for the years
                     1993, 1992, and 1991  . . . . . . . . . . . . . . . . . . S-8 to S-10
          X -       Supplementary Income Statement Information
                     for the years 1993, 1992 and 1991 . . . . . . . . . . . .    S-11

     *Incorporated by reference from the indicated pages of the 1993 Annual Report to Shareholders.

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


     (3)  List of Exhibits:
          Incorporated herein by reference to the Index to Exhibits.

     The following exhibits relate to a management contract or compensatory plan or arrangement:

     10(a)(2)  UtiliCorp United Inc. Deferred Income Plan.
     10(a)(3)  UtiliCorp United Inc. 1986 Stock Incentive Plan.
     10(a)(4)  UtiliCorp United Inc. Annual Incentive Plan.
     10(a)(5) UtiliCorp United Inc. 1990 Non-Employee Director Stock Plan. 10(a)(6) Supplemental Executive Retirement Agreement dated November 10,
               1988, between the company and Edward H. Muncaster.

     10(a)(7) Supplemental Executive Retirement Agreement dated October 13, 1988, between the company and Dale J. Wolf.
     10(a)(8) Severance Compensation Agreement dated as of May 3, 1989, between the company and each Executive of the Company.
     10(a)(9)  Executive Severance Payment Agreement
     10(a)(10) Temporary Contract Employee Agreement

(b)  Reports on Form 8-K.

     A current report on Form 8-K dated February 4, 1993, with respect to Items 5 and 7 was filed with the Securities and Exchange Commission by the company.

     A current report on Form 8-K dated February 25, 1993, with respect to
     Item 7 was filed with the Securities and Exchange Commission by the company.

     A current report on Form 8-K dated March 22, 1993, with respect to Item 7 was filed with the Securities and Exchange Commission by the company.

     A current report on Form 8-K dated September 1, 1993, with respect to
     Item 7 was filed with the Securities and Exchange Commission by the company.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES


To the Board of Directors
of UtiliCorp United Inc.

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements for 1993 and 1992 described on page 51 of UtiliCorp United Inc.'s Annual Report to the Board of Directors and Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 31, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The Financial Statement Schedules listed in Item 14(a)2 are presented for the purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN & CO.

Kansas City, Missouri
January 31, 1994




                            ------------------------

                       CONSENT OF INDEPENDENT ACCOUNTANTS

As Independent Public Accountants we hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (No. 33-49803, No. 33-47289, and No. 33-39466) and on Form S-8 (No.
33-45525, No. 33-50260, No. 33-45074 and No. 33-52094) of UtiliCorp United Inc.
of our report dated January 31, 1994 appearing on page 51 of the 1993 Annual Report to the Board of Directors and Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears above. It should be noted that we have not audited any financial statements of UtiliCorp United Inc. subsequent to December 31, 1993 or performed any audit procedures subsequent to the date of our report.




ARTHUR ANDERSEN & CO.

Kansas City, Missouri
March 14, 1994

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
of UtiliCorp United Inc.

In our opinion, the consolidated balance sheet and consolidated statement of capitalization and the related consolidated statement of income, of common shareholders' equity and of cash flows for the year ended December 31, 1991 (appearing on pages 32 through 35 of the 1993 Annual Report to Shareholders of UtiliCorp United Inc. which has been incorporated by reference in this Annual Report on Form 10-K), present fairly, in all material respects, the financial position, results of operations and cash flows of UtiliCorp United Inc. and its subsidiaries for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of UtiliCorp United Inc. for any period subsequent to December 31, 1991.

In 1992, the company gave retroactive effect to a change in the method of accounting for gas and oil properties.



PRICE WATERHOUSE

Kansas City, Missouri
February 7, 1992, except with respect to the retroactive effect of a change in the method of accounting for gas and oil properties, as to which date is November 6, 1992.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors
of UtiliCorp United Inc.

Our audits of the consolidated financial statements referred to in our report, appearing on page IV-4 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedules for the year ended December 31, 1991 listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

In 1992, the company gave retroactive effect to a change in the method of accounting for gas and oil properties.



PRICE WATERHOUSE

Kansas City, Missouri
February 7, 1992, except with respect to the retroactive effect of a change in the method of accounting for gas and oil properties, as to which date is November 6, 1992.






                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 ( No. 33-49803, No. 33-47289 and No. 33-39466) and on Form S-8 (No. 33-45525, No. 33-50260,
No. 33-45074 and No. 33-52094) of UtiliCorp United Inc. of our report appearing on page IV-4 of this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears above.



PRICE WATERHOUSE

Kansas City, Missouri
March 14, 1994

     INDEX TO EXHIBITS


*3(a)(1) Certificate of Incorporation of the Company. (Exhibit 3(a)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

*3(a)(2) Certificate of Amendment to Certificate of Incorporation of the Company. (Exhibit 4(a)(1) to Registration Statement No. 33-16990 filed September 3, 1987.)

*3(a)(3) Certificate of Designation of the $1.775 Series Cumulative Convertible Preference Stock, as amended. (Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989.)

*3(a)(4) Certificate of Designation of the Preference Stock (Cumulative), $2.05 Series. (Exhibit 3(a)(4) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

*3(a)(5) By-laws of the Company as amended. (Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.)

*4(a)(1) Certificate of Incorporation of the Company. (Exhibit 4(a)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

*4(a)(2) Certificate of Amendment to Certificate of Incorporation of the Company. (Exhibit 4(a)(1) to Registration Statement No. 33-16990 filed September 3, 1987.)

*4(a)(3) Certificate of Designation of the $1.775 Series Cumulative Convertible Preference Stock, as amended. (Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989.)

*4(a)(4) Certificate of Designation of the Preference Stock (Cumulative), $2.05 Series. (Exhibit 4(a)(4) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

*4(a)(5) By-laws of the Company as amended. (Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.)

*4(b)(1) Indenture, dated January 1, 1946. (Exhibit 5(a)(1) to Registration Statement No. 2-54964, filed November 7, 1975.)

*4(b)(2) Fourteenth Supplemental Indenture, dated as of March 15, 1967. (Exhibit 5(a)(15) to Registration Statement No. 2-60474, filed December 14, 1977.)

*4(c)(1) Indenture, dated as of November 1, 1990, between the Company and The First National Bank of Chicago, Trustee. (Exhibit 4(a) to the Company's Current Report on Form 8-K, dated November 30, 1990.)

*4(c)(2) First Supplemental Indenture, dated as of November 27, 1990. (Exhibit 4(b) to the Company's Current Report on Form 8-K, dated November 30, 1990.)

*4(c)(3) Second Supplemental Indenture, dated as of November 15, 1991. (Exhibit 4(a) to UtiliCorp United Inc.'s Current Report on Form 8-K dated December 19, 1991.)

*4(c)(4) Third Supplemental Indenture, dated as of January 15, 1992. (Exhibit 4(c)(4) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

*4(c)(5) Fourth Supplemental Indenture, dated as of February 24, 1993. (Exhibit 4(c)(5) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

4(c)(6)    Fifth Supplemental Indenture, dated as of April 1, 1993.

*4(d) Twentieth Supplemental Indenture, dated as of May 26, 1989, Supplement to Indenture of Mortgage and Deed of Trust, dated July 1, 1951. (Exhibit 4(d) to Registration Statement No. 33-45382, filed January 30, 1992.)

           Long-Term debt instruments of the Company in amounts not exceeding 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis will be furnished to the Commission upon request.

*10(a)(1)  Agreement for the Construction and Ownership of Jeffrey Energy
           Center, dated as of January 13, 1975, among Missouri Public Service Company, The Kansas Power and Light Company, Kansas Gas and Electric Company and Central Telephone & Utilities Corporation. (Exhibit 5(e)(1) to Registration Statement No. 2-54964, filed November 7, 1975.)

*10(a)(2)  UtiliCorp United Inc. Deferred Income Plan.  (Exhibit 10(a)(2) to the
           Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

*10(a)(3)  UtiliCorp United Inc. 1986 Stock Incentive Plan.  (Exhibit 10(a)(3)
           to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

*10(a)(4)  UtiliCorp United Inc. Annual Incentive Plan.  (Exhibit 10(a)(4) to
           the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

*10(a)(5)  UtiliCorp United Inc. 1990 Non-Employee Director Stock Plan. (Exhibit
           10(a)(5) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

*10(a)(6)  Supplemental Executive Retirement Agreement dated November 10, 1988, between the Company and Edward H. Muncaster. (Exhibit 10(a)(16) to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1988.)

*10(a)(7)  Supplemental Executive Retirement Agreement dated October 13, 1988, between the Company and Dale J. Wolf. (Exhibit 10(a)(10) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.)

*10(a)(8)  Severance Compensation Agreement dated as of May 3, 1989, between the
           Company and each Executive of the Company. (Exhibit 10(a)(13) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.)

*10(a)(9)  Executive Severance Payment Agreement (Exhibit 10 to the Company's
           Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1993.)

10(a)(10)  Temporary Contract Employee Agreement

*10(a)(11) Lease Agreement dated as of August 15, 1991, between Wilmington Trust
           Company, as Lessor, and the Company, as Lessee. (Exhibit 10(a)(13) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

10(a)(12)  Credit Agreement dated as of December 13, 1993 among the Company as
           Borrower, the Banks Named Therein as Banks, and Citibank, N.A., as Agent [Three-Year Facility]

10(a)(13)  Credit Agreement dated as of December 13, 1993 among the Company as
           Borrower, the Banks Named Therein as Banks, and Citibank, N.A., as Agent [360-Day Facility]

11         Statement regarding Computation of Per Share Earnings.

13         1993 Annual Report to Shareholders.

21         Subsidiaries of the Company.

23(a)      Consent of Arthur Andersen & Co. appearing on Page IV-3 of this Form
           10-K.

23(b)      Consent of Price Waterhouse appearing on Page IV-5 of this Form 10-K.

99(a)      1993 Utility Data - Electric Operations

99(b)      1993 Utility Data - Gas Operations

99(c)      UtilCo Group Generating Projects

__________

*Exhibits marked with an asterisk are incorporated by reference as indicated pursuant to Rule 12(b)-23.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UTILICORP UNITED INC.


                                        By:  /s/ Richard C. Green, Jr.
                                            ------------------------------
                                             Richard C. Green, Jr.
                                             President and Chief Executive
                                             Officer

Date March 14, 1994
     --------------


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Principal Executive Officer, the Principal Financial Officer, the Principal Accounting Officer and a majority of the Board of Directors, on behalf of the Company and in the capacities and on the dates indicated.



March 14, 1994  Chairman of the Board of
                Directors, President and
                Chief Executive Officer
                (Principal Executive Officer)          /s/ Richard C. Green, Jr.
                                                       -------------------------
                                                       Richard C. Green, Jr.

March 14, 1994  Vice President - Finance
                (Principal Financial Officer)          /s/ Dale J. Wolf
                                                       -------------------------
                                                       Dale J. Wolf

March 14, 1994  Vice President
                (Principal Accounting Officer)         /s/ James S. Brook
                                                       -------------------------
                                                       James S. Brook

March 14, 1994  Managing Executive Vice
                President and Director                 /s/ Robert K. Green
                                                       -------------------------
                                                       Robert K. Green

March 14, 1994  Director                               /s/ John R. Baker
                                                       -------------------------
                                                       John R. Baker


March 14, 1994  Director                               /s/ Avis G. Tucker
                                                       -------------------------
                                                       Avis G. Tucker


March 14, 1994  Director                               /s/ Robert F. Jackson
                                                       -------------------------
                                                       Robert F. Jackson


March 14, 1994  Director                               /s/ Don R. Armacost
                                                       -------------------------
                                                       Don R. Armacost

March 14, 1994  Director                               /s/ L. Patton Kline
                                                       -------------------------
                                                       L. Patton Kline


March 14, 1994  Director                               /s/ Herman Cain
                                                       -------------------------
                                                       Herman Cain

                              UTILICORP UNITED INC.

               SCHEDULE V -- UTILITY PLANT AND PROPERTY IN SERVICE

                      FOR THE YEAR ENDED DECEMBER 31, 1993
                                  (in millions)

                     Column A                       Column B      Column C      Column D      Column E      Column F     Column G
                     --------                       --------      --------      --------      --------      --------     --------

                                                                                             Translation
                                                    Balance                                  Adjustments   Purchase of    Balance
                                                  December 31,    Additions    Retirements    and Other     Nebraska    December 31,
                  Classification                      1992         At Cost       or Sales      Changes     Gas System       1993
                  --------------                  ------------    ---------    -----------   -----------   -----------  ------------
ELECTRIC
  Intangibles                                       $   58.5       $   .2         $   -         $ 3.1        $    -       $   61.8
  Production                                           361.1         47.4           5.8          (1.8)            -          400.9
  Transmission                                         264.1          9.9           1.2          (5.1)            -          267.7
  Distribution                                         626.7         42.2           3.4           5.6             -          671.1
  Other                                                 66.7          9.4           1.0          (5.5)            -           69.6
                                                    --------       ------         -----         -----        ------       --------
    Total Electric                                   1,377.1        109.1          11.4          (3.7)            -        1,471.1

GAS
  Intangibles                                           74.5           .4             -            .3          28.3          103.5
  Transmission                                          57.4          3.2            .2           1.5           3.5           65.4
  Distribution                                         516.1         37.8           4.4          (5.3)         74.1          618.3
  Other                                                 87.7          8.6           3.4          (3.7)          7.9           97.1
                                                    --------       ------         -----         -----        ------       --------
    Total Gas                                          735.7         50.0           8.0          (7.2)        113.8          884.3

COMMON                                                  56.1          8.5           2.3           (.1)            -           62.2

                                                    --------       ------         -----         -----        ------       --------
    Total Utility Plant in Service                   2,168.9        167.6          21.7         (11.0)        113.8        2,417.6

PLANT HELD FOR FUTURE USE                                5.1           .2             -             -             -            5.3

CONSTRUCTION WORK IN PROGRESS                           46.7        (27.3)(1)         -           2.9             -           22.3
                                                    --------       ------         -----         -----        ------       --------
    Total Utility Plant, at Original Cost           $2,220.7       $140.5         $21.7         $(8.1)       $113.8       $2,445.2
                                                    --------       ------         -----         -----        ------       --------
                                                    --------       ------         -----         -----        ------       --------
AQUILA PROPERTY
  Natural gas, crude oil and condensate properties  $  313.7       $ 38.0           1.2        $(13.3)            -       $  337.2
  Gathering and processing                             346.9         55.4            .5          12.3             -          414.1
  Other                                                  4.6          1.1             -             -             -            5.7
                                                    --------       ------         -----         -----        ------       --------
    TOTAL AQUILA PROPERTY                           $  665.2       $ 94.5         $ 1.7         $(1.0)       $    -       $  757.0
                                                    --------       ------         -----         -----        ------       --------
                                                    --------       ------         -----         -----        ------       --------


(1) Construction work in progress additions are net of amounts transferred to plant in service.

                              UTILICORP UNITED INC.

               SCHEDULE V - UTILITY PLANT AND PROPERTY IN SERVICE
                      FOR THE YEAR ENDED DECEMBER 31, 1992
                                  (in millions)

                     Column A                       Column B      Column C      Column D      Column E      Column F     Column G
                     --------                       --------      --------      --------      --------      --------     --------

                                                                                             Translation
                                                    Balance                                  Adjustments                 Balance
                                                  December 31,    Additions    Retirements    and Other    Purchase of  December 31,
                  Classification                      1991         At Cost       or Sales      Changes       Division       1992
                  --------------                  ------------    ---------    -----------   -----------   -----------  ------------
ELECTRIC
  Intangibles                                        $   40.1      $    -         $   -         $18.4  (1)   $            $   58.5
  Production                                            350.5        15.9           1.4          (3.9)            -          361.1
  Transmission                                          230.6         7.8           1.8          27.5  (2)        -          264.1
  Distribution                                          630.7        40.7           4.7         (40.0) (2)        -          626.7
  Other                                                  63.6         6.2            .9          (2.2)            -           66.7
                                                     --------      ------         -----         -----        ------       --------
    Total Electric                                    1,315.5        70.6           8.8           (.2)            -        1,377.1

GAS
  Intangibles                                            74.1          .3             -            .1             -           74.5
  Transmission                                           49.1         5.0            .4           3.7             -           57.4
  Distribution                                          486.5        34.7           4.6           (.5)            -          516.1
  Other                                                  77.0        12.1           2.5           1.1             -           87.7
                                                     --------      ------         -----         -----        ------       --------
    Total Gas                                           686.7        52.1           7.5           4.4             -          735.7

COMMON                                                   48.6         9.4           1.7           (.2)            -           56.1

                                                     --------      ------         -----         -----        ------       --------
    Total Utility Plant in Service                    2,050.8       132.1          18.0           4.0             -        2,168.9

PLANT HELD FOR FUTURE USE                                 5.1           -             -             -             -            5.1

CONSTRUCTION WORK IN PROGRESS                            31.9        17.7  (3)        -          (2.9)            -           46.7
                                                     --------      ------         -----         -----        ------       --------
    Total Utility Plant, at Original Cost            $2,087.8      $149.8         $18.0         $ 1.1        $    -       $2,220.7
                                                     --------      ------         -----         -----        ------       --------
                                                     --------      ------         -----         -----        ------       --------
AQUILA PROPERTY
    Natural gas, crude oil and condensate properties $  294.4      $ 17.1         $   -         $ 2.2        $    -       $  313.7
  Gathering and processing                              319.8        29.7             -          (2.6)            -          346.9
  Other                                                   2.5         2.1             -             -             -            4.6
                                                     --------      ------         -----         -----        ------       --------

    Total Aquila Property                            $  616.7      $ 48.9         $   -         $ (.4)       $    -       $  665.2
                                                     --------      ------         -----         -----        ------       --------
                                                     --------      ------         -----         -----        ------       --------

(1) Construction work in progress additions are net of amounts transferred to plant in service.
(2) These amounts relate primarily to the reclassification of certain substation property.
(3) Construction work in progress additions are net of amounts transferred to plant in service.

                              UTILICORP UNITED INC.

               SCHEDULE V -- UTILITY PLANT AND PROPERTY IN SERVICE
                      FOR THE YEAR ENDED DECEMBER 31, 1991
                                  (in millions)

                     Column A                       Column B      Column C      Column D      Column E      Column F     Column G
                     --------                       --------      --------      --------      --------      --------     --------

                                                                                             Translation   Purchase of
                                                    Balance                                  Adjustments   West Plains    Balance
                                                  December 31,    Additions    Retirements    and Other      Energy     December 31,
                  Classification                      1990         At Cost       or Sales      Changes     and Clajon      1991
                  --------------                  ------------    ---------    -----------   -----------   -----------  ------------
ELECTRIC
  Intangibles                                       $   25.6       $    -         $   -         $ (.9)       $ 15.4       $   40.1
  Production                                           278.5          8.6            .6           (.6)         64.6          350.5
  Transmission                                         122.8         10.3            .4            .1          97.8          230.6
  Distribution                                         434.4         31.9           2.9           2.3         165.0          630.7
  Other                                                 37.0          7.7            .3           (.6)         19.8           63.6
                                                    --------       ------         -----         -----        ------       --------
    Total Electric                                     898.3         58.5           4.2            .3         362.6        1,315.5

GAS
  Intangibles                                           72.2           .3          (1.2)           .4             -           74.1
  Transmission                                          47.3          3.6             -          (1.8)            -           49.1
  Distribution                                         439.5         51.2           4.1           (.1)            -          486.5
  Other                                                 72.5          8.0           4.0            .5             -           77.0
                                                    --------       ------         -----         -----        ------       --------
    Total Gas                                          631.5         63.1           6.9          (1.0)            -          686.7

COMMON                                                  42.9          6.4            .4           (.3)            -           48.6

                                                    --------       ------         -----         -----        ------       --------
    Total Utility Plant in Service                   1,572.7        128.0          11.5          (1.0)        362.6        2,050.8

PLANT HELD FOR FUTURE USE                                1.2            -             -             -           3.9            5.1

CONSTRUCTION WORK IN PROGRESS                           16.6          6.0  (1)        -           1.7           7.6           31.9
                                                    --------       ------         -----         -----        ------       --------
    Total Utility Plant, at Original Cost           $1,590.5       $134.0         $11.5         $  .7        $374.1       $2,087.8
                                                    --------       ------         -----         -----        ------       --------
                                                    --------       ------         -----         -----        ------       --------
AQUILA PROPERTY
  Natural gas, crude oil and condensate properties  $  202.9       $ 94.6         $ 3.1         $   -        $    -       $  294.4
  Gathering and processing                              71.0         52.8             -         (14.3)        210.3          319.8
  Other                                                  1.2          1.3             -             -             -            2.5
                                                    --------       ------         -----         -----        ------       --------
    Total Aquila Property                           $  275.1       $148.7         $ 3.1        $(14.3)       $210.3       $  616.7
                                                    --------       ------         -----        ------        ------       --------
                                                    --------       ------         -----         -----        ------       --------


(1) Construction work in progress additions are net of amounts transferred to plant in service.

                              UTILICORP UNITED INC.

       SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

                    OF UTILITY PLANT AND PROPERTY IN SERVICE

                      FOR THE YEAR ENDED DECEMBER 31, 1993
                                  (in millions)


    Column A                  Column B          Column C         Column D       Column E              Column F      Column G
    --------                  --------      -----------------    --------     ------------            --------      --------

                                                Additions            Deductions from Reserves
                                            -----------------      -----------------------------
                                                                                        Translation
                             Balance                 Charged to              Salvage    Adjustments   Purchase of    Balance
                           December 31,  Charged to   Clearing   Property  and Removal   and Other     Nebraska    December 31,
Classification                1992         Expense    Accounts   Retired   Costs, Net     Changes     Gas System       1993
- --------------             ------------  ----------- ----------  --------  -----------  ------------  -----------  ------------
ELECTRIC
  Intangibles                $    .6       $   1.7      $   -     $    -      $   -       $ (4.1)       $   -         $   6.4
  Production                   151.7          12.5          -        5.8        1.2          1.1            -           156.1
  Transmission                  93.6           7.1          -        1.2          -            -            -            99.5
  Distribution                 205.4          21.2          -        3.3        1.2          1.4            -           220.7
  Other                         27.1           2.0         .8        1.0         .3          (.7)           -            29.3
                             -------       -------      -----     ------      -----       ------        -----         -------
    Total Electric             478.4          44.5         .8       11.3        2.7         (2.3)           -           512.0

GAS
  Intangibles                   14.9           3.5          -          -          -         (1.0)          .2            19.6
  Transmission                  23.9           1.7          -         .3          -            -           .4            25.7
  Distribution                 193.5          18.9          -        4.2         .9          (.3)        32.4           240.0
  Other                         38.0           6.6         .1        3.4        (.7)        (1.0)         2.7            45.7
                             -------       -------      -----     ------      -----       ------        -----         -------
    Total Gas                  270.3          30.7         .1        7.9         .2         (2.3)        35.7           331.0

COMMON                          18.5           4.4        1.3        2.3         .1          (.2)           -            22.0


    Total                    $ 767.2       $  79.6      $ 2.2     $ 21.5      $ 3.0       $ (4.8)       $35.7         $ 865.0
                             -------       -------      -----     ------      -----       ------        -----         -------
                             -------       -------      -----     ------      -----       ------        -----         -------
AQUILA
  Natural gas, crude oil and
    condensate properties    $ 140.3       $  38.7      $   -     $    -      $   -       $   .4        $   -         $ 178.6
  Gathering and processing      38.9          35.9          -         .5          -         (4.1)           -            78.4
  Other                          1.3           1.1          -         .4          -            -            -             2.0
                             -------       -------      -----     ------      -----       ------        -----         -------
    TOTAL AQUILA             $ 180.5       $  75.7      $   -     $   .9      $   -       $ (3.7)       $   -         $ 259.0
                             -------       -------      -----     ------      -----       ------        -----         -------
                             -------       -------      -----     ------      -----       ------        -----         -------

                              UTILICORP UNITED INC.

       SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

                    OF UTILITY PLANT AND PROPERTY IN SERVICE
                      FOR THE YEAR ENDED DECEMBER 31, 1992
                                  (in millions)


    Column A                  Column B          Column C         Column D       Column E              Column F      Column G
    --------                  --------      -----------------    --------     ------------            --------      --------

                                                Additions            Deductions from Reserves
                                            -----------------      -----------------------------
                                                                                        Translation
                             Balance                 Charged to              Salvage    Adjustments                 Balance
                           December 31,  Charged to   Clearing   Property  and Removal   and Other    Purchase of  December 31,
Classification                1991         Expense    Accounts   Retired   Costs, Net     Changes       Division       1992
- --------------             ------------  ----------- ----------  --------  -----------  ------------  -----------  ------------
ELECTRIC
  Intangibles                $   (.3)      $    .9      $   -     $  -        $   -       $    -        $   -         $    .6
  Production                   145.3          10.2          -        1.4        2.0           .4            -           151.7
  Transmission                  82.0           6.6          -        1.8         .8         (7.6)           -            93.6
  Distribution                 203.2          20.6          -        4.7        1.8         11.9            -           205.4
  Other                         25.0           2.0         .7         .9        (.2)         (.1)           -            27.1
                             -------       -------      -----     ------      -----       ------        -----         -------
    Total Electric             455.2          40.3         .7        8.8        4.4          4.6            -           478.4

GAS
  Intangibles                   12.4           2.3          -          -          -          (.2)           -            14.9
  Transmission                  22.8           1.4          -         .4          -          (.1)           -            23.9
  Distribution                 181.7          17.1          -        4.6         .8          (.1)           -           193.5
  Other                         34.2           5.8         .1        2.5        (.4)           -            -            38.0
                             -------       -------      -----     ------      -----       ------        -----         -------
    Total Gas                  251.1          26.6         .1        7.5         .4          (.4)           -           270.3

COMMON                          15.5           3.8        1.0        1.7         .2          (.1)           -            18.5

    Total                    $ 721.8       $  70.7      $ 1.8     $ 18.0      $ 5.0       $  4.1        $   -         $ 767.2
                             -------       -------      -----     ------      -----       ------        -----         -------
                             -------       -------      -----     ------      -----       ------        -----         -------
AQUILA
  Natural gas, crude oil and
    condensate properties    $  90.3       $  51.2      $   -     $    -      $   -       $  1.2        $   -         $ 140.3
  Gathering and processing      20.9          22.6          -          -          -          4.6            -            38.9
  Other                          0.7           0.9          -          -          -          0.3            -             1.3
                             -------       -------      -----     ------      -----       ------        -----         -------
    TOTAL AQUILA             $ 111.9       $  74.7      $   -     $    -      $   -       $  6.1        $   -         $ 180.5
                             -------       -------      -----     ------      -----       ------        -----         -------
                             -------       -------      -----     ------      -----       ------        -----         -------

                              UTILICORP UNITED INC.

       SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

                    OF UTILITY PLANT AND PROPERTY IN SERVICE
                      FOR THE YEAR ENDED DECEMBER 31, 1991
                                  (in millions)


    Column A                  Column B          Column C         Column D       Column E              Column F      Column G
    --------                  --------      -----------------    --------     ------------            --------      --------

                                                Additions            Deductions from Reserves
                                            -----------------      -----------------------------
                                                                                        Translation   Purchase of
                             Balance                 Charged to              Salvage    Adjustments   West Plains    Balance
                           December 31,  Charged to   Clearing   Property  and Removal   and Other      Energy     December 31,
Classification                1990         Expense    Accounts   Retired   Costs, Net     Changes     and Clajon       1991
- --------------             ------------  ----------- ----------  --------  -----------  ------------  -----------  ------------
ELECTRIC
  Intangibles                $   (.4)      $    .1      $   -     $   -       $   -       $    -        $   -         $   (.3)
  Production                    86.8           8.4          -         .6        1.0           .4         52.1           145.3
  Transmission                  37.1           3.8          -         .4         .2          1.0         42.7            82.0
  Distribution                 126.6          15.0          -        2.9         .8         (1.5)        63.8           203.2
  Other                         11.2           1.6         .3         .4        (.1)        (1.2)        11.0            25.0
                             -------       -------      -----     ------      -----       ------        -----         -------
    Total Electric             261.3          28.9         .3        4.3        1.9         (1.3)       169.6           455.2

GAS
  Intangibles                    9.5           2.3          -       (1.2)         -           .6            -            12.4
  Transmission                  21.6           1.2          -          -          -            -            -            22.8
  Distribution                 170.2          15.7          -        4.1         .9          (.8)           -           181.7
  Other                         32.2           5.4         .1        3.9        (.4)           -            -            34.2
                             -------       -------      -----     ------      -----       ------        -----         -------
    Total Gas                  233.5          24.6         .1        6.8         .5          (.2)           -           251.1

COMMON                          11.7           3.1         .8         .4          -          (.3)           -            15.5

    Total Utility            $ 506.5       $  56.6      $ 1.2     $ 11.5      $ 2.4       $ (1.8)      $169.6        $ 721.8
                             -------       -------      -----     ------      -----       ------       ------        -------
                             -------       -------      -----     ------      -----       ------       ------        -------
AQUILA
  Natural gas, crude oil and
     condensate properties   $  50.8       $  42.6      $   -     $  3.1      $   -       $    -        $   -         $  90.3
  Gathering and
     processing                   .9           8.7          -          -          -            -         11.3            20.9
  Other                           .4            .3          -          -          -            -            -              .7
                             -------       -------      -----     ------      -----       ------        -----         -------
    TOTAL AQUILA             $  52.1       $  51.6      $   -     $  3.1      $   -       $    -        $11.3         $ 111.9
                             -------       -------      -----     ------      -----       ------        -----         -------
                             -------       -------      -----     ------      -----       ------        -----         -------

                              UTILICORP UNITED INC.

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                  (in millions)

           Column A                             Column B          Column C         Column D         Column E            Column F
           --------                             --------          --------         --------         --------            --------

                                                                                                    Deductions
                                                                                   Additions      from Reserves
                                                Beginning                           Charged        For Purposes          Ending
                                                 Balance          Purchase of         to             for Which          Balance
           Description                         December 31         Division         Expense           Created         December 31
           -----------                         -----------        -----------      ---------      -------------       -----------

1993  Allowance for doubtful accounts             $2.6               .3               3.2               4.5              $1.6

1992  Allowance for doubtful accounts             $1.4                -               2.8               1.6              $2.6

1991  Allowance for doubtful accounts             $2.1               .1               1.9               2.7              $1.4


                              UTILICORP UNITED INC.

                      SCHEDULE IX -- SHORT-TERM BORROWINGS
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                              (dollars in millions)

                 Column A              Column B            Column C            Column D              Column E          Column F
                 --------              --------            --------            --------              --------          --------

                                                                                Maximum               Average          Weighted
                Category of                                Weighted              amount               amount            average
                aggregate               Balance             average            outstanding          outstanding      interest rate
                short-term                 at               interest            during the           during the        during the
                borrowings             December 31            rate              period(a)            period(a)         period(a)
                ----------             -----------          --------           -----------          -----------      -------------

Bank Borrowings (uncommitted)             $70.0               3.51%               $129.5               $30.7             3.31%

Commercial Paper (b)(c)                     -                   -                  135.0                21.1             4.01

Revolving Credit Facility                   -                   -                   80.0                 6.1             3.69


The Company borrows funds for corporate purposes through the sale of commercial paper, under two $200 million revolving credit facilities with a group of banks and through uncommitted money market lines of credit with banks. The commercial paper is generally sold for periods of 60 days or less, and short-term bank borrowings generally are arranged for periods of 30 to 90 days. The two $200 million revolving credit facilities (the "Facilities") replaced a $400 million credit Facility in December 1993. The Facilities provide back-up liquidity for the company's commercial paper programs and allow the company additional short-term borrowing capacity on a committed basis. The company pays a fee of .225% on the average daily unused portion of the Facilities.

(a)   Based upon daily balances outstanding.
(b)   Includes domestic and European commercial paper.
(c)   Does not include cost of back-up liquidity facility.

                              UTILICORP UNITED INC.

                      SCHEDULE IX -- SHORT-TERM BORROWINGS

                      FOR THE YEAR ENDED DECEMBER 31, 1992
                              (dollars in millions)


                 Column A              Column B            Column C            Column D              Column E          Column F
                 --------              --------            --------            --------              --------          --------

                                                                                Maximum               Average          Weighted
                Category of                                Weighted              amount               amount            average
                aggregate               Balance             average            outstanding          outstanding      interest rate
                short-term                 at               interest            during the           during the        during the
                borrowings             December 31            rate              period(a)            period(a)         period(a)
                ----------             -----------          --------           -----------          -----------      -------------
Bank Borrowings (uncommitted)             $113.0              4.08%               $118.0               $71.6             3.92%

Commercial Paper (b)(c)                    117.9              4.33                 139.0                81.4             4.08

Revolving Credit Facility                    -                  -                    -                   -                 -

The Company borrows funds for corporate purposes through the sale of commercial paper, under a $400 million revolving credit facility with a group of banks and through uncommitted money market lines of credit with banks. The commercial paper is generally sold for periods of 60 days or less, and short-term bank borrowings generally are arranged for periods of 30 to 90 days. The $400 million credit facility (the "Credit") was initiated in March, 1991 and replaced back-up lines of credit totaling $160 million. The Credit provides back-up liquidity for the Company's commercial paper programs and allows the Company additional short-term borrowing capacity on a committed basis. The Company pays a fee of 1/4 of 1 percent on the average daily unused portion of the Credit.

(a)   Based upon daily balances outstanding.
(b)   Includes domestic and European commercial paper.
(c)   Does not include cost of back-up liquidity facility.

                              UTILICORP UNITED INC.

                      SCHEDULE IX -- SHORT-TERM BORROWINGS

                      FOR THE YEAR ENDED DECEMBER 31, 1991
                              (dollars in millions)


                 Column A              Column B            Column C            Column D              Column E          Column F
                 --------              --------            --------            --------              --------          --------

                                                                                Maximum               Average          Weighted
                Category of                                Weighted              amount               amount            average
                aggregate               Balance             average            outstanding          outstanding      interest rate
                short-term                 at               interest            during the           during the        during the
                borrowings             December 31            rate              period(a)            period(a)         period(a)
                ----------             -----------          --------           -----------          -----------      -------------

Bank Borrowings (uncommitted)             $41.0               5.40%               $ 68.3               $22.8             6.14%

Commercial Paper(b)(c)                     70.0               5.39                 107.3                38.0             6.22

Revolving Credit Facility                   -                   -                  230.0                30.4             8.54

The Company borrows funds for corporate purposes through the sale of commercial paper, under a $400 million revolving credit facility with a group of banks and through uncommitted money market lines of credit with banks. The commercial paper is generally sold for periods of 60 days or less, and short-term bank borrowings generally are arranged for periods of 30 to 90 days. The $400 million credit facility (the "Credit") was initiated in March, 1991 and replaced back-up lines of credit totaling $160 million. The Credit provides back-up liquidty for the Company's commercial paper programs and allows the Company additional short-term borrowing capacity on a committed basis. The Company pays a fee of 1/4 of 1 percent on the average daily unused portion of the Credit.

(a)  Based upon daily balances outstanding.
(b)  Includes domestic and European commercial paper.
(c)  Does not include cost of back-up credit facility.

                              UTILICORP UNITED INC.

             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                  (in millions)

                                                 1993        1992        1991
                                                 ----        ----        ----
TAXES, OTHER THAN INCOME TAXES:

     Property                                    $39.2       $33.1       $26.4
     City occupational and franchise              16.3        12.5        13.2
     Other                                        16.5        15.5        12.9
                                                 -----       -----       -----


      Total taxes, other than income taxes       $72.0       $61.1       $52.5
                                                 -----       -----       -----
                                                 -----       -----       -----