Form 10-Q
period 1994-03-31
UTILICORP UNITED INC
filed 1994-05-16
CIK 66960

		  SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C. 20549

				 FORM 10-Q

(Mark One)

x     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 1994 or

       Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number 1-3562

			       UTILICORP UNITED INC.
	   (Exact name of registrant as specified in its charter)


	  DELAWARE                                          44-0541877
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


	3000 Commerce Tower, 911 Main, Kansas City, Missouri    64105
	       (Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code (816) 421-6600



	  (Former name, former address and former fiscal year,
			if changed since last report)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
		Yes     X       No


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	    Class                            Outstanding at March 31, 1994
 -------------------------------            --------------------------------
    Common Stock, $1 par value                         44,167,050

			  PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  Information regarding the condensed consolidated financial statements are set forth on pages 3 through 4 and pages 11 through 15.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management's discussion and analysis of financial condition and results of operations can be found on pages 5 through 10.

			 PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

	Legal proceedings can be found on page 16.

ITEM 2.  CHANGES IN SECURITIES

	None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

	None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

 Submission of matters to a vote of securities holders can be found on page 16.

ITEM 5.  OTHER INFORMATION

	None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

	Exhibits and reports on Form 8-K can be found on page 16.

					   PART 1

				      UTILICORP UNITED INC.
			  CONDENSED CONSOLIDATED STATEMENT OF INCOME
					  (unaudited)

											  THREE MONTHS ENDED
											       MARCH 31,
IN MILLIONS, EXCEPT PER SHARE DATA                1994          1993
Revenues:
      Electric operations                      $  130.8      $  130.1
      Gas operations                              284.3         276.1
      Energy related businesses                    82.2          74.7
Total revenues                                    497.3         480.9
Expenses:
      Fuel used for generation                     19.2          10.7
      Power purchased                              28.9          43.3
      Gas purchased for resale                    192.2         186.7
      Other operating                              50.6          46.5
      Maintenance                                  11.5          10.4
      Depreciation and amortization                19.6          18.3
      Taxes, other than income taxes               18.8          18.8
      Energy related businesses                    72.9          67.6
Total expenses                                    413.7         402.3
Income from operations                             83.6          78.6
Interest Charges and Other:
      Long-term debt                               22.0          21.4
      Short-term debt and other interest            2.5           3.7
      Minority interests                            0.9           --
      Other (income) expense, net                  (3.9)         (2.9)
Total interest charges and other                   21.5          22.2
Income before income taxes                         62.1          56.4
Income taxes                                       23.1          21.6
Net Income                                         39.0          34.8
Preference Dividends                                1.6           1.8
Earnings Available for Common Shares           $   37.4      $   33.0
Weighted Average Common Shares Outstanding:
      Primary                                      42.28         37.97
      Fully diluted                                45.20         41.56
Earnings Per Common Share:
      Primary                                  $    0.88     $    0.87
      Fully diluted                                 0.85          0.83
Cash Dividends Per Common Share                $    0.42     $    0.40

See accompanying notes to condensed consolidated financial statements.

					  PART 1

				   UTILICORP UNITED INC.
		       CONDENSED CONSOLIDATED STATEMENT OF INCOME
				       (unaudited)

                                                       	TWELVE MONTHS ENDED
                                                   								   MARCH 31,
IN MILLIONS, EXCEPT PER SHARE DATA                           1994       1993
Revenues:
      Electric Operations                                 $  547.5   $  516.3
      Gas Operations                                         694.4      612.4
      Energy related businesses                              346.2      285.0
Total revenues                                             1,588.1    1,413.7
Expenses:
      Fuel used for generation                                81.3       65.3
      Power purchased                                        110.0      131.3
      Gas purchased for resale                               449.0      400.9
      Other operating                                        217.5      185.2
      Maintenance                                             48.3       40.7
      Depreciation and amortization                           75.9       68.0
      Taxes, other than income taxes                          72.0       63.9
      Energy related businesses                              307.0      257.4
      Restructuring charge                                    69.8       --
      Unusual loss provision                                   --        17.7
Total expenses                                             1,430.8    1,230.4
Income from operations                                       157.3      183.3
Interest Charges and Other:
      Long-term debt                                          90.0       87.7
      Short-term debt and other interest                       9.2       11.5
      Gain on sale of subsidiary stock                       (47.8)       --
      Minority interests                                       1.7        --
      Other income, net                                      (17.4)     (12.3)
Total interest charges and other                              35.7       86.9
Income before income taxes                                   121.6       96.4
Income taxes                                                  31.1       37.4
Net Income                                                    90.5       59.0
Preference Dividends                                           6.7        6.7
Earnings Available for Common Shares                      $   83.8   $   52.3
Weighted Average Common Shares Outstanding:
      Primary                                                 41.82      35.76
      Fully diluted                                           45.18      36.53
Earnings Per Common Share:
      Primary                                             $    2.00  $    1.46
      Fully diluted                                       $    1.97  $    1.45
Cash Dividends Per Common Share                           $    1.64  $    1.60

See accompanying notes to condensed consolidated financial statements.

			     UTILICORP UNITED INC.
	    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		       CONDITION AND RESULTS OF OPERATIONS


UtiliCorp United Inc. (herein referred to as "the company") is comprised of three segments: electric operations, gas operations and energy related businesses. Each segment is discussed separately in the Results of Operations section. The Liquidity and Capital Resources section is prepared on a consolidated basis.

HIGHLIGHTS

  Revenues and net income increased for both the three and twelve month periods ended March 31, 1994. The $16.4 million increase in revenues and the $4.2 million increase in net income for the quarter result primarily from the impact of slightly colder weather as compared to the prior year combined with improved performance within the marketing segment of the company's Aquila Energy subsidiary. The $174.4 million increase in revenues and the $31.5 million increase in net income for the twelve month period relate primarily to the factors discussed above, the acquisition of the Nebraska gas system, the warmer summer weather experienced during 1993 as compared to 1992 and increased throughput at Aquila Gas Pipeline Corporation.

LIQUIDITY AND CAPITAL RESOURCES

	Cash provided from operating activities for the three and twelve months ended March 31, 1994, was $88.4 million and $226.5 million, respectively, compared to $145.2 million and $250.0 million for the same period in 1993. The decreases for both periods are due primarily to changes in working capital resulting from the effects of winter weather conditions in 1992, 1993 and 1994, and the timing of construction and other expenditures.

	In February 1994, the Board of Directors of UtiliCorp United (the (Board) authorized the redemption of all outstanding shares of the $1.775 Series Convertible Preference Stock. The preference stock will be redeemed on May 26, 1994 at a price of $21.60 per share plus accrued dividends. The preference shares can, at the shareholder's option, be converted to UtiliCorp common stock at a price $20.6569 per common share. The market value of UtiliCorp Common Stock at March 31, 1994 was $29.00 per share.

  The company has two revolving credit agreements (Agreements) with a consortium of banks aggregating $400 million. The Agreements support the company's commercial paper program and provide for additional short-term borrowing capacity. As of March 31, 1994, the company had no outstanding borrowings under these Agreements.

  The company has agreements with financial institutions to sell, on a continuing basis, up to $175 million of eligible accounts receivable on a limited recourse basis. The amount of accounts receivable sold under these agreements generally fluctuates with the level of the company's accounts receivable balance. During the first quarter, the company sold an additional $30.6 million of eligible accounts receivable. The proceeds from these sales were used primarily to reduce short-term debt incurred for construction and general corporate purposes.

	The company believes that its capital resources are adequate to continue to meet its capital needs.

RESULTS OF OPERATIONS

ELECTRIC OPERATIONS

The company's electric segment includes the electric operations of Missouri Public Service, West Kootenay Power, West Virginia Power, and WestPlains Energy.

				  Three Months         Twelve Months
				      Ended               Ended
				    March 31,           March 31,
Dollars in Millions
				 1994      1993       1994      1993

Revenues                         $ 130.8   $ 130.1    $ 547.5  $ 516.3

Expenses:
  Fuel and purchased power          48.1      54.0      191.3    195.6
  Other operations and              44.5      39.7      189.1    165.0
   maintenance
  Depreciation and amortization     12.3      10.9       47.3     42.0

Total expenses                     104.9     104.6      427.7    403.6

Income from operations           $  25.9   $  25.5    $ 119.8  $ 112.7

Electric sales (MWH 000's)         2,485     2,480      9,929    9,322

Revenues

	Electric revenues are based on rates authorized by various regulatory jurisdictions, which result in differing rate design and margins.

	Electric revenues increased $.7 million and $31.2, respectively, for the three and twelve month periods ended March 31, 1994, when compared to the same periods in the previous year. For all twelve month period, the primary reason for the increase was the more normal summer weather experienced during 1993 as compared to 1992. Unseasonably cool summer weather during 1992 served to reduce electric revenues. Summer weather returned to near normal in 1993. Customer growth combined with rate increases at Missouri Public Service, West Kootenay Power and West Virginia Power also contributed to increased revenues in both the three and twelve month periods ended March 31, 1994, as compared to the prior periods. For the three month period, the effect of the rate increases was offset by a new rate design at Missouri Public Service which became effective in June 1993. The new rate design increased rates during the summer when demand is highest and lowered rates in the winter.

Expenses

	Electric expenses increased $.3 million and $24.1 million, respectively, for the three and twelve month periods ended March 31, 1994, when compared to the same periods last year. Increases in both periods relate primarily to increased operations and maintenance expenses resulting from increases in in payroll and other expenses, increased property taxes resulting from higher tax rates and increased property balances and increased pension and benefit costs. Depreciation and amortization expenses have also increased for both the three and twelve month periods due to increased electric plant in service.

GAS OPERATIONS

	The company's gas segment includes gas operations of Missouri Public Service, Kansas Public Service, Peoples Natural Gas, Northern Minnesota Utilities, Michigan Gas Utilities and West Virginia Power.



				 Three Months         Twelve Months
				     Ended                Ended
				   March 31,             March 31,
Dollars in Millions
				 1994       1993      1994     1993

Revenues                       $ 284.3    $ 276.1  $ 694.4  $ 612.4

Expenses:
  Gas purchased for              192.2     186.7     449.0    400.9
   resale
  Other operations and            36.4      36.0     148.7    124.8
   maintenance
  Depreciation and                 7.3       7.4      28.6     26.0
   amortization
Total expenses                   235.9     230.1     626.3    551.7

Income from operations         $  48.4   $  46.0   $  68.1  $  60.7
Gas sales and transportation
 (BCF)                            92.0      89.0     264.0    246.4


Revenues

	Gas revenues are based on rates authorized by various regulatory jurisdictions, which result in differing rate designs and margins.

 Gas revenues increased $8.2 million and $82.0 million, respectively, for the three and twelve month periods ended March 31, 1994, when compared to the same periods in the prior year. The increase for the three month period primary reflects a small increase in gas volumes resulting from customer growth combined with a slightly colder first quarter as compared to the prior year. Additionally, a rate increase at Missouri Public Service in September 1993 during late 1992 and the acquisition of the Nebraska gas system of Arkla, Inc. on February 1, 1993 resulted in the increase in revenues for the twelve month period. The Nebraska acquisition contributed revenues of $100.4 million during the current twelve month period, while contributing revenues of $41.8 million during the twelve month period ended March 31, 1994.

 Overall, purchased gas cost increases, which are passed through to ultimate customers, have increased revenues during the three and twelve month periods as compared to the previous year; however, income from has not been significantly affected.

Expenses

	Expenses of the gas segment increased for both the three and twelve month periods. The increase for the three month period is almost exclusively related to the increase in purchased gas resulting from increased natural gas prices and the increase in volumes sold over the prior period. The increase for the twelve month period reflects increased costs associated with the acquisition discussed above, purchased gas cost increases, inflationary increases in payroll and other expenses and an increase in depreciation expense due to additional gas plant placed in service.

ENERGY RELATED BUSINESSES

	The energy related businesses segment includes the consolidated operations of the company's Aquila Energy subsidiary. Aquila is involved in the gathering, processing and marketing of natural gas, the acquisition and production of gas and oil reserves and the extraction and sale of natural gas liquids.


				Three Months      Twelve Months
				   Ended              Ended
				  March 31,         March 31,
Dollars in Millions
			       1994     1993    1994     1993

Revenues                      $ 82.2   $ 74.7  $ 346.2  $ 285.0

Expenses:
  Gas purchases, operations
   and maintenance              58.1     51.6    247.4    199.7
  Depreciation, depletion       14.8     16.0     59.6     57.7
   and amortization
  Restructuring charge           --       --      69.8       --
  Unusual loss provision         --       --       --      17.7
Total expenses                  72.9     67.6    376.8    275.1

Income<loss> from operations  $  9.3   $  7.1  $ (30.6) $   9.9

Marketing Volumes (BCF)         81.3    153.5    380.8    576.3


Revenues

	Revenues from Aquila Energy increased $7.5 million and $61.2 million, respectively, for the three and twelve month periods ended March 31, 1994, as compared to the same periods ending 1993. The increase for the quarter relates primarily to higher natural gas prices, increased throughput at Aquila Gas Pipeline Corporation (AGP) and improved marketing performance. These increases were partially offset by lower natural gas liquids prices. While marketing volumes for the quarter were significantly lower than the prior year, marketing margins were higher. The reduction in volumes and the improved marketing margins are the result of the revised business strategy adopted by Aquila which is more fully discussed under the Expenses section. As part of this revised strategy, Aquila will rely more on long-term sales contracts and focus on higher margin short-term contracts in its gas marketing activities. While this shift in strategy has resulted in reduced marketing volumes, it has also resulted in increased margins.

 The increase for the twelve month period also results primarily from an increase in throughput at AGP combined with the higher natural gas prices discussed above. The increase in revenues for the twelve month period was also partially offset by lower natural gas liquids prices.

Expenses

 Expenses for the Energy Related Businesses segment increased for both the three and twelve month periods ended March 31, 1994, as compared to prior year. The increase for the three month period relates primarily to an increase in gas purchases associated with the increased throughput at AGP and higher natural gas prices. Increased gas purchased also contributed to the increase in expenses for the twelve month period.

 The other primary component behind the increased expense level for the twelve month period is a $69.8 million pre-tax restructuring charge which was recognized in the fourth quarter of 1993. This charge resulted from the implementation of a revised business strategy at Aquila and consisted of an estimated $43.0 million for the disposition of certain non-strategic long-term sales and transportation contracts, a $16.6 million impairment reserve for non-strategic offshore pipeline assets, $6.5 million related to the cost of implementing other programs made necessary by the strategy revision, and $3.7 million related to the write-off of certain non-strategic investments owned by the company on behalf of Aquila. As of March 31, cash outlays associated with the restructuring plan have totaled approximatley $15.4 million principally due to the disposition of one long-term sales contract, the net costs of maintaining the remaining contracts and other costs of implementing the business unit restructuring. Aquila is pursuing disposal of the remaining contracts. Additional cash outlays to complete the restructuring plan of approximately
$30 million are anticipated during the next two years. These additional cash outlays will be funded from operations and other working capital sources.

 Depreciation, depletion and amortization declined for the three month period ended March 31, 1994 as compared to the prior year due to a decline in gas and oil production volumes, partially offset by higher depletion rates of gas and oil reserves. The increase in depreciation, depletion and amortization for the twelve month period ended March 31, 1994 is primarily due to the higher depletion rates discussed above.

 Unusual loss provision relates to apparent improper payments by former employees of Aquila Energy Resources Corporation, a wholly-owned subsidiary of Aquila Energy Corporation, during the course of transactions to acquire certain natural gas and oil properties. In the second and third quarters of 1992, the company recognized $17.7 million in pre-tax charges against earnings ($11.3 million after tax).

INTEREST CHARGES AND OTHER

 Interest expense for the quarter ended March 31, 1994 decreased by $.6 million as compared to the prior year. This reduction is primarily attributable to reduced rates of interest accomplished through a debt refinancing in April 1993. Interest charges for the twelve month period ended March 31, 1994 remained stable with the levels incurred in the prior year.

	Other income, net increased $1.0 million and $5.1 million, respectively, for the three and twelve months ended March 31, 1994, when compared to the same periods last year.  In the first quarter of 1993, the company adjusted the carrying value of certain miscellaneous investments.  This adjustment contributed to the increase for both the three and twelve month periods.
Increased earnings from the company's natural gas marketing venture in
United Kingdom and an increase in interest income also contributed to the increase for the twelve month period.

REGULATORY MATTERS

 In November 1993, West Kootenay Power filed a request with the British Columbia Utilities Commission for a two-step rate adjustment, primarily for increased purchased power costs and other operating expense increases. The requests for $6.0 million and $5.1 million in 1994 and 1995, respectivley, would increase existing rates 7.6% and 5.6%. On January 1, 1994, West Kootenay Power was allowed to implement an interim increase of $4.5 million subject to refund. Through March 31, 1994, West Kootenay Power had collected
approximately $1.3 million of revenue subject to refund.   Final decisions
are expected regarding both requests during the second quarter of 1994.

			  UTILICORP UNITED INC.
		CONDENSED CONSOLIDATED BALANCE SHEETS

							    MARCH 31,  DECEMBER 31,
DOLLARS IN MILLIONS                                           1994       1993
								(unaudited)
UTILITY PLANT AND OTHER ASSETS
Utility Plant in Service:
   Electric                                                 $ 1,531.0 $ 1,526.6
   Gas                                                          896.7     896.3
   Less-accumulated depreciation                                877.3     865.0
Net utility plant in service                                  1,550.4   1,557.9
Construction work in progress                                    23.9      22.3
Total utility plant, net                                      1,574.3   1,580.2
Non-Regulated Property, Net:
   Energy related                                               486.1     498.0
   Non-regulated generating assets and other                    197.1     183.6
Total non-regulated property                                    683.2     681.6
Current Assets:
   Cash and cash equivalents                                     53.8      70.3
   Accounts receivable, net                                     164.4     158.0
   Accrued utility revenues                                      57.0      76.6
   Fuel inventory, at average cost                               35.4      63.1
   Materials and supplies, at average cost                       38.9      38.7
   Prepayments and other                                         36.9      31.4
Total current assets                                            386.4     438.1
Deferred Charges                                                173.9     150.6
Total Utility Plant and Other Assets                        $ 2,817.8 $ 2,850.5
CAPITALIZATION AND LIABILITIES
Capitalization:
   Common shareholders' equity                              $   889.8 $   851.7
   Preference stock, not mandatorily redeemable                  25.0      25.0
   Preference stock, convertible and mandatorily redeemable      30.5      58.5
   Preferred stock of subsidiary, retractable                      .4        .4
   Long-term debt                                             1,002.7   1,009.7
Total capitalization                                          1,948.4   1,945.3
Current Liabilities:
   Current maturities of long-term debt                           9.8       1.8
   Short-term debt                                               25.3      70.0
   Accounts payable                                             340.1     392.5
   Accrued taxes                                                 31.1       9.3
   Accrued interest                                              26.2      20.1
   Other                                                         75.5      52.1
Total current liabilities                                       508.0     545.8
Deferred Credits and Liabilities:
   Deferred income tax liabilities                              230.5     231.9
   Investment tax credits                                        21.9      22.1
   Minority interests                                            28.1      27.2
   Other                                                         80.9      78.2
Total deferred credits and liabilities                          361.4     359.4
Total Capitalization and Liabilities                        $ 2,817.8 $ 2,850.5

See accompanying notes to condensed consolidated financial statements.

			     UTILICORP UNITED INC.
	      CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION


							MARCH 31,   DECEMBER 31,
DOLLARS IN MILLIONS, EXCEPT SHARES                         1994        1993
							     (unaudited)
Common Shareholders' Equity:
   Common stock, par value $1 per share, authorized
    100,000,000 shares, outstanding 43,379,670 shares
    (42,021,160 at December 31, 1993)                      $    43.4  $    42.0
   Premium on capital stock                                    745.4      722.4
   Retained earnings                                           112.2       93.4
   Currency translation adjustment                             (11.2)      (6.1)
Total common shareholders' equity                              889.8      851.7
Preference Stock, not mandatorily redeemable,
   $2.05 series, without par value, authorized
	  10,000,000 shares, outstanding 1,000,000 shares       25.0       25.0
Preference Stock, convertible and mandatorily
   redeemable, $1.775 series, outstanding 1,551,302
   shares (2,885,000 at December 31, 1993)                      30.5       58.5
Preferred Stock of Subsidiary, retractable                        .4         .4
Long-Term Debt:
   First mortgage bonds                                         36.1       36.1
   Senior notes                                                875.0      875.0
   Secured debentures                                           55.6       57.9
   Subordinated debentures                                      22.9       23.9
   Notes and other obligations                                  22.9       18.6
							     1,012.5    1,011.5
   Less current maturities                                       9.8        1.8
Total long-term debt                                         1,002.7    1.009.7
Total Capitalization                                       $ 1,948.4  $ 1,945.3

See accompanying notes to condensed consolidated financial statements.

					 UTILICORP UNITED INC.
			   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
					      (unaudited)


							     THREE MONTHS ENDED
								  MARCH 31,
DOLLARS IN MILLIONS                                             1994     1993
Cash Flows From Operating Activities:
   Net income                                                 $ 39.0   $  34.8
   Adjustments to reconcile net income to net
      cash provided from operating activities:
      Depreciation, depletion and amortization                  38.2      36.8
      Deferred taxes and investment tax credits                 (1.7)     14.4
      Changes in certain current assets and liabilities
       net of effects of acquisition:
       Accounts receivable and accrued revenues                (17.4)     54.6
       Accounts receivable sold                                 30.6       --
       Fuel and materials                                       27.5      33.7
       Accounts payable                                        (52.4)    (36.4)
       Accrued taxes                                            21.7       5.7
       Other, including purchased gas adjustment                24.2      16.1
      Changes in other assets and liabilities, net             (21.3)    (14.5)
Cash provided from operating activities                         88.4     145.2
Cash Flows From Investing Activities:
   Additions to utility plant                                  (21.2)    (32.9)
   Purchase of utility operations                                --      (99.0)
   Investment in non-regulated generating assets                 (.7)     (5.1)
   Investments in energy related properties                    (11.0)    (20.7)
   Other                                                       (12.6)     (4.4)
Cash used for investing activities                             (45.5)   (162.1)
Cash Flows From Financing Activities:
   Issuance of common stock                                       .2     142.2
   Issuance of long-term debt, net of premium paid               4.5     128.5
   Retirement of long-term debt                                  (.1)     (1.6)
   Short-term borrowings (repayments), net                     (44.8)    (230.9)
   Cash dividends paid                                         (19.2)    (18.0)
Cash provided from (used for) financing activities             (59.4)      20.2
Increase (decrease) in cash and cash equivalents               (16.5)       3.3
Cash and cash equivalents at beginning of period                70.3      18.7
Cash and Cash Equivalents at End of Period                    $ 53.8   $  22.0
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for -
   Interest, net of amount capitalized                        $ 17.4   $  12.0
   Income taxes                                                  1.2       1.3
  Liabilities Assumed In Acquisition -
   Fair value of assets acquired                              $  --    $ 106.3
   Cash paid for acquisition                                     --       99.0
   Liabilities assumed                                           --        7.3

See accompanying notes to condensed consolidated financial statements.

			      UTILICORP UNITED INC.
		   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
				   (unaudited)


							   TWELVE MONTHS ENDED
								 MARCH 31,
DOLLARS IN MILLIONS                                           1994       1993
Cash Flows From Operating Activities:
   Net income                                              $  90.5     $  59.0
   Adjustments to reconcile net income to net
      cash provided from operating activities:
      Depreciation, depletion and amortization               146.3       134.5
      Gain on sale of subsidiary stock                       (47.8)        --
      Restructuring charge                                    69.8         --
      Unusual loss provision                                   --         17.7
      Deferred taxes and investment tax credits                1.1        38.2
      Changes in certain current assets and liabilities
       net of effects of acquisition and restructuring:
       Accounts receivable and accrued revenues              (25.2)      (70.9)
       Accounts receivable sold                               19.7        17.0
       Fuel and materials                                    (13.8)        4.8
       Accounts payable                                       (2.1)      104.9
       Accrued taxes                                           7.0       (17.6)
       Other, including purchased gas adjustment               3.1       (11.9)
      Changes in other assets and liabilities, net           (22.1)      (25.7)
Cash provided from operating activities                      226.5       250.0
Cash Flows From Investing Activities:
   Additions to utility plant                               (128.8)     (161.1)
   Purchase of utility operations                              --        (99.0)
   Sale of subsidiary stock                                   74.6        --
   Investment in non-regulated generating assets             (24.4)      (19.9)
   Investments in energy related properties                  (84.8)      (59.0)
   Other                                                        .5       (11.3)
Cash used for investing activities                          (162.9)     (350.3)
Cash Flows From Financing Activities:
   Issuance of common stock                                   31.5       155.8
   Retirement of preference stock                             (9.1)        --
   Issuance of long-term debt, net of premium paid            93.6       240.5
   Retirement of long-term debt                              (97.8)     (133.1)
   Short-term borrowings (repayments), net                    25.2      (110.6)
   Cash dividends paid                                       (75.2)      (64.8)
Cash provided from (used for) financing activities           (31.8)       87.8
Increase (decrease) in cash and cash equivalents              31.8       (12.5)
Cash and cash equivalents at beginning of period              22.0        34.5
Cash and Cash Equivalents at End of Period                 $  53.8     $  22.0
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for -
   Interest, net of amount capitalized                     $  99.9     $  99.5
   Income taxes                                               24.4        16.6
 Liabilities Assumed In Acquisition -
   Fair value of assets acquired                           $   --      $ 106.3
   Cash paid for acquisition                                   --         99.0
   Liabilities assumed                                         --          7.3

See accompanying notes to condensed consolidated financial statements.

			    UTILICORP UNITED INC.
		     NOTES TO CONDENSED CONSOLIDATED
			    FINANCIAL STATEMENTS
				 (unaudited)


(1) Summary of Significant Accounting Policies: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in the company's 1993 Annual Report to Shareholders incorporated by reference in the company's 1993 Form 10-K. It is suggested that those consolidated financial statements be read in conjunction herewith. The year-end financial statements presented were derived from the company's audited financial statements, but do not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary for a fair representation of the financial position of the company and the results of its operations.

(2) In February 1994, the Board of Directors of UtiliCorp United (the Board) authorized the redemption of all outstanding shares of the $1.775 Series Convertible Preference Stock. The preference stock will be redeemed on May 26, 1994 at a price of $21.60 per share plus accrued dividends. The preference shares can, at the shareholder's option, be converted to UtiliCorp common stock at a price of $20.6569 per common share. The market value of UtiliCorp Common Stock at March 31, 1994 was $29.00 per share.

  During the first quarter of 1994, approximately 1.3 million shares of the company's $1.775 Series Convertible Preference Stock were converted into approximately 1.3 million shares of UtiliCorp common stock.

				  PART II

			    OTHER INFORMATION

Item 1.  Legal Proceedings

 On March 31, 1994, UtiliCorp and Aquila reached a settlement with Vincent F. Marquez, Jr., a former Vice President of Aquila Energy Resources, Inc., and one of the defendants in UtiliCorp United Inc., et al, v. Stegall et al. Mr. Marquez admitted his responsibility for the misappropriations alleged in the lawsuit and agreed to an entry of judgment against him in the amount of approximately $16 million. Pursuant to the settlement agreement, the court entered judgment against Marquez on April 6, 1994. Under the terms of the settlement agreement, plaintiffs dismissed their claims against Marquez's wife, Sonja Lonevik Marquez, and the corporation owned by Mr. and Mrs. Marquez, Marquez Ranch, Inc.. In addition, counterclaims against UtiliCorp and Aquila were dismissed. The real property owned by Marquez Ranch was transferred to plaintiffs as part of the settlement. UtiliCorp believes such real property may have a value of approximately $750,000. UtiliCorp is unable to predict what amount of the judgement, if any, it will be able to collect. Claims against all remaining defendants will continue to be vigorously pursued by the company.

Item 4.  Submission of Matters to a Vote of Securities Holders

  The Registrant held its Annual meeting of Stockholders on May 4, 1994. The following item was voted upon:

  Stockholders elected Mr. Richard C. Green, Jr., Mrs. Avis G. Tucker and Mr.
L. Patton Kline to hold the office as Directors of the company for the term of three (3) years.

  The vote for Mr. Green was 35,904,041 for, none against, 293,456 withheld, no abstentions and no broker non-votes.

  The vote for Mrs. Tucker was 35,822,814 for, none against, 374,683 withheld, no abstentions and no broker non-votes.

  The vote for Mr. Kline was 35,896,927 for, none against, 300,570 withheld, no abstentions and no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

	(a)     List of Exhibits

	 11      Statement regarding Computation of Per Share Earnings

	 27(a)   Financial Data Schedule - For the Quarterly Period Ended
		 March 31, 1994
	 27(b)   Financial Data Schedule - For the Twelve Month Period Ended
		 March 31, 1994

	 (b)     Reports on Form 8-K
		 There were no reports on Form 8-K filed during the three month period ended March 31, 1994

				 SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



						   UtiliCorp United Inc.
							(Registrant)




     May 13, 1994                         /S/Richard C. Green, Jr.
					  -------------------------
					  Richard C. Green, Jr.
					  Chairman of the Board, President
					  (Chief Executive Officer)




      May 13, 1994                        /S/Dale J. Wolf
					  -------------------------
					  Dale J. Wolf
					  Vice President
					  Finance & Corporate Secretary