Form 10-Q
period 1994-06-30
UTILICORP UNITED INC
filed 1994-08-12
CIK 66960

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                                FORM 10-Q

(Mark One)

x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1994 or

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

		   Class                        Outstanding at August 3, 1994
	 Common Stock, $1 par value                     44,819,391

                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

	Information regarding the condensed consolidated financial statements is set forth on pages 3 through 5 and pages 12 through 16.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Management's discussion and analysis of financial condition and results of operations can be found on pages 6 through 11.


                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

	Legal proceedings can be found on page 18.

ITEM 2.  CHANGES IN SECURITIES

	None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

	None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

	See information provided in Item 4 of Part II in the Form 10-Q for the first quarter of 1994.

ITEM 5.  OTHER INFORMATION

	None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

	Exhibits and reports on Form 8-K can be found on page 18.

                             PART 1

                      UTILICORP UNITED INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          (unaudited)

                                               THREE MONTHS ENDED
                                                    JUNE 30,
IN MILLIONS, EXCEPT PER SHARE DATA                1994     1993
Revenues:
      Electric operations                       $137.1     $127.0
      Gas operations                              96.9      120.3
      Energy related businesses                   77.6       82.1
Total revenues                                   311.6      329.4
Expenses:
      Fuel used for generation                    17.9       17.7
      Power purchased                             27.8       25.9
      Gas purchased for resale                    53.9       74.7
      Other operating                             55.3       56.0
      Maintenance                                 12.7       11.1
      Depreciation and amortization               19.8       18.5
      Taxes, other than income taxes              17.9       16.9
      Energy related businesses                   71.6       74.0
Total expenses                                   276.9      294.8
Income from operations                            34.7       34.6
Interest Charges and Other:
     Long-term debt                               21.9       23.5
     Short-term debt and other interest            2.9        1.2
     Minority interests                             .7        --
     Other (income) expense, net                  (3.1)      (2.0)
Total interest charges and other                  22.4       22.7
Income before income taxes                        12.3       11.9
Income taxes                                       4.9        4.6
Net Income                                         7.4        7.3
Preference Dividends                                .8        1.8
Earnings Available for Common Shares              $6.6       $5.5
Weighted Average Common Shares Outstanding:
      Primary                                     44.38      41.26
      Fully diluted                               44.38      41.26
Earnings Per Common Share:
      Primary                               $       .15     $  .13
      Fully diluted                                 .15        .13
Cash Dividends Per Common Share                  $  .42     $  .40

See accompanying notes to condensed consolidated financial statements.

                         PART 1

                  UTILICORP UNITED INC.
			   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (unaudited)


                                                SIX MONTHS ENDED
                                                     JUNE 30,
IN MILLIONS, EXCEPT PER SHARE DATA                1994      1993
Revenues:
      Electric operations                       $267.9     $257.1
      Gas operations                             381.2      396.4
      Energy related businesses                  159.9      156.8
Total revenues                                   809.0      810.3
Expenses:
      Fuel used for generation                    37.0       28.4
      Power purchased                             56.7       69.2
      Gas purchased for resale                   246.2      261.4
      Other operating                            105.8      102.5
      Maintenance                                 24.2       21.5
      Depreciation and amortization               39.5       36.8
      Taxes, other than income taxes              36.7       35.7
      Energy related businesses                  144.5      141.6
Total expenses                                   690.6      697.1
Income from operations                           118.4      113.2
Interest Charges and Other:
      Long-term debt                              43.9       44.9
      Short-term debt and other interest           5.5        4.9
      Minority interests                           1.6       -
      Other income, net                           (7.0)      (4.9)
Total interest charges and other                  44.0       44.9
Income before income taxes                        74.4       68.3
Income taxes                                      28.0       26.2
Net Income                                        46.4       42.1
Preference Dividends                               2.4        3.7
Earnings Available for Common Shares            $ 44.0     $ 38.4
Weighted Average Common Shares Outstanding:
      Primary                                     43.33      39.61
      Fully diluted                               43.90      43.19
Earnings Per Common Share:
      Primary                                      1.02     $  .97
      Fully diluted                                1.01        .96
Cash Dividends Per Common Share                  $  .84     $  .80

See accompanying notes to condensed consolidated financial statements.

                            PART 1

                    UTILICORP UNITED INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (unaudited)


                                              TWELVE MONTHS ENDED
                                                    JUNE 30,
IN MILLIONS, EXCEPT PER SHARE DATA              1994        1993
Revenues:
      Electric operations                      $ 557.6    $ 525.1
      Gas operations                             671.0      651.7
      Energy related businesses                  341.7      312.7
Total revenues                                 1,570.3    1,489.5
Expenses:
      Fuel used for generation                    81.4       69.2
      Power purchased                            111.9      126.9
      Gas purchased for resale                   428.2      428.6
      Other operating                            216.8      196.8
      Maintenance                                 49.9       40.4
      Depreciation and amortization               77.1       69.6
      Taxes, other than income taxes              73.1       66.6
      Energy related businesses                  304.6      281.9
      Restructuring charge                        69.8       --
      Unusual loss provision                       --         6.1
Total expenses                                 1,412.8    1,286.1
Income from operations                           157.5      203.4
Interest Charges and Other:
      Long-term debt                              88.3       88.3
      Short-term debt and other interest          10.9        9.5
      Gain on sale of subsidiary stock           (47.8)      --
      Minority interests                           2.4       --
      Other income, net                          (18.3)     (12.0)
Total interest charges and other                  35.5       85.8
Income before income taxes                       122.0      117.6
Income taxes                                      31.4       45.0
Net Income                                        90.6       72.6
Preference Dividends                               5.6        7.0
Earnings Available for Common Shares            $ 85.0     $ 65.6
Weighted Average Common Shares Outstanding:
      Primary                                     42.60      37.35
      Fully diluted                               45.29      38.07
Earnings Per Common Share:
      Primary                                    $ 1.99     $ 1.76
      Fully diluted                                1.97       1.74
Cash Dividends Per Common Share                  $ 1.66     $ 1.60

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

HIGHLIGHTS

  Net income increased for each of the three, six and twelve month periods ended June 30, 1994, as compared to the same periods in 1993. The increases for both the three and six month periods relate primarily to increased contributions from the company's electric utilities and its non-regulated UtilCo Group subsidiary. The improvement within the company's electric utilities is the result of warmer than normal early summer weather throughout much of UtiliCorp's electric service territory, while UtilCo Group is showing improved results at several of its non-utility power generation plants. The increase for the twelve month period is primarily the result of slightly increased contributions from each of UtiliCorp's three business segments; electric, gas and energy related.


LIQUIDITY AND CAPITAL RESOURCES

	Cash provided from operating activities for the three month period ended June 30, 1994 increased $25.2 million compared to the same period in the prior year. This increase is primarily attributable to increased collections on accounts receivable during the 1994 quarterly period. These increased collections resulted primarily from increased sales volumes at the company's natural gas marketing venture in the United Kingdom. Cash provided from operating activities for the six and twelve month periods ending June 30, 1994 decreased $27.1 million and $8.5 million respectively, as compared to the same periods in 1993. The decreases for both periods are due primarily to changes in working capital resulting from the effects of winter weather conditions in 1992, 1993 and 1994, and the timing of construction and other expenditures.

	Cash used for investing activities consists primarily of utility construction expenditures and investments in energy related properties.  Additionally, during the first quarter 1993 the company purchased the Nebraska gas system of
Arkla, Inc., and during the fourth quarter 1993, the company sold a portion of the stock of an indirect subsidiary to the public.  The timing of these transactions is responsible for most of the variances noted between years.

	In February 1994, the Board of Directors of UtiliCorp United (the Board) authorized the redemption of all outstanding shares of the $1.775 Series Convertible Preference Stock. The majority of the outstanding shares were converted to UtiliCorp common stock based on a conversion price of $20.6569 per common share, with any remaining shares not converted being redeemed on May 26, 1994 at a price of $21.60 per share plus accrued dividends. The market value of UtiliCorp common stock at June 30, 1994 was $28.50 per share.

  The company has two revolving credit agreements (Agreements) with a consortium of banks aggregating $400 million. The Agreements support the company's commercial paper program and provide for additional short-term borrowing capacity. As of June 30, 1994, the company had no outstanding borrowings under these Agreements.

  As of June 30, 1994, the company had agreements with financial institutions to sell, on a continuing basis, up to $175 million of eligible accounts receivable on a limited resource basis. During July 1994, the agreements were revised to allow the sale of up to $205 million of eligible accounts receivable. The amount of accounts receivable sold under these agreements generally fluctuates with the level of the company's accounts receivable balance. During the second quarter, the company reduced the balance of accounts receivable sold by $34.0 million to $135.7 million.

	The company believes that its capital resources are adequate to continue to meet its capital needs.


RESULTS OF OPERATIONS

ELECTRIC OPERATIONS

The company's electric segment includes the electric operations of Missouri Public Service, West Kootenay Power, West Virginia Power and WestPlains Energy.


                                      Three Months Ended        Six Months Ended    Twelve Months Ended
                                           June 30,                 June 30,             June 30,
Dollars in Millions                    1994        1993           1994      1993      1994     1993
Revenues                              $137.1      $127.0         $267.9    $257.1    $557.6   $525.1
Expenses:
  Fuel and purchased power              45.7        43.6           93.7      97.6     193.3    196.1
  Other operations and maintenance      49.3        46.6           93.8      87.0     193.7    170.7
  Depreciation and amortization         12.3        11.0           24.6      21.8      48.7     42.2
Total expenses                         107.3       101.2          212.1     206.4     435.7    409.0
Income from operations                $ 29.8      $ 25.8         $ 55.8    $ 50.7     121.9   $116.1
Electric sales (MWH 000's)             2,432       2,270          4,918     4,750    10,092    9,525


Electric Revenues

	Electric revenues are based on rates authorized by various regulatory jurisdictions, which result in differing rate design and margins.

	Increases for all three periods reflect the warmer than normal early summer weather experienced throughout much of the company's service territory.  The increase for the twelve month period also reflects the more normal summer weather experienced during 1993 as compared to 1992.  Customer growth and rate increases at Missouri Public Service, West Kootenay Power and West
Virginia Power also contributed to increased revenues in all periods presented.
Revenues were also positively impacted by the new rate design at Missouri
Public Service which became effective in June 1993.  The new rate design results in increased rates during periods of high demand and decreased rates during periods of low demand.

Electric Expenses

	Electric expenses increased $6.1 million, $5.7 million and $26.7 million, respectively, for the three, six and twelve month periods ended June 30, 1994, when compared to the same periods in 1993. Increases in all three periods relate primarily to increased operations and maintenance expense, resulting from payroll and other cost increases, increased maintenance expenditures and increased pension and benefit costs. The company has also experienced an increase in property taxes due to higher tax rates and increased property balances. Depreciation and amortization expenses have also increased for all periods presented as a result of an increase in electric plant in service.


GAS OPERATIONS

	The company's gas segment includes gas operations of Missouri Public Service,
Kansas Public Service, Peoples Natural Gas, Northern Minnesota Utilities,
Michigan Gas Utilities and West Virginia Power.

                                      Three Months Ended        Six Months Ended      Twelve Months Ended
                                          June 30,                  June 30                June 30,
Dollars in Millions                    1994       1993          1994      1993         1994       1993
Revenues                               $ 96.9     $120.3        $381.2    $396.4       $671.0     $651.7
Expenses:
  Gas purchased for resale               53.9       74.7         246.2     261.4        428.2      428.6
  Other operations and maintenance       36.6       37.4          72.9      72.7        146.1      133.1
  Depreciation and amortization           7.5        7.5          14.9      15.0         28.4       27.4
Total expenses                           98.0      119.6         334.0     349.1        602.7      589.1
Income(loss) from operations           $ (1.1)    $  0.7        $ 47.2    $ 47.3         68.3     $ 62.6
Gas sales and transportation (BCF)       51.7      50.5          143.7     139.5        265.2      252.2

Gas Revenues

  Gas revenues are based on rates authorized by various regulatory jurisdictions, which result in differing rate designs and margins.

	Gas revenues decreased $23.4 million and $15.2 million respectively, for the three and six month periods ended June 30, 1994, when compared to the same periods in the prior year.  Gas revenues for the twelve month period ended
June 30, 1994 increased $19.3 million over the same period in the prior year.
The decrease in revenues for both the three and six month periods relates primarily to customers switching from tariff sales to transportation sales.
While this switching has reduced revenues, it has had no significant impact on income from operations.  Warmer early summer weather during the second quarter of 1994 as compared to the second quarter of 1993 also resulted in decreased revenues.  For the twelve month period ended June 30, 1994, these factors were more than offset by several rate increases implemented during late 1992 and 1993, and the acquisition of the Nebraska gas system of Arkla,
Inc. on February 1, 1993.  The Nebraska acquisition contributed revenues of $94.9 million during the current twelve month period, while contributing revenues of $56.6 million during the twelve month period ended June 30, 1993.

Gas Expenses

	Gas purchased for resale decreased $20.8 million and $15.2 million respectively, for the three and six month periods ended June 30, 1994, when compared to the same periods in the prior year. Similar to the reduction in gas revenues discussed above, these decreases relate primarily to customers swtiching from tariff sales to transportation sales. Other expenses of the gas segment for the three and six month periods have remained relatively level when compared to the prior year. Gas expenses for the twelve month period ended June 30, 1994 increased $13.6 over the same period in the prior year. The increase for the twelve month period reflects increased costs and depreciation associated with the acquisition discussed above.


ENERGY RELATED BUSINESSES

	The energy related businesses segment includes the consolidated operations of the company's Aquila Energy subsidiary.  Aquila is involved in the gathering, processing and marketing of natural gas, acquisition and production of gas and oil reserves and extraction and sale of natural gas liquids.


                                                      Three Months Ended        Six Months Ended     Twelve Months Ended
                                                  June 30,                 June 30,              June 30,
Dollars in Millions                            1994        1993         1994      1993        1994       1993
Revenues                                      $ 77.6      $ 82.1       $159.9    $156.8      $341.7     $312.7
Expenses:
  Gas purchases, operations and maintenance     56.0        59.3        114.0     110.9       244.1      224.4
  Depreciation, depletion and amortization      15.6        14.7         30.5      30.7        60.5       57.5
  Restructuring charge                          --          --           --        --          69.8        --
  Unusual loss provision                        --          --           --        --          --         6.1
Total expenses                                  71.6        74.0        144.5     141.6       374.4      288.0
Income<loss> from operations                  $  6.0      $  8.1       $ 15.4    $ 15.2      $(32.7)    $ 24.7
Marketing Volumes (BCF)                         78.9       107.0        160.2     260.5       352.7      553.2

Energy Related Businesses Revenues

	Revenues from Aquila Energy decreased $4.5 million during the three month period ended June 30, 1994 as compared to the prior year. The primary reason for this decline is lower natural gas and natural gas liquids prices, offset partially by improved marketing performance. Compared to the prior year, natural gas prices for the quarter had declined approximately 7%, while natural gas liquids prices had declined approximately 18%. Although marketing volumes for all periods presented were lower than the prior year, marketing margins were higher. The reduction in marketing volumes and the improved marketing margins are the result of the revised business strategy adopted by Aquila which is more fully discussed below. As part of this revised strategy, Aquila will rely more on long-term sales contracts and focus on higher margin short-term contracts in its gas marketing activities.

	Revenues for the six and twelve month periods ended June 30, 1994 increased
$3.1 million and $29 million, respectively, as compared to the same periods for
1993.  The increase for the six month period relates primarily to the improved marketing performance discussed previously.  For the twelve month period, the improved marketing performance, increased throughput at Aquila Gas
Pipeline Corporation (AGP) and higher natural gas prices as compared to the prior year all contributed to the increase in revenues.  For both the six and twelve month periods the increase in revenues was partially offset by lower natural gas liquids prices.


Energy Related Businesses Expenses

	Consistent with the decline in revenues, expenses for the Energy Related Businesses segment declined by $2.4 million for the three month period ended June 30, 1994 as compared to the prior year. This decrease in expenses is attributable to a decrease in the cost of gas purchased resulting from the decline in gas prices discussed previously, partially offset by an increase in operations and maintenance expenses.

	Expenses for the six and twelve month periods ended June 30, 1994 increased
$2.9 million and $86.4 million compared to the same periods in 1993.  The increase for the six month period relates to an increase in operations and maintenance expenses.  Gas purchased increased during the twelve month period ending June 30, 1994 as compared to the prior year due to increased throughput at AGP and higher natural gas prices.

	The other primary component behind the increased expense level for the twelve month period is a $69.8 million pre-tax restructuring charge which was recognized in the fourth quarter of 1993.  This charge resulted from the implementation of a revised business strategy at Aquila and consisted of an estimated $43.0 million for the disposition of certain non-strategic long-term sales and transportation contracts, a $16.6 million impairment reserve for non-strategic offshore pipeline assets, $6.5 million related to the cost of implementing other programs made necessary by the strategy revision, and $3.7 million related to the write-off of certain non-strategic investments owned by the company on behalf of Aquila.  As of June 30, cash outlays associated with the restructuring plan have totaled approximately $17.8 million, primarily due to the disposition of one long-term sales contract, the net costs of maintaining the remaining contracts and other costs of implementing the business unit restructuring.  Aquila is pursuing disposal of the remaining contracts.  Additional cash outlays to complete the restructuring plan of approximately $29 million are anticipated during the next two years.  These additional cash outlays will be funded from operations and other working capital sources.

	Depreciation, depletion and amortization increased for the three month period ended June 30, 1994 as compared to the prior year due to higher depletion rates of gas and oil reserves. These higher depletion rates also increased depreciation, depletion and amortization for both the six and twelve month periods ended June 30, 1994 as compared to the prior year. However, the increase for the six month period was more than offset by a reduction in depreciation, depletion and amortization resulting from a decline in gas and oil production volumes.

	Unusual loss provision relates to apparent improper payments by former employees of Aquila Energy Resources Corporation, a wholly-owned subsidiary of Aquila Energy Corporation, during the course of transactions to acquire certain natural gas and oil properties. In the third quarter of 1992, the company recognized $6.1 million in pre-tax charges against earnings
($3.9 million after tax).

INTEREST CHARGES AND OTHER

	Interest expense for all periods presented has remained relatively unchanged from the levels of the prior year.

	Other income, net increased $1.1 million, $2.1 million and $6.3 million, respectively, for the three, six and twelve month periods ended June 30, 1994, when compared to the same periods in 1993. The increase for the quarter is primarily attributable to improved operating results within the company's non-regulated UtilCo Group subsidiary. UtilCo Group's improved results as well as an increased contribution to earnings from the company's natural gas marketing venture in the United Kingdom were the primary contributors to the increase for the six month period. In the first quarter of 1993, the company adjusted the carrying value of certain miscellaneous investments.
This adjustment contributed to the increase for the twelve month period. Increased earnings from the company's subsidiary in the United Kingdom and an increase in interest income also contributed to the increase for the twelve month period.


REGULATORY MATTERS

  In June 1994, the company's West Kootenay Power subsidiary was granted a two-step electric rate increase of 2.4%, or $1.9 million per year, effective January 1, 1994, and 3.1%, or $2.7 million per year, effective January 1, 1995. The increases are necessary to offset increased purchased power costs and other operating expense increases. West Kootenay Power originally requested increases of $6.0 million in 1994 and $5.1 million in 1995, and had been allowed to implement an interim increase of $4.5 million subject to refund. As a result of the June decision, a $1.2 million rate refund will be granted to customers of West Kootenay Power. A provision for this refund was established in June 1994.

                         UTILICORP UNITED INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             JUNE 30,           DECEMBER 31,
DOLLARS IN MILLIONS                                            1994                1993
                                                            (unaudited)
UTILITY PLANT AND OTHER ASSETS
Utility Plant in Service:
   Electric                                                 $ 1,538.0           $ 1,526.6
   Gas                                                          902.7               896.3
                                                              2,440.7             2,422.9
   Less-accumulated depreciation                                893.0               865.0
Net utility plant in service                                  1,547.7             1,557.9
Construction work in progress                                    36.4                22.3
Total utility plant, net                                      1,584.1             1,580.2
Non-Regulated Property, Net:
   Energy related                                               499.7               498.0
   Non-regulated generating assets and other                    203.5               183.6
Total non-regulated property                                    703.2               681.6
Current Assets:
   Cash and cash equivalents                                     95.3                70.3
   Accounts receivable, net                                     115.0               158.0
   Accrued utility revenues                                      39.8                76.6
   Fuel inventory, at average cost                               54.1                63.1
   Materials and supplies, at average cost                       39.4                38.7
   Prepayments and other                                         32.7                31.4
Total current assets                                            376.3               438.1
Deferred Charges                                                175.3               150.6
Total Utility Plant and Other Assets                        $ 2,838.9           $ 2,850.5
CAPITALIZATION AND LIABILITIES
Capitalization:
   Common shareholders' equity                              $   907.5           $   851.7
   Preference stock, not mandatorily redeemable                  25.0                25.0
   Preference stock, convertible and mandatorily redeemable      --                  58.5
   Preferred stock of subsidiary, retractable                      .4                  .4
   Long-term debt                                               998.3             1,009.7
Total capitalization                                          1,931.2             1,945.3
Current Liabilities:
   Current maturities of long-term debt                           5.5                 1.8
   Short-term debt                                              110.1                70.0
   Accounts payable                                             311.4               392.5
   Accrued taxes                                                 22.3                 9.3
   Accrued interest                                              20.8                20.1
   Other                                                         68.9                52.1
Total current liabilities                                       539.0               545.8
Deferred Credits and Liabilities:
   Deferred income tax liabilities                              235.0               231.9
   Investment tax credits                                        21.6                22.1
   Minority interests                                            27.4                27.2
   Other                                                         84.7                78.2
Total deferred credits and liabilities                          368.7               359.4
Total Capitalization and Liabilities                        $ 2,838.9           $ 2,850.5

See accompanying notes to condensed consolidated financial statements.

                                   UTILICORP UNITED INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION


                                                              JUNE 30,               DECEMBER 31,
DOLLARS IN MILLIONS, EXCEPT SHARES                             1994                     1993
                                                            (unaudited)
Common Shareholders' Equity:
   Common stock, par value $1 per share, authorized
   100,000,000 shares, outstanding 44,804,935 shares
   (42,021,160 at December 31, 1993)                          $ 44.8                   $ 42.0
   Premium on capital stock                                    773.4                    722.4
   Retained earnings                                            99.6                     93.4
   Currency translation adjustment                             (10.3)                    (6.1)
Total common shareholders' equity                              907.5                    851.7
Preference Stock, not mandatorily redeemable,
  $2.05 series, without par value, authorized
  10,000,000 shares, outstanding 1,000,000 shares               25.0                     25.0
Preference Stock, convertible and mandatorily
   redeemable, $1.775 series, no outstanding
   shares (2,885,000 at December 31, 1993)                       --                      58.5
Preferred Stock of Subsidiary, retractable                        .4                       .4
Long-Term Debt:
   First mortgage bonds                                         26.8                     36.1
   Senior notes                                                875.0                    875.0
   Secured debentures                                           55.4                     57.9
   Subordinated debentures                                      21.8                     23.9
   Notes and other obligations                                  24.8                     18.6
                                                             1,003.8                  1,011.5
   Less current maturities                                       5.5                      1.8
Total long-term debt                                           998.3                  1,009.7
Total Capitalization                                       $ 1,931.2                $ 1,945.3

See accompanying notes to condensed consolidated financial statements.

                     UTILICORP UNITED INC.
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (unaudited)

                                                             THREE MONTHS ENDED
                                                                  June 30,
DOLLARS IN MILLIONS                                           1994        1993
Cash Flows From Operating Activities:
   Net income                                                $ 7.4       $ 7.3
   Adjustments to reconcile net income to net
     cash provided from operating activities:
     Depreciation, depletion and amortization                38.8        37.4
     Deferred taxes and investment tax credits                4.2        12.7
     Changes in certain current assets and liabilities:
       Accounts receivable and accrued revenues             100.6        69.9
       Accounts receivable sold                             (34.0)      (19.8)
       Fuel and materials                                   (19.3)      (14.4)
       Accounts payable                                     (28.8)      (24.0)
       Accrued taxes                                         (8.8)      (21.3)
       Other, including purchased gas adjustment             (9.2)       (7.2)
     Changes in other assets and liabilities, net            (2.5)      (17.4)
Cash provided from operating activities                      48.4        23.2
Cash Flows From Investing Activities:
   Additions to utility plant                               (30.0)      (30.5)
   Investment in non-regulated generating assets              --          (.2)
   Investments in energy related properties                 (28.2)      (19.0)
   Other                                                     (5.1)        4.2
Cash used for investing activities                          (63.3)      (45.5)
Cash Flows From Financing Activities:
   Issuance of common stock                                    .2        24.2
   Retirement of Preference Stock                             (.9)        - -
   Issuance of long-term debt, net of premium paid            1.4        71.1
   Retirement of long-term debt                              (9.5)      (68.2)
   Short-term borrowings, net                                84.9        21.5
   Cash dividends paid                                      (19.7)      (18.4)
Cash provided from financing activities                      56.4        30.2
Increase in cash and cash equivalents                        41.5         7.9
Cash and cash equivalents at beginning of period             53.8        22.0
Cash and Cash Equivalents at End of Period                 $ 95.3      $ 29.9
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for -
      Interest, net of amount capitalized                  $ 28.8      $ 29.9
      Income taxes                                            3.5         8.7

See accompanying notes to condensed consolidated financial statements.

                                    UTILICORP UNITED INC.
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (unaudited)

                                                             SIX MONTHS ENDED
                                                                 June 30,
DOLLARS IN MILLIONS                                         1994          1993
Cash Flows From Operating Activities:
   Net income                                              $ 46.4       $ 42.1
   Adjustments to reconcile net income to net
      cash provided from operating activities:
      Depreciation, depletion and amortization               77.0         74.2
      Deferred taxes and investment tax credits               2.5         27.1
      Changes in certain current assets and liabilities,
        net of effects of acquisition:
        Accounts receivable and accrued revenues             83.2        123.7
        Accounts receivable sold                             (3.4)       (19.8)
        Fuel and materials                                    8.2         19.3
        Accounts payable                                    (81.2)       (67.0)
        Accrued taxes                                        13.0        (13.0)
        Other, including purchased gas adjustment            14.9          7.7
      Changes in other assets and liabilities, net          (25.1)       (31.7)
Cash provided from operating activities                     135.5        162.6
Cash Flows From Investment Activities:
   Additions to utility plant                               (51.2)       (63.4)
   Purchase of utility operations                             --         (94.0)
   Investment in non-regulated generating assets              (.7)        (5.3)
   Investments in energy related properties                 (39.2)       (39.7)
   Other                                                    (16.4)          .6
Cash used for investment activities                        (107.5)      (201.8)
Cash Flows From Financing Activities:
   Issuance of common stock                                    .4        166.4
   Retirement of preference stock                             (.9)         --
   Issuance of long-term debt, net of premium paid            5.9        199.6
   Retirement of long-term debt                              (9.6)       (69.8)
   Short-term borrowings (repayments), net                   40.1       (209.4)
   Cash dividends paid                                      (38.9)       (36.4)
Cash provided from (used for) financing activities           (3.0)        50.4
Increase in cash and cash equivalents                        25.0         11.2
Cash and cash equivalents at beginning of period             70.3         18.7
Cash and Cash Equivalents at End of Period                 $ 95.3       $ 29.9
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for-
      Interest, net of amount capitalized                  $ 46.2       $ 41.9
      Income taxes                                            4.7         10.0
  Liabilities Assumed In Acquisition -
      Fair value of assets acquired                          - -        $106.9
      Cash paid for acquisition                              - -          94.0
      Liabilities assumed                                    - -          12.9

See accompanying notes to condensed consolidated financial statements.

                                 UTILICORP UNITED INC.
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (unaudited)

                                                          TWELVE MONTHS ENDED
                                                                June 30,
DOLLARS IN MILLIONS                                       1994            1993
Cash Flows From Operating Activities:
   Net income                                           $  90.6         $  72.6
   Adjustments to reconcile net income to net
      cash provided from operating activities:
      Depreciation, depletion and amortization            149.3           140.6
      Gain on sale of subsidiary stock                    (47.8)           - -
      Restructuring charge                                 69.8            - -
      Unusual loss provision                               - -              6.1
      Deferred taxes and investment tax credits            (7.4)           47.7
      Changes in certain current assets and liabilities,
	       net of effects of acquisition and restructuring:
        Accounts receivable and accrued revenues            5.4            (2.1)
        Accounts receivable sold                            5.6            22.8
        Fuel and materials                                (18.6)            - -
        Accounts payable                                   (6.9)           51.7
        Accrued taxes                                      19.6           (19.4)
        Other, including purchased gas adjustment           1.1            (4.5)
      Changes in other assets and liabilities, net          9.1           (37.2)
Cash provided from operating activities                   269.8           278.3
Cash Flows From Investing Activities:
   Additions to utility plant                            (128.3)         (163.2)
   Purchase of utility operations                          - -            (94.0)
   Sale of subsidiary stock                                74.6             - -
   Investment in non-regulated generating assets          (24.1)          (15.6)
   Investments in energy related properties               (94.1)          (67.9)
   Other                                                  (28.0)           (1.9)
Cash used for investing activities                       (199.9)         (342.6)
Cash Flows From Financing Activities:
   Issuance of common stock                                12.4           177.1
   Retirement of preference stock                          (9.9)            - -
   Issuance of long-term debt, net of premium paid         20.4           311.6
   Retirement of long-term debt                           (39.6)         (198.8)
   Short-term borrowings (repayments), net                 88.6          (182.0)
   Cash dividends paid                                    (76.4)          (67.6)
Cash provided from (used for) financing activities         (4.5)           40.3
Increase (decrease) in cash and cash equivalents           65.4           (24.0)
Cash and cash equivalents at beginning of period           29.9            53.9
Cash and Cash Equivalents at End of Period               $ 95.3          $ 29.9
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for-
   Interest, net of amount capitalized                   $ 98.8          $ 86.0
   Income taxes                                            19.2            21.1
  Liabilities Assumed In Acquisition -
   Fair value of assets acquired                         $ - -           $106.9
   Cash paid for acquisition                               - -             94.0
   Liabilities assumed                                     - -             12.9

See accompanying notes to condensed consolidated financial statements.

                                       UTILICORP UNITED INC.
                                NOTES TO CONDENSED CONSOLIDATED
                                      FINANCIAL STATEMENTS
                                           (unaudited)


(1) Summary of Significant Accounting Policies: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in the company's 1993 Annual Report to Shareholders incorporated by reference in the company's 1993 Form-10K. It is suggested that those consolidated financial statements be read in conjunction herewith. The year-end financial statements presented were derived from the company's audited financial statements, but do not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary for a fair representation of the financial position of the company and the results of its operations.

(2) In February 1993, the Board of Directors of UtiliCorp United (the Board) authorized the redemption of all outstanding shares of the $1.775 Series Convertible Preference Stock. During the first and second quarters of 1994, approximately 1.3 million and 1.5 million shares, respectively, of the company's $1.775 Series Convertible Preference Stock were converted into approximately 2.7 million shares of UtiliCorp common stock. The remaining shares, approximately .1 million, were redeemed on May 26, 1994 at a price of $21.60 per share plus accrued dividends. The market value of UtiliCorp common stock at June 30, 1994 was $28.50 per share.

(3) On August 3, 1994, the Board voted to increase the quarterly cash dividend on common stock from 42 cents to 43 cents. The dividend is payable at the new rate on September 12, 1994 to shareholders of record on August 19, 1994.

(4) As of June 30, 1994, the company had agreements with financial institutions to sell, on a continuing basis, up to $175 million of eligible accounts receivable on a limited recourse basis. During July 1994, the agreements were revised to allow the sale of up to $205 million of eligible accounts receivable.

(5) During July 1994, the company completed its secondary investigation at one former manufactured gas plant site. This testing identified the location, distribution and nature of manufactured gas plant residuals at the site. The results of this testing have been provided to the appropriate environmental agencies. At this date, there is no new information available that would change the company's recorded obligation for the minimum amount of environmental costs expected to be incurred.

                                   PART II

                             OTHER INFORMATION

Item 1.  Legal Proceedings

  In July 1994, UtiliCorp and Aquila reached settlements with three defendants in the UtiliCorp et al. v. Stegall et al, litigation who had relatively minor roles in the misappropriation of funds. UtiliCorp will continue to prosecute its lawsuit against the remaining defendants with an expected trial date sometime this fall. Also, on July 7, 1994, Utilicorp received payment of $2 million, the limits of liability, from its employee dishonesty insurance policy on the claims asserted by UtiliCorp based on the conduct of Marquez and Stegall, which is the subject of the pending lawsuit.


Item 6.  Exhibits and Reports on Form 8-K

	(a)     List of Exhibits

	11      Statement regarding Computation of Per Share Earnings

  27(a)   Financial Data Schedule - For the Three Month Period Ended
          June 30, 1994

  27(b)   Financial Data Schedule - For the Six Month Period Ended
          June 30, 1994

  27(c)   Financial Data Schedule - For the Twelve Month Period Ended
          June 30, 1994

  (b)     Reports on Form 8-K

          There were no reports on Form 8-K filed during the three month period ended June 30, 1994.

                                    SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on



				UtiliCorp United Inc.





   August 11, 1994                           /S/ Richard C. Green, Jr.
                                             Richard C. Green, Jr.
                                             Chairman of the Board, President
                                             (Chief Executive Officer)





   August 11, 1994                           /S/ Dale J. Wolf
                                             Dale J. Wolf
                                             Vice President
                                             Finance & Corporate Secretary