Form 10-Q
period 1994-09-30
UTILICORP UNITED INC
filed 1994-11-14
CIK 66960

             			     SECURITIES AND EXCHANGE COMMISSION
                    					 Washington, D.C. 20549

                           						FORM 10-Q

(Mark One)

x     Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1994 or

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
		Yes     X       No


	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       	  Class                             Outstanding at November 10, 1994
Common Stock, $1 par value                              44,827,135

                    			PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

	Information regarding the condensed consolidated financial statements is set forth on pages 3 through 11.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Management's discussion and analysis of financial condition and results of operations can be found on pages 12 through 16.

                    		PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

	Legal proceedings can be found on page 17.

ITEM 2.  CHANGES IN SECURITIES

	None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

	None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

	None.

ITEM 5.  OTHER INFORMATION

	None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

	Exhibits and reports on Form 8-K can be found on page 17.

                 						   UTILICORP UNITED INC.
           			CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       							(unaudited)


							                                    				  THREE MONTHS ENDED
                                    											     SEPTEMBER 30,
IN MILLIONS, EXCEPT PER SHARE DATA               1994            1993
Revenues:
      Electric operations                    $   162.0       $   160.3
      Gas operations                              66.6            79.2
      Energy related businesses                   86.5            90.6
Total revenues                                   315.1           330.1
Expenses:
      Fuel used for generation                    23.3            24.8
      Power purchased                             27.0            26.7
      Gas purchased for resale                    32.8            45.4
      Other operating                             56.2            50.8
      Maintenance                                 12.0            12.0
      Depreciation and amortization               20.0            19.4
      Taxes, other than income taxes              19.8            18.8
      Energy related businesses                   75.6            83.2
Total expenses                                   266.7           281.1
Income from operations                            48.4            49.0
Interest Charges and Other:
     Long-term debt                               21.9            21.8
     Short-term debt and other interest            3.9             2.1
     Minority interests                             .7             - -
     Other (income) expense, net                   (.9)             .4
Total interest charges and other                  25.6            24.3
Income before income taxes                        22.8            24.7
Income taxes                                       8.3            13.7
Net Income                                        14.5            11.0
Preference Dividends                                .5             1.8
Earnings Available for Common Shares         $    14.0       $     9.2
Weighted Average Common Shares Outstanding:
      Primary                                    44.82           41.76
      Fully diluted                              45.37           41.76
Earnings Per Common Share:
      Primary                                $     .31       $     .22
      Fully diluted                                .31             .22
Cash Dividends Per Common Share              $     .43       $     .40

See accompanying notes to condensed consolidated financial statements.


                    				    UTILICORP UNITED INC.
            			CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   					       (unaudited)


										                                     	  NINE MONTHS ENDED
                                  	 	 	 								     SEPTEMBER 30,
IN MILLIONS, EXCEPT PER SHARE DATA               1994            1993
Revenues:
      Electric operations                    $   429.9       $   417.4
      Gas operations                             447.8           475.6
      Energy related businesses                  246.3           247.4
Total revenues                                 1,124.0         1,140.4
Expenses:
      Fuel used for generation                    60.3            53.2
      Power purchased                             83.7            95.9
      Gas purchased for resale                   279.0           306.8
      Other operating                            162.0           153.3
      Maintenance                                 36.2            33.4
      Depreciation and amortization               59.5            56.3
      Taxes, other than income taxes              56.5            54.5
      Energy related businesses                  220.1           224.9
Total expenses                                   957.3           978.3
Income from operations                           166.7           162.1
Interest Charges and Other:
      Long-term debt                              65.9            66.6
      Short-term debt and other interest           9.4             7.5
      Minority interests                           2.1            - -
      Other income, net                           (7.8)           (5.0)
Total interest charges and other                  69.6            69.1
Income before income taxes                        97.1            93.0
Income taxes                                      36.3            39.9
Net Income                                        60.8            53.1
Preference Dividends                               2.9             5.5
Earnings Available for Common Shares         $    57.9       $    47.6
Weighted Average Common Shares Outstanding:
      Primary                                    43.83           40.33
      Fully diluted                              44.39           41.00
Earnings Per Common Share:
      Primary                                $    1.32       $    1.18
      Fully diluted                               1.31            1.17
Cash Dividends Per Common Share              $    1.27       $    1.20

See accompanying notes to condensed consolidated financial statements.


                 						   UTILICORP UNITED INC.
     		      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      							(unaudited)


										                                   	 TWELVE MONTHS ENDED
                                     											    SEPTEMBER 30,
IN MILLIONS, EXCEPT PER SHARE DATA              1994            1993
Revenues:
      Electric operations                    $   559.4       $   545.7
      Gas operations                             658.3           668.3
      Energy related businesses                  337.6           331.0
Total revenues                                 1,555.3         1,545.0
Expenses:
      Fuel used for generation                    79.9            72.2
      Power purchased                            112.2           126.5
      Gas purchased for resale                   415.6           438.2
      Other operating                            222.2           201.8
      Maintenance                                 50.0            42.9
      Depreciation and amortization               77.7            73.2
      Taxes, other than income taxes              74.0            70.2
      Energy related businesses                  297.0           299.7
      Restructuring charge                        69.8            - -
Total expenses                                 1,398.4         1,324.7
Income from operations                           156.9           220.3
Interest Charges and Other:
      Long-term debt                              88.5            87.4
      Short-term debt and other interest          12.8            10.0
      Gain on sale of subsidiary stock           (47.8)            - -
      Minority interests                           2.4             - -
      Other income, net                          (19.0)          (11.5)
Total interest charges and other                  36.9            85.9
Income before income taxes                       120.0           134.4
Income taxes                                      25.9            55.7
Net Income                                        94.1            78.7
Preference Dividends                               4.3             7.2
Earnings Available for Common Shares         $    89.8       $    71.5
Weighted Average Common Shares Outstanding:
      Primary                                    43.36           39.05
      Fully diluted                              45.31           39.74
Earnings Per Common Share:
      Primary                                $    2.07       $    1.83
      Fully diluted                               2.04            1.82
Cash Dividends Per Common Share              $    1.69       $    1.60

See accompanying notes to condensed consolidated financial statements.


                      	    UTILICORP UNITED INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                        												    SEPTEMBER 30,        DECEMBER 31,
DOLLARS IN MILLIONS                                         1994                 1993
                                          												   (unaudited)
UTILITY PLANT AND OTHER ASSETS
Utility Plant in Service:
   Electric                                              $   1,533.6         $   1,526.6
   Gas                                                         929.1               896.3
                                           													     2,462.7             2,422.9
   Less-accumulated depreciation                               904.3               865.0
Net utility plant in service                                 1,558.4             1,557.9
Construction work in progress                                   42.0                22.3
Total utility plant, net                                     1,600.4             1,580.2
Non-Regulated Property, Net:
   Energy related                                              506.1               498.0
   Non-regulated generating assets and other                   217.5               183.6
Total non-regulated property                                   723.6               681.6
Current Assets:
   Cash and cash equivalents                                   102.5                70.3
   Accounts receivable, net                                     83.2               158.0
   Accrued utility revenues                                     34.6                76.6
   Fuel inventory, at average cost                              79.0                63.1
   Materials and supplies, at average cost                      40.7                38.7
   Prepayments and other                                        37.2                31.4
Total current assets                                           377.2               438.1
Deferred Charges                                               173.5               150.6
Total Utility Plant and Other Assets                     $   2,874.7         $   2,850.5
CAPITALIZATION AND LIABILITIES
Capitalization:
   Common shareholders' equity                           $     905.4         $     851.7
   Preference stock, not mandatorily redeemable                 25.0                25.0
   Preference stock, convertible and mandatorily redeemable    - -                  58.5
   Preferred stock of subsidiary, retractable                     .4                  .4
   Long-term debt                                            1,006.3             1,009.7
Total capitalization                                         1,937.1             1,945.3
Current Liabilities:
   Current maturities of long-term debt                          1.0                 1.8
   Short-term debt                                             182.5                70.0
   Accounts payable                                            262.1               392.5
   Accrued taxes                                                39.6                 9.3
   Accrued interest                                             25.8                20.1
   Other                                                        64.0                52.1
Total current liabilities                                      575.0               545.8
Deferred Credits and Liabilities:
   Deferred income tax liabilities                             246.6               231.9
   Investment tax credits                                       21.3                22.1
   Minority interests                                           27.9                27.2
   Other                                                        66.8                78.2
Total deferred credits and liabilities                         362.6               359.4
Total Capitalization and Liabilities                     $   2,874.7         $   2,850.5

See accompanying notes to condensed consolidated financial statements.


                            					     UTILICORP UNITED INC.
              		   CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION


										                                            		 SEPTEMBER 30,      DECEMBER 31,
DOLLARS IN MILLIONS                                          1994               1993
                                           													  (unaudited)
Common Shareholders' Equity:
   Common stock, par value $1 per share, authorized
   100,000,000 shares, outstanding 44,826,713 shares
   (42,021,160 at December 31, 1993)                     $     44.8         $    42.0
   Premium on capital stock                                   773.9             722.4
   Retained earnings                                           93.8              93.4
   Currency translation adjustment                             (7.1)             (6.1)
Total common shareholders' equity                             905.4             851.7
Preference Stock, not mandatorily redeemable,
  $2.05 series, without par value, authorized
  10,000,000 shares, outstanding 1,000,000 shares              25.0              25.0
Preference Stock, convertible and mandatorily
   redeemable, $1.775 series, no outstanding
   shares (2,885,000 at December 31, 1993)                     - -               58.5
Preferred Stock of Subsidiary, retractable                       .4                .4
Long-Term Debt:
   First mortgage bonds                                        23.0              36.1
   Senior notes                                               875.0             875.0
   Secured debentures                                          57.1              57.9
   Subordinated debentures                                     21.8              23.9
   Notes and other obligations                                 30.4              18.6
                                           													    1,007.3           1,011.5
   Less current maturities                                      1.0               1.8
Total long-term debt                                        1,006.3           1,009.7
Total Capitalization                                     $  1,937.1         $ 1,945.3

See accompanying notes to condensed consolidated financial statements.



                         		    UTILICORP UNITED INC.
          		   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             							(unaudited)

                                            												  THREE MONTHS ENDED
                                           													     September 30,
DOLLARS IN MILLIONS                                      1994            1993
Cash Flows From Operating Activities:
   Net income                                       $     14.5      $     11.0
   Adjustments to reconcile net income to net
   cash provided from operating activities:
      Depreciation, depletion and amortization            38.8            37.0
      Deferred taxes and investment tax credits           11.3            15.2
      Changes in certain current assets and liabilities,
	 net of effects of acquisition:
	 Accounts receivable and accrued revenues                50.6            (4.6)
	 Accounts receivable sold                               (13.6)           - -
	 Fuel and materials                                     (26.2)          (24.2)
	 Accounts payable                                       (49.2)           (9.8)
	 Accrued taxes                                           17.3             1.4
	 Other, including purchased gas adjustment               (5.9)           (1.1)
     Changes in other assets and liabilities, net          7.9             7.4
Cash provided from operating activities                   45.5            32.3
Cash Flows From Investing Activities:
   Additions to utility plant                            (33.2)          (19.7)
   Purchase of utility operations                        (21.7)           - -
   Investment in non-regulated generating assets          (8.3)          (14.0)
   Investments in energy related properties              (20.7)          (21.2)
   Other                                                 (12.3)          (13.6)
Cash used for investing activities                       (96.2)          (68.5)
Cash Flows From Financing Activities:
   Issuance of common stock                                1.9             8.8
   Retirement of preference stock                          - -            - -
   Issuance of long-term debt, net of premium paid         3.4             5.0
   Retirement of long-term debt                            - -           (31.3)
   Short-term borrowings (repayments), net                72.4            79.7
   Cash dividends paid                                   (19.8)          (18.5)
Cash provided from financing activities                   57.9            43.7
Increase (decrease) in cash and cash equivalents           7.2             7.5
Cash and cash equivalents at beginning of period          95.3            29.9
Cash and Cash Equivalents at End of Period          $    102.5      $     37.4
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for -
      Interest, net of amount capitalized           $     18.9      $     17.1
      Income taxes                                         4.2             2.9
Liabilities Assumed In Acquisition -
   Fair value of assets acquired                    $     23.0      $     - -
   Cash paid for acquisition                              21.7            - -
   Liabilities assumed                                     1.3            - -

See accompanying notes to condensed consolidated financial statements.


                            UTILICORP UNITED INC.
     		     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    					       (unaudited)

                                            											  NINE MONTHS ENDED
                                           													    September 30,
DOLLARS IN MILLIONS                                     1994            1993
Cash Flows From Operating Activities:
   Net income                                       $    60.8       $    53.1
   Adjustments to reconcile net income to net
      cash provided from operating activities:
      Depreciation, depletion and amortization          115.8           111.2
      Deferred taxes and investment tax credits          13.8            42.3
      Changes in certain current assets and liabilities:
	 Accounts receivable and accrued revenues              133.8           119.1
	 Accounts receivable sold                              (17.0)          (19.8)
	 Fuel and materials                                    (18.0)           (4.9)
	 Accounts payable                                     (130.4)          (76.8)
	 Accrued taxes                                          30.3           (11.6)
	 Other, including purchased gas adjustment               9.1             6.6
     Changes in other assets and liabilities, net       (17.2)          (24.3)
Cash provided from operating activities                 181.0           194.9
Cash Flows From Investment Activities:
   Additions to utility plant                           (84.4)          (83.1)
   Purchase of utility operations                       (21.7)          (94.0)
   Investment in non-regulated generating assets         (9.0)          (19.3)
   Investments in energy related properties             (59.9)          (60.9)
   Other                                                (28.7)          (13.0)
Cash used for investment activities                    (203.7)         (270.3)
Cash Flows From Financing Activities:
   Issuance of common stock                               2.3           175.2
   Retirement of preference stock                         (.9)           - -
   Issuance of long-term debt, net of premium paid        9.3           204.6
   Retirement of long-term debt                          (9.6)         (101.1)
   Short-term borrowings (repayments), net              112.5          (129.7)
   Cash dividends paid                                  (58.7)          (54.9)
Cash provided from financing activities                  54.9            94.1
Increase in cash and cash equivalents                    32.2            18.7
Cash and cash equivalents at beginning of period         70.3            18.7
Cash and Cash Equivalents at End of Period          $   102.5       $    37.4
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for-
      Interest, net of amount capitalized           $    65.1       $    59.0
      Income taxes                                        8.9            12.9
Liabilities Assumed In Acquisition -
   Fair value of assets acquired                    $    23.0       $   106.9
   Cash paid for acquisition                             21.7            94.0
   Liabilities assumed                                    1.3            12.9

See accompanying notes to condensed consolidated financial statements.


                 						     UTILICORP UNITED INC.
      		     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         								(unaudited)

                                        										     TWELVE MONTHS ENDED
                                             											   September 30,
DOLLARS IN MILLIONS                                    1994            1993
Cash Flows From Operating Activities:
   Net income                                       $   94.1        $   78.7
   Adjustments to reconcile net income to net
      cash provided from operating activities:
      Depreciation, depletion and amortization         150.6           147.4
      Gain on sale of subsidiary stock                 (47.8)           - -
      Restructuring charge                              69.8            - -
      Deferred taxes and investment tax credits        (24.3)           57.7
      Changes in certain current assets and liabilies,
	 net of effects of acquisition and restructuring:
	 Accounts receivable and accrued revenues              61.5             9.6
	 Accounts receivable sold                              (8.1)           28.5
	 Fuel and materials                                   (20.7)           (8.0)
	 Accounts payable                                     (39.7)           (4.7)
	 Accrued taxes                                         32.9           (16.6)
	 Other, including purchased gas adjustment             13.9             1.9
     Changes in other assets and liabilities, net       (6.8)          (38.6)
Cash provided from operating activities                275.4           255.9
Cash Flows From Investing Activities:
   Additions to utility plant                         (141.8)         (143.2)
   Purchase of utility operations                      (26.7)          (94.0)
   Sale of subsidiary stock                             74.6            - -
   Investment in non-regulated generating assets       (18.5)          (29.6)
   Investments in energy related properties            (93.5)          (82.7)
   Other                                               (17.3)          (10.5)
Cash used for investing activities                    (223.2)         (360.0)
Cash Flows From Financing Activities:
Issuance of common stock                                 5.9           182.6
   Retirement of preference stock                       (9.9)           - -
   Issuance of long-term debt, net of premium paid      22.1           315.0
   Retirement of long-term debt                         (8.3)         (231.3)
   Short-term borrowings (repayments), net              81.3           (85.5)
   Cash dividends paid                                 (78.2)          (70.7)
Cash provided from financing activities                 12.9           110.1
Increase (decrease) in cash and cash equivalents        65.1             6.0
Cash and cash equivalents at beginning of period        37.4            31.4
Cash and Cash Equivalents at End of Period          $  102.5        $   37.4
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for-
   Interest, net of amount capitalized              $  100.6        $   94.5
   Income taxes                                         20.5            20.3
Liabilities Assumed In Acquisition -
   Fair value of assets acquired                    $   28.0        $  106.9
   Cash paid for acquisition                            26.7            94.0
   Liabilities assumed                                   1.3            12.9

See accompanying notes to condensed consolidated financial statements.

                    						    UTILICORP UNITED INC.
             				      NOTES TO CONDENSED CONSOLIDATED
                  						    FINANCIAL STATEMENTS
                         							 (unaudited)


(1) Summary of Significant Accounting Policies: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in the company's 1993
Annual Report to Shareholders incorporated by reference in the company's
1993 Form 10-K. It is suggested that those consolidated financial statements be read in conjunction with this report. The year-end financial statements presented were derived from the company's audited financial statements, but do not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary for a fair representation of the financial position of the company and the results of its operations.

(2) In February 1994, the Board of Directors of UtiliCorp United (the Board) authorized the redemption of all outstanding shares of the $1.775 Series Convertible Preference Stock. During the first and second quarters of 1994, approximately 1.3 million and 1.5 million shares of the company's $1.775 Series Convertible Preference Stock were converted into approximately 2.7 million shares of UtiliCorp common stock. The remaining shares, approximately .1 million, were redeemed on May 26, 1994 at a price of $21.60 per share plus accrued dividends.

(3) On August 3, 1994, the Board voted to increase the quarterly cash dividend on common stock from 42 cents to 43 cents.

(4) In July 1994, the company revised its agreements with certain financial institutions to sell, on a continuing basis, up to $205 million of eligible accounts receivable. Prior to this date, the limit of eligible accounts receivable was $175 million.

(5) On September 30, 1994, the company acquired NorAm Energy Corp.'s Kansas gas distribution and certain pipeline properties for $23.0 million. The revenues and operating expenses associated with this acquisition will be reflected in the company's consolidated totals beginning in the fourth quarter.

(6) During July 1994, the company completed its secondary investigation at one former manufactured gas plant site. This testing identified the location, distribution and nature of manufactured gas plant residuals at the site. The results of this testing have been provided to the appropriate environmental agencies. The company does not presently know what, if any, additional work will be required at this site.

                   					    UTILICORP UNITED INC.
     	      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              	     CONDITION AND RESULTS OF OPERATIONS


UtiliCorp United Inc. (herein referred to as "the company") contains three segments: electric operations, gas operations and energy related businesses. Each segment is discussed separately in the Results of Operations section. The Liquidity and Capital Resources section is prepared on a consolidated basis.

HIGHLIGHTS

	Net income increased for each of the three, nine and twelve month periods ended September 30, 1994, as compared to the same periods in 1993. The increases for each period are due to increased contributions from UtilCo Group, Aquila Energy and the effects of increased income taxes recorded in the third quarter of 1993 related to the Revenue Reconciliation Act of 1993 (RRA).


LIQUIDITY AND CAPITAL RESOURCES

	Cash provided from operating activities for the three and twelve month periods ended September 30, 1994, as compared to the same period last year increased by $13.2 million and $19.5 million, respectively. Cash provided from operating activities decreased by $13.9 million for the nine month period ended September 30, 1994, compared to the year-earlier period. The changes in operating cash flow between the periods is primarily due to the timing of cash receipts and cash payments and its effect on working capital.

	Cash used for investing activities consists primarily of utility construction expenditures and investments in energy related property. The variances between the nine and twelve month periods as compared to the previous year's are primarily due to the timing of the Nebraska gas system purchase from NorAm Energy Corp (formerly Arkla, Inc.) and the sale of stock in an indirect subsidiary. Additionally, all periods are affected by the purchase of NorAm Energy Corp's Kansas gas properties for approximately $23.0 million.

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

	The company has two revolving credit agreements (Agreements) with a consortium of banks aggregating $400 million. The Agreements support the company's commercial paper program and provide for additional short-term borrowing capacity. As of September 30, 1994, the company had no outstanding borrowings under these Agreements.

	As of September 30, 1994, the company had agreements with financial institutions to sell, on a continuing basis, up to $205 million of eligible accounts receivable on a limited recourse basis. The amount of accounts receivable sold under these agreements generally fluctuates with the level of the company's accounts receivable balance.

	In October, UtilCo Group, a subsidiary of the company, agreed to invest approximately $12 million in a power project in Jamaica. UtilCo Group will own approximately 21 percent of the project which will generate and sell power to Jamaica Public Service Company under a 20-year contract. The project is expected to begin commercial operation in 1996.

	In November, the company issued $100 million of unsecured senior notes due in 1999. The interest rate for the notes is 8.45% and the funds will be used to reduce short-term debt of $182.5 million as of September 30, 1994.

	The company believes that its capital resources are adequate to continue to meet its capital needs.


RESULTS OF OPERATIONS

ELECTRIC OPERATIONS

The company's electric segment includes the electric operations of Missouri Public Service, West Kootenay Power, West Virginia Power, and WestPlains Energy.

                          							     Three Months Ended         Nine Months Ended    Twelve Months Ended
                                									September 30,             September 30,       September 30,

Dollars in Millions                    1994        1993           1994      1993      1994     1993
Revenues                              $162.0      $160.3         $429.9    $417.4    $559.4   $545.7
Expenses:
  Fuel and purchased power              50.3        51.5          144.0     149.1     192.1    198.7
  Other operations and maintenance      50.9        47.0          144.7     131.3     197.6    173.3
  Depreciation and amortization         12.4        12.0           37.0      33.9      49.1     44.4
Total expenses                         113.6       110.5          325.7     314.3     438.8    416.4
Income from operations                $ 48.4      $ 49.8         $104.2    $103.1    $120.6   $129.3
Electric sales (MWH 000's)             2,873       2,801          8,146     7,894    10,861   10,467

Electric Revenues

	Electric revenues are based on rates authorized by various regulatory jurisdictions, which result in differing rate design and margins.

	Revenues increased in each period compared to the prior year due to more favorable weather patterns experienced at Missouri Public Service (MPS) and WestPlains Energy (WPE) which were partially offset by milder weather experienced at West Virginia Power. Revenue increases were also partially offset in each period by adjustments made to reflect final rate orders for West Kootenay Power.

Electric Expenses

	Fuel and purchased power costs decreased in each period despite higher sales volumes, due to lower purchased power demand charges and reduced coal prices. Operating and maintenance expenses increased $3.9 million, $13.4 million and $24.3 million, respectively, for the three, nine and twelve month periods when compared to the same periods in 1993. The increases are mainly due to higher payroll and benefit costs. The company has also experienced an increase in property taxes due to higher tax rates and increased property balances. Depreciation and amortization expenses increased for all periods presented as a result of increased plant in service.

GAS OPERATIONS

	The company's gas segment includes gas operations of Missouri Public Service, Kansas Public Service, Peoples Natural Gas, Northern Minnesota Utilities, Michigan Gas Utilities and West Virginia Power.

                        						         Three Months Ended         Nine Months Ended     Twelve Months Ended
                                									 September 30,             September 30           September 30,

Dollars in Millions                      1994       1993          1994      1993         1994       1993
Revenues                               $ 66.6     $ 79.2        $447.8    $475.6       $658.3     $668.3
Expenses:
  Gas purchased for resale               32.8       45.4         279.0     306.8        415.6      438.2
  Other operations and maintenance       37.1       34.6         110.0     109.9        148.6      141.6
  Depreciation and amortization           7.6        7.4          22.5      22.4         28.6       28.8
Total expenses                           77.5       87.4         411.5     439.1        592.8      608.6
Income(loss) from operations           $(10.9)    $ (8.2)       $ 36.3    $ 36.5         65.5     $ 59.7
Gas sales and transportation (BCF)       47.2       45.3         190.9     184.8        267.2      249.4

Gas Revenues

	Gas revenues are based on rates authorized by various regulatory jurisdictions, which result in differing rate designs and margins.

	Gas revenues decreased $12.6 million, $27.8 million and $10.0 million, respectively, for the three, nine and twelve month periods ended September 30, 1994, when compared to the same periods in the prior year. The decrease in revenues is primarily due to warmer weather and customers switching from tariff sales to transportation sales. While switching services has reduced revenues, it has had no significant impact on net income.

Gas Expenses

	Gas purchased for resale decreased $12.6 million, $27.8 million and $22.6 million, respectively, for the three, nine and twelve month periods ended September 30, 1994, when compared to the same periods in the prior year. Similar to the reduction in gas revenues discussed above, these decreases relate primarily to customers switching from tariff sales to transportation sales and warmer weather patterns. Operating and maintenance expenses for the three, nine and twelve month periods increased due to payroll and benefit costs. Depreciation and amortization expense remained relatively flat between the periods due primarily to a change in depreciation rates used in one state offset by increased plant balances.

ENERGY RELATED BUSINESSES

	The energy related businesses segment includes the consolidated operations of the company's Aquila Energy subsidiary. Aquila is involved in the gathering, processing and marketing of natural gas, acquisition and production of gas and oil reserves and extraction and sale of natural gas liquids.

                               		 							     Three Months Ended        Nine Months Ended     Twelve Months Ended
                                 									       September 30,             September 30,        September 30,
Dollars in Millions                            1994        1993         1994      1993        1994       1993
Revenues                                      $ 86.5      $ 90.6       $246.3    $247.4      $337.6     $331.0
Expenses:
  Gas purchases, operations and maintenance     60.0        67.7        174.0     178.7       236.4      240.4
  Depreciation, depletion and amortization      15.6        15.5         46.1      46.2        60.6       59.3
  Restructuring charge                          --          --           --        --          69.8        --
Total expenses                                  75.6        83.2        220.1     224.9       366.8      299.7
Income<loss> from operations                  $ 10.9      $  7.4       $ 26.2    $ 22.5      $(29.2)    $ 31.3
Marketing Volumes (BCF)                         76.2       102.1        236.5     362.6       327.1      506.4

Energy Related Businesses Revenues

	Revenues from Aquila Energy decreased $4.1 million and $1.1 million during the three and nine month periods ended September 30, 1994, as compared to the prior year. The primary reason for this decline is lower natural gas and natural gas liquids prices, offset partially by improved marketing performance. Additionally, Aquila Energy settled certain long-term contracts for amounts less than those accrued for in the fourth quarter of 1993 related to the revised business strategy. The favorable settlements increased revenue by approximately $3.4 million.

	Although marketing volumes for all periods presented were lower than the prior year, marketing margins were higher. The reduction in marketing volumes and the improved marketing margins are the result of the revised business strategy adopted by Aquila which is discussed more fully below. As part of this revised strategy, Aquila will rely more on long-term sales contracts and focus on higher margin short-term contracts in its gas marketing activities.

	Revenues for the twelve month period ended September 30, 1994, increased $6.6 million as compared to the year-earlier period. The improved marketing performance and increased throughput at Aquila Gas Pipeline Corporation, which is 82 percent owned by Aquila Energy, contributed to the increase in revenues between periods.

Energy Related Businesses Expenses

	Consistent with the decline in revenues, expenses for the Energy Related Businesses segment declined by $7.6 million and $4.8 million for the three and nine month periods ended September 30, 1994, as compared to the prior year. This decrease in expenses is attributable to a decrease in the cost of gas purchased resulting from the decline in gas prices discussed previously, partially offset by an increase in operations and maintenance expenses.

	For the twelve month period ended September 30, 1994, expenses increased by $67.1 million as compared to the same period in 1993. The primary component behind the increased expense level is a $69.8 million pre-tax charge which was recorded in the fourth quarter of 1993. This charge resulted from the implementation of a revised business strategy at Aquila and consisted of an estimated $43.0 million for the disposition of certain non-strategic long-term sales and transportation contracts, a $16.6 million impairment of non-strategic offshore pipeline assets, $6.5 million related to the cost of implementing other programs made necessary by the strategy revision, and $3.7 million related to the write-off of certain investments owned by the company on behalf of Aquila. Cash outlays associated with the restructuring plan totaled approximately $21.3 million through September 30, 1994. Cash outlays were primarily related to the disposition of three long-term contracts and other costs of implementing the business unit restructuring. Additional cash outlays to complete the restructuring plan of approximately $4.1 million are expected. The liability recorded for the remaining restructuring related costs approximates $10.0 million at September 30, 1994.

INTEREST CHARGES AND OTHER

	Interest expense for all periods presented has remained relatively unchanged from the levels of the prior year.

	Other income, net consists primarily of the operations of UtilCo Group, an independent power producer, foreign operations consisting of a gas marketing venture in the United Kingdom and a utility investment in New Zealand, and other energy marketing ventures. For the three, nine and twelve month periods ended September 30, 1994, other income, net increased $1.3 million, $2.8 million and $7.5 million, respectively.
The improved results relate to improved performance from UtilCo Group resulting from better operating performance of some of its generating projects and increased gas transportation sales from some of the company's utility divisions.

INCOME TAXES

	Income taxes are lower for the three and nine month periods ended September 30, 1994, while income before taxes increased. This is due to the effect of the RRA on the company's income tax expense. In the third quarter of 1993, the company made an adjustment to retroactively reflect the increase in the corporate tax rate of 34 percent to 35 percent, effective January 1, 1993. Income tax expense and the effective tax rate are significantly lower for the twelve months ended September 30, 1994, than in the same period in 1993 due to the tax-free gain on the sale of subsidiary common stock. The gain on the sale was $47.8 million.

REGULATORY MATTERS

	In June 1994, the company's West Kootenay Power subsidiary was granted a two-step electric rate increase of 2.4%, or $1.9 million per year, effective January 1, 1994, and 3.1%, or $2.7 million per year, effective January 1, 1995. The increases were necessary to offset increased purchased power costs and other operating expense increases. West Kootenay Power originally requested increases of $6.0 million in 1994 and $5.1 million in 1995, and had been allowed to implement an interim increase of $4.5 million subject to refund. As a result of the June decision, a $1.2 million rate refund was granted to customers of West Kootenay Power. A provision for this refund was established in June 1994.

NEW ACCOUNTING STANDARD

	In October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 119 Disclosure about Derivative Financial Instruments and Fair Value of Financial
Instruments (SFAS 119). SFAS 119 requires companies to disclose certain information pertaining to derivative instruments into two groupings--trading and other than for trading. The disclosure requirements vary depending on how the activity is classified. SFAS 119 does not change how derivative instruments are recorded or reflected in the financial statements. The company is currently evaluating these new disclosure requirements and will incorporate these new disclosures in its 1994 annual report.

                          							  PART II

                   					     OTHER INFORMATION

Item 1.  Legal Proceedings

	The lawsuit UtiliCorp et al. v. Stegall et al, which has previously been reported on in the company's Forms 10-Q for the quarters ended March 31, 1994, and June 30, 1994, has now been resolved just prior to its scheduled trial setting of October 24, 1994. In August and September, the plaintiffs, UtiliCorp and Aquila Energy Resources Corporation, reached settlements with several minor defendants. On October 6, the plaintiffs concluded a settlement with one of the major defendants which provides for payment of $4,310,000 to plaintiffs, which is expected to be received by year-end 1994. On October 18, the Court granted plaintiffs summary judgment on the remaining defendants, in which all counterclaims and third-party claims of defendants are to be dismissed and agreed upon judgments are to be entered for plaintiffs against these defendants. The company believes that, due to the financial condition of these defendants, any substantial recovery upon these judgments is remote.

Item 6.  Exhibits and Reports on Form 8-K

	(a)     List of Exhibits

	11      Statement regarding Computation of Per Share Earnings

	12      Statement regarding Computation of Fixed Charge Coverage

	27      Financial Data Schedule - For the Three, Nine and Twelve Month Periods
Ended September 30, 1994

	(b)     Reports on Form 8-K

		There were no reports on Form 8-K filed during the three month period ended September 30, 1994.

                          					  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                           						     UtiliCorp United Inc.
                           								   (Registrant)




  November 14, 1994                   /S/ Richard C. Green, Jr.
                         							      Richard C. Green, Jr.
                         							      Chairman of the Board, President
                         							      (Chief Executive Officer)




  November 14, 1994                   /S/ Dale J. Wolf
                         							      Dale J. Wolf
                         							      Vice President
                           					      Finance & Corporate Secretary

                    							UTILICORP UNITED, INC.
              					  COMPUTATION OF EARNINGS PER SHARE
        				      (in millions except per share amounts)
                    							      (unaudited)


                                        				   								  Three Months Ended      Six Months Ended      Twelve Months Ended
                                      		    			 								    September 30,           September30,           September 30,
                                           													    1994     1993          1994      1993          1994     1993
Line No.
    Earnings Available for Common Shares:
(a) Earnings available for common shares as reported        14.0      9.2           57.9     47.6          89.8     71.5
(b) Elimination of interest on convertible subordinated
       debenture, net of tax                                  .1       -              .4       .5            .5       .7
(c) Elimination of dividends on cumulativ
	convertible preference stock                                 -        -              -        -            2.3       -

(d) Fully Diluted Earnings Available                        14.1      9.2           58.3     48.1          92.6     72.2


    Weighted Average Common Shares Outstanding:
(e)     Primary weighted average shares outstanding
       as reported                                         44.82    41.76           43.83    40.33         43.36    39.05
(f)     Assumed conversion of convertible subordinated
       debenture                                             .55      -               .56      .67           .58      .69
(g)     Assumed conversion of cumulative convertible
       preference shares                                     -        -               -        -            1.37      -

(h)     Fully Diluted Weighted Average Shares
	Outstanding                                               45.37    41.76           44.39    41.00         45.31    39.74

	Earnings Per Common Share:
       Primary (a/e)                                      $  .31   $  .22          $ 1.32   $ 1.18        $ 2.07   $ 1.83

       Fully Diluted (d/h)                                   .31      .22            1.31     1.17          2.04     1.82

                             				       19


                              		     EXHIBIT 12
                       			      UTILICORP UNITED INC.
          	      COMPUTATION OF RATIO OF EARNINGS TO  FIXED CHARGES




                                   						Twelve months ended                          Years ended Dec 31,
                                			 						   Sept 30, 1994               1993         1992         1991         1990           1989

Income from continuing operations
  before provision for income taxes......      $120,036              $115,889     $ 84,541     $115,200     $ 69,900       $ 65,100

Add:
Interest on long-term debt.............          88,479                89,243       88,857       65,100       44,200         39,400

  Interest on short-term debt and other..        13,673                12,607       12,729       18,939       20,189         11,247

  Portion of rents representative of
  the interest factor....................        15,543                15,008       14,600        6,548        4,120          3,804

Income as adjusted.......................      $237,731              $232,747     $200,727     $205,787     $138,409       $119,551


Fixed Charges

  Interest on long-term debt.............      $ 88,479              $ 89,243     $ 88,857     $ 65,100     $ 44,200       $ 39,400
  Interest on short-term debt............        13,673                12,607       12,729       18,939       20,189         11,247

  Portion of rents representative of
  the interest factor....................        15,543                15,008       14,600        6,548        4,120          3,804

Fixed Charges............................      $117,695              $116,858     $116,186     $ 90,587     $ 68,509       $ 54,451

Ratio of Earnings to Fixed Charges.........        2.02                  1.99         1.73         2.27         2.02            2.2