Form 10-K405
UTILICORP UNITED INC
filed 1995-03-14
CIK 66960

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1994 or
                          -----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from          to
                               --------    --------

Commission file number 1-3562
                       ------

                              UTILICORP UNITED INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              44-0541877
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

             3000 Commerce Tower, 911 Main, Kansas City, Missouri        64105
-------------------------------------------------------------------------------
                    (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (816) 421-6600
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                         Name of each exchange on which registered
-------------------                         -----------------------------------------

Common Stock, par value $1.00 per share     New York, Pacific and Toronto Stock Exchanges
---------------------------------------     ---------------------------------------------

Preference Stock, no par value,
  $2.05 Series                              New York Stock Exchange
-------------------------------             ------------------------

Convertible Subordinated Debentures,
  6-5/8%, due July, 2011                    New York Stock Exchange
------------------------------------        -----------------------

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /. Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x] The aggregate market value of the voting stock held by nonaffiliates of the registrant is $1,283,191,623 based on the February 17, 1995, New York Stock Exchange closing price of $28.63.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date.

              Class                          Outstanding at February 28, 1995
              -----                          --------------------------------

Common Stock, par value $1.00 per share                 44,827,470
---------------------------------------

The following documents, or parts thereof, are incorporated herein by reference:

      Document                                   Where Incorporated
      --------                                   ------------------

1994 Annual Report to Shareholders               Parts I, II and IV
1995 Proxy Statement                             Part III

                              UTILICORP UNITED INC.
                                    FORM 10-K
                   For the fiscal year ended December 31, 1994

                                TABLE OF CONTENTS


                     Description                                            Page
                     -----------                                            ----
PART I

    Item 1.       Business                                                    2
    Item 2.       Properties                                                  9
    Item 3.       Legal Proceedings                                          13
    Item 4.       Submission of Matters to a Vote
                     of Security Holders                                     13


PART II

    Item 5.       Market for the Company's Common Stock
                     and Related Stockholder Matters                        14
    Item 6.       Selected Financial Data                                   14
    Item 7.       Management's Discussion and Analysis of
                     Financial Condition and Results of Operations          14
    Item 8.       Financial Statements and Supplementary Data               14
    Item 9.       Changes In and Disagreements With
                     Accountants on Accounting and Financial Disclosure     15


PART III

    Item 10.      Directors and Executive Officers of
                     the Company                                            15
    Item 11.      Executive Compensation                                    15
    Item 12.      Security Ownership of Certain Beneficial
                     Owners and Management                                  15
    Item 13.      Certain Relationships and Related
                     Transactions                                           15


PART IV

    Item 14.      Exhibits, Financial Statement Schedule,
                     and Reports on Form 8-K                                16

Index to Exhibits                                                           19

Signatures                                                                  22

                              UTILICORP UNITED INC.


                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS.

    UtiliCorp United Inc. (the company) is an energy company which consists of electric and natural gas utility operations, gas marketing, exploration and production operations and independent power generation projects. The company was formed in 1985 from Missouri Public Service Company. Today the company operates electric and gas utilities in eight states and one Canadian province. In addition, the company has ownership interests in 16 independent power projects in various locations in the United States and Jamaica. The company has various natural gas, natural gas liquids, gas transmission and gathering operations in Texas and Oklahoma. At December 31, 1994, the company had approximately 1.2 million utility customers and a total of 4,683 employees.

    The utility operating divisions of UtiliCorp are Missouri Public Service, WestPlains Energy, Peoples Natural Gas, Michigan Gas Utilities, West Virginia Power, Northern Minnesota Utilities and Kansas Public Service. West Kootenay Power operates as a Canadian subsidiary. In addition to these utility operations, the company is active in non-regulated areas that complement the utility business primarily through two subsidiaries, Aquila Energy Corporation (Aquila) and UtilCo Group. The company also markets natural gas in the United Kingdom through several joint ventures and owns a joint venture interest in an electric utility in New Zealand.




    Aquila was originally purchased as part of Peoples Natural Gas. It was made a wholly-owned subsidiary of UtiliCorp in 1986 to take advantage of the many marketing and transportation opportunities created by changes in the natural gas industry. See page 5 for further discussion.

    Formed in 1986, UtilCo Group held ownership interests in 16 independent power projects in six states and Jamaica at December 31, 1994. These projects have an aggregate capacity of 792 MW. UtilCo Group's ownership interests range from 21% to 50%, and its share of project assets at the end of 1994 totaled $379.8 million.

    UtiliCorp U.K., Inc., the company's natural gas marketing venture in the United Kingdom (U.K.), markets natural gas in areas of the U.K. The company and six regional electric distribution utilities in the U.K. have entered into joint venture agreements to supply gas to large volume customers in the electric utilities' service areas through facilities owned by British Gas.

    In July 1993, the company finalized a joint venture arrangement with the Waikato Electricity Authority in New Zealand. Under the arrangement, UtiliCorp N.Z., Inc., a subsidiary of the company, agreed to purchase a 33% interest in Waikato-based WEL Energy Group Ltd. (WEL). UtiliCorp N.Z., Inc. paid
$2.7 million at closing and agreed to pay approximately $17 million over time, as needed for specific investments, upon call of the WEL Board of Directors. The $17 million was called in December 1994 and paid in February 1995.

    The business of the company is seasonal to the extent that weather patterns have an effect on revenues. The electric revenues of the company's Missouri Public Service and WestPlains Energy divisions peak during the summer months while the electric revenues of its West Virginia Power division and the West Kootenay Power subsidiary peak during the winter months. The company's gas and energy related businesses revenues peak during the winter months.

    The company's strategy is to balance its services by business segment, region, climate, and regulatory jurisdiction. In pursuit of these goals, the company actively seeks expansion opportunities in both the regulated and non-regulated segments of the industry.

    In December 1994, the company announced that it was realigning its operations to take advantage of changes in the company's business environment. To respond to these changes, the company is realigning its present structure into four business groups: Energy Delivery will distribute energy to electric and gas utility customers; Power Services will generate electric power and maintain related transmission facilities; Energy Resources will market natural gas and electric power and operate Aquila's other businesses; and Marketing Services will manage large account sales, new product development and marketing services under the EnergyOne(SM) brand.

    In connection with the operational realignment, the company is currently in the process of reviewing its key customer and administrative work practices. As part of this realignment, it is anticipated that certain functions will be centralized that may result in employee relocations, facility consolidations and other related changes. Management expects long-term cost savings to result from this realignment. Realignment costs incurred in the year ended December 31, 1994 were not significant.

    Additional information related to key events in 1994 can be found under "Key Events of 1994" on page 19 of the company's 1994 Annual Report to Shareholders. Such information is incorporated by reference herein.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

    Segment information for the three years ended December 31, 1994 appears in
Note 12 on page 47 of the company's 1994 Annual Report to Shareholders. Such information is incorporated by reference herein.

NARRATIVE DESCRIPTION OF BUSINESS.

                               ELECTRIC OPERATIONS

    Through three of its divisions, Missouri Public Service ("MPS"), WestPlains Energy ("WPE") and West Virginia Power ("WVP"), and one subsidiary, West Kootenay Power, Ltd. ("WKP"), the company serves approximately 426,414 electric customers in four states and British Columbia.

    Over each of the last three years, the largest customer class has been residential sales which have accounted for approximately 35%, 36% and 35% of megawatt-hour ("MWH") sales during 1994, 1993 and 1992, respectively, and 44%, 43% and 42% of total electric revenues during the same period. A summary of the company's electric revenues, MWH sales, and customers, by class is set forth under "Electric Operations" on page 20 of the company's 1994 Annual Report to Shareholders. Such information is incorporated by reference herein.

    The electric segment has generated an average of 61% of its energy requirements over the past three years while purchasing the remainder through firm contracts and spot market purchases. The following table shows the overall fuel and purchased power mix for the past three years:



    Source              1994       1993       1992
    ------              ----       ----       ----
    Coal                44.7%      41.0%      42.5%
    Purchased Power     36.1       40.8       40.2
    Hydro               13.5       14.0       15.2
    Gas & Oil            5.7        4.2        2.1
                        ----       ----       ----
                       100.0%     100.0%     100.0%
                       ------     ------     ------
                       ------     ------     ------

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

    A summary of the electric operations is set forth on pages 20 and 21 of the company's 1994 Annual Report to Shareholders. Such information is incorporated by reference herein.

COMPETITION

    See page 21 of the company's Annual Report to Shareholders incorporated by reference herein for a discussion regarding competition.

                                 GAS OPERATIONS

    The company serves approximately 779,630 customers in eight states through its Peoples Natural Gas ("PNG"), Michigan Gas Utilities ("MGU"), Northern Minnesota Utilities ("NMU"), Kansas Public Service ("KPS"), WVP and MPS divisions.

    Residential sales have accounted for approximately 58%, 55% and 54% of gas revenues during 1994, 1993 and 1992, respectively, and approximately 55%, 51% and 50% of thousand cubic feet ("MCF") tariff gas volumes sold during 1994, 1993 and 1992, respectively. Gas volumes delivered for third parties have averaged approximately 48% of total MCF deliveries over the past three years due primarily to the deregulation within the natural gas industry. A summary of the company's gas revenues, MCF sales and customers, by class, for the past three years is set forth under "Gas Operations" on page 22 of the company's 1994 Annual Report to Shareholders. Such information is incorporated by reference herein.

    In 1994, the company's gas divisions purchased approximately 43% of their gas supply requirements through spot market purchases. A divisional summary of information on contract and spot market purchases and gas costs is set forth in
Exhibit 99(b) to this Annual Report on Form 10-K, and is incorporated by reference herein.

RECENT ACQUISITIONS

    On February 1, 1993, the company purchased the Nebraska gas distribution system of NorAm Energy Corp. (formerly Arkla, Inc.) for approximately
$106 million, including $21 million in working capital. The Nebraska System serves about 124,000 gas customers.

    On September 30, 1994, the company purchased the Kansas gas distribution system and selected pipeline properties from NorAm Energy Corp. for approximately $23.0 million. The Kansas system serves approximately 22,000 customers.

    On January 5, 1995, the company purchased a Missouri intrastate natural gas pipeline system from Edisto Resources Corporation. The $75 million purchase price includes the gas distribution system at Fort Leonard Wood, Missouri and a pipeline that crosses the Mississippi river north of St. Louis.

    A summary of the gas operations is set forth on pages 22 and 23 of the company's 1994 Annual Report to Shareholders. Such information is incorporated by reference herein.

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

                            ENERGY RELATED BUSINESSES

     Aquila formed three business units in 1989 to focus on various segments of its operations: Aquila Energy Marketing Corporation, Aquila Energy Resources Corporation and Aquila Gas Pipeline Corporation (formerly Aquila Gas Systems Corporation). In October 1993, Aquila Gas Pipeline Corporation (AGP) sold, in an initial public offering, 5.4 million shares of common stock, representing about 18% of the outstanding stock of AGP.

     Aquila Energy Marketing Corporation (AEM) has a marketing, supply and transportation network consisting of relationships with more than 1,000 gas producers and 500 local distribution companies and end-users throughout the United States, Mexico and Canada. Through more than 350 transportation agreements, it has over 17,500 gas receiving and delivery points available on a network of 33 pipelines.

     Aquila Energy Resources Corporation (AER) acquires proven gas and oil reserves and operates onshore and offshore production facilities. Supplementary information on gas and oil-producing activities appears in Note 13 on pages 48 and 49 of the company's 1994 Annual Report to Shareholders. Such information is incorporated by reference herein.

     AGP owns and operates a 2,700-mile intrastate gas transmission and gathering network and four processing plants that extract and sell natural gas liquids and markets natural gas.

     AER's net gas and oil production, average gross sales price per MCF of gas and per barrel of oil, and average production costs of gas and oil stated on an MCF equivalent basis are reflected below:

           Production(1)           Average Gross
          ---------------           Sales Price
           Gas       Oil            -----------           Average Production
Year      (MCF)    (Bbls.)       Per MCF   Per Bbl.       Costs per MCFe(2)
----      -----    -------       -------   --------       -----------------
1994      21,731      907         $2.53     $17.47               $.60
1993      23,291    1,070         $2.38     $18.12               $.59
1992      24,110    1,444         $1.68     $19.78               $.58

(1)  Production volumes are in thousands.
(2) Oil production is converted into MCF equivalents at a rate of six MCF per barrel, representing the approximate relative energy content of oil and natural gas.

     AEM has entered into numerous long-term gas supply contracts at fixed prices. At December 31, 1994, AEM had minimum fixed price sales obligations of 20.7, 15.2, 15.2, 15.2 and 15.2 BCF for deliveries in the year 1995 to 1999, respectively, at prices that range from $1.60 to $3.50 per MCF.

     In 1993, Aquila implemented a new business strategy and recorded a $69.8 million charge against income ($45 million after tax) for disposal of selected gas sales contracts, impairment of certain offshore assets, and other restructuring costs. See Note 2 on page 38 in the Annual Report to Shareholders for more information. In 1992, the company and Aquila filed a lawsuit against two former officers of AER, as well as the wife of one of them, seeking to recover actual and punitive damages for improper payments related to the acquisition of gas and oil reserves. See page 13 for more information.

     COMPETITION

     Aquila has many competitors in the markets it serves, including other marketing companies, gas pipelines, distribution companies, major oil and gas companies and alternative fuels. Aquila's ability to compete successfully and grow in this environment is contingent upon performance, price and the stability of the gas markets.

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

     AGP's pipeline volumes and rates are regulated by the Texas Railroad Commission.


                                  ENVIRONMENTAL

     The company is regulated by certain local, state and federal agencies in the United States and by provincial and federal agencies in Canada. The company is subject to various environmental regulations including air quality standards and emission limitations, clean water criteria pertaining to certain facilities and the handling and disposal of hazardous substances. Compliance with existing regulations, and those which may be promulgated in the future, can result in considerable capital expenditures and operation and maintenance expense. A further discussion of environmental matters is set forth in Note 10 under "Environmental" on page 45 of the company's 1994 Annual Report to Shareholders. Such information is incorporated by reference herein.


                        Executive Officers of the Company
                        ---------------------------------

Richard C. Green, Jr.   Chairman of the Board of Directors, President and
                        Chief Executive Officer.  Age 40.  Chairman of the
                        Board of Directors since February 1989 and President and Chief Executive Officer since May 1985.

John R. Baker           Vice Chairman of the Board of Directors.  Age 68.
                        Present position three years. Prior position was Senior Vice President, Corporate Development for six years.

Robert K. Green         Managing Executive Vice President.  Age 33.  Present
                        position since May 1993.  Previously Executive Vice
                        President for four months. Prior executive positions at the company's Missouri Public Service division, beginning in 1988, included two years as President.

Joseph J. Colosimo      Managing Senior Vice President.  Age 44.  Present
                        position  since May 1993.  Previously Vice
                        President, Human Resources since 1991. Prior positions include Corporate Director, Human
                        Resources & Ethics, Loral Aerospace, 1990 - 1991;
                        Director, Personnel & Organization, Ford Aerospace,
                        1988 - 1990.

Robert L. Howell        Managing Senior Vice President.  Age 54.  Present
                        position since May 1993.  Previously Vice President,
                        Corporate Development since 1988.

Albert J. Budney, Jr.   Managing Vice President, Power Services.  Age 47.
                        Present position since September, 1994.  Previously
                        President, Missouri Public Service, 1993-94. Prior to being employed by the company, Mr. Budney was Vice
                        President, Stone & Webster Engineering Corporation,
                        1991-92, Vice President, Stone & Webster Management
                        Consultants, 1990-91.  General Manager, Strategic
                        Planning, Budgeting and Financial Analysis, Public
                        Service Electric and Gas Company 1988-90.

B. C. Burgess           Managing Vice President, Marketing Services.  Age 49.
                        Present position since September, 1994. Mr. Burgess was employed as a Vice President from January, 1994. Prior to being employed by the company, Mr. Burgess was Vice
                        President, Information Services, Bell Atlantic
                        Corporation, 1993 and Vice President, Marketing-Business
                        Services, 1991-1993 and Vice President, Corporate Market
                        Planning, 1990-1991 with Sprint Corporation.

Charles K. Dempster     Managing Vice President, Energy Resources.  Age 52.
                        Present position since September, 1994. Also serves as President of Aquila Energy, a position held since
                        January 1993. Prior to being employed by the company, Mr. Dempster was President of Reliance Pipeline Company since 1987.

James G. Miller         Managing Vice President, Energy Delivery.  Age 46.
                        Present position since September, 1994.  President,
                        WestPlains Energy, 1991-94.  President, Michigan Gas
                        Utilities, 1983-91.

William D. Bandt        Vice President.  Age 47.  Present position since April,
                        1994. Prior to being employed by the company, Mr. Bandt was Managing Director, Hale Investments since 1988.

James S. Brook          Vice President.  Age 44.  Present position effective
                        November 1993. Prior position was Senior Vice President of the Company's Missouri Public Service division for four years. Mr. Brook also held several positions at West Kootenay Power, including Treasurer and Chief
                        Financial Officer from 1980 - 1982 and Vice President
                        -Finance from 1982 - 1990.

Michael D. Bruhn        Vice President.  Age 40.  Present position effective
                        February 1994.  Prior position was Director - Corporate
                        Development for the Company since 1991. Prior to joining the Company, Mr. Bruhn held the position of Senior Vice President - Corporate Finance at B.C.
                        Christopher Securities Co. for four years and Vice
                        President - Corporate Finance at George K. Baum & Co.
                        for over three years.

Philip A. Daddona       Vice President.  Age 52.  Present position since April,
                        1994. Prior to being employed by the company, Mr. Daddona was with International Business Machines
                        Corporation as Corporate Director, Information and
                        Telecommunication systems from 1992 to 1993 and General
                        Manager, Headquarters Information and Telecommunications
                        Region from 1988 to 1992.

Jon R. Empson           Vice President.  Age 50.  Present position since 1993.
                        Prior to current position, Mr. Empson was Senior Vice
                        President, Administration for Peoples Natural Gas from
                        1988.

Sally C. McElwreath     Vice President.  Age 54.  Present position since
                        October, 1994. Prior to being employed by the company, Ms. McElwreath was Vice President, Corporate
                        Communication for Macmillan, Inc. from 1991 to 1993 and was General Manager, Corporate Communications for
                        Official Airline Guides from 1990 to 1991.  From
                        1988 to 1990, Ms. McElwreath owned her own company.

Leo E. Morton           Vice President.  Age 49.  Present position since
                        February 1994. Prior to being employed by the company, Mr. Morton was Vice President, AT&T Microelectronics from 1988.

Judith A. Samayoa       Vice President.  Age 42.  Present position since
                        September 1993. Previously Vice President, Accounting since 1987.

Dale J. Wolf            Vice President, Treasurer and Corporate Secretary.  Age
                        55. Present position five years. Prior position was Vice President, Finance and Treasurer for four years.

     All officers are elected annually by the Board of Directors for a term of one year. Robert K. Green is the brother of Richard C. Green, Jr., and Avis G. Tucker, Director, is the aunt of Richard C. Green, Jr. and Robert K. Green.

ITEM 2. PROPERTIES

     The company owns, through its divisions and Canadian subsidiary, electric production, transmission and distribution systems and gas transmission and distribution systems throughout its service territory. The company owns, through Aquila, proven natural gas and oil reserves and gas gathering, processing and pipeline systems.

     Substantially all of MGU's utility plant is mortgaged under terms pursuant to an Indenture of Mortgage and Deed of Trust dated July 1, 1951, as supplemented (the "MGU Indenture"). Substantially all of the Company's WKP subsidiary's utility plant is mortgaged under terms pursuant to a separate indenture.

                               UTILITY FACILITIES

     The company's electric production facilities, as of December 31, 1994, are as follows:


                                                                                         Unit
                                                                          Year         Capability
     Unit                          Location                            Installed        (KW Net)      Fuel
     ----                          --------                            ---------       ----------     ----
     MPS
     ---
     Sibley #1                Sibley, Missouri                            1960            52,400      Coal
     Sibley #2                Sibley, Missouri                            1962            52,400      Coal
     Sibley #3                Sibley, Missouri                            1969           387,900      Coal
     Jeffrey #1               Pottawatomie County, Kansas                 1978            55,800      Coal
     Jeffrey #2               Pottawatomie County, Kansas                 1980            53,900      Coal
     Jeffrey #3               Pottawatomie County, Kansas                 1983            56,000      Coal
     Ralph Green #3           Pleasant Hill, Missouri                     1981            60,100      Gas
     Nevada #1                Nevada, Missouri                            1974            18,600      Oil
     Greenwood #1             Greenwood, Missouri                         1975            46,100      Oil
     Greenwood #2             Greenwood, Missouri                         1975            44,200      Oil
     Greenwood #3             Greenwood, Missouri                         1977            47,200      Oil
     Greenwood #4             Greenwood, Missouri                         1979            45,700      Oil
     KCI                      Platte County, Missouri                     1970            23,700      Gas

     WPE
     ---
     Judson Large #4          Dodge City, Kansas                          1969           142,750      Gas/Oil
     Arthur Mullergren #3     Great Bend, Kansas                          1963            94,550      Gas/Oil
     Cimarron River #1        Liberal, Kansas                             1963            58,000      Gas
     Cimarron River #2        Liberal, Kansas                             1967            14,000      Gas
     Clifton #1               Clifton, Kansas                             1974            71,000      Gas
     Clifton #2               Clifton, Kansas                             1974             2,500      Oil
     Jeffrey #1               Pottawatomie County, Kansas                 1978            55,800      Coal
     Jeffrey #2               Pottawatomie County, Kansas                 1980            53,900      Coal
     Jeffrey #3               Pottawatomie County, Kansas                 1983            56,000      Coal
     W.N. Clark #1            Canon City, Colorado                        1955            17,250      Coal
     W.N. Clark #2            Canon City, Colorado                        1959            23,750      Coal
     Pueblo #6                Pueblo, Colorado                            1949            19,500      Gas/Oil
     Diesel #'s 1,2,3,4,5     Pueblo, Colorado                            1964            10,000      Oil
     Diesel #'s 1,2,3,4,5     Rocky Ford, Colorado                        1964            10,000      Oil

     WKP
     ---
     No. 1                    Lower Bonnington, British Columbia          1925            41,400      Hydro
     No. 2                    Upper Bonnington, British Columbia     1907/1916/1940       59,400      Hydro
     No. 3                    South Slocan, British Columbia              1928            53,200      Hydro
     No. 4                    Corra Linn, British Columbia                1932            51,300      Hydro
                                                                                       ---------

     TOTAL                                                                             1,778,300
                                                                                       ---------
                                                                                       ---------

     At December 31, 1994, the company owned substations aggregating 9,393,434 KVA, 5,346 miles of transmission line ranging from 34,500 volt to 345,000 volt, 16,138 miles of overhead distribution line and 2,396 miles of underground distribution line.

     At December 31, 1994, the company's gas operations had 2,951 miles of gas gathering and transmission pipelines and 19,963 miles of distribution mains and services located throughout its divisional service territories.

                      AQUILA ENERGY CORPORATION PROPERTIES

     Supplementary information on gas and oil producing activities of Aquila and non-regulated operations of a utility division is set forth under "Reserve Quantity Information (Unaudited)" on pages 48 and 49 of the company's 1994 Annual Report to Shareholders. Such information is incorporated by reference herein.

     The number of productive gas and oil wells in which Aquila has an interest at December 31, 1994 is reflected below:

                         Gross         Net
                         -----         ---
     Natural Gas          315           92
     Oil                  117           34
                          ---          ---

       Total              432          126
                          ---          ---
                          ---          ---

     The following table sets forth the gross and net, developed and undeveloped acreage in which Aquila has an interest as of December 31, 1994:

                            Developed               Undeveloped
                             Acreage                  Acreage
                         ---------------          ---------------
                         Gross       Net          Gross       Net
                         -----       ---          -----       ---
New Mexico                  320        112         5,357      1,221
Oklahoma                 63,037     38,735        34,967     15,221
Louisiana-offshore       88,293     52,803        15,603      4,922
Louisiana-onshore         6,333      5,020         4,159      2,855
Texas-offshore           21,600     14,760           --         --
Texas-onshore             5,643      3,671         4,208      2,047
                        -------    -------       -------    -------
  Total                 185,226    115,101        64,294     26,266
                        -------    -------       -------    -------
                        -------    -------       -------    -------

     Aquila drilled 20 gross (8.1 net) exploratory wells during 1994 of which 17 gross (7.1 net) went dry. It drilled 1 gross (.3 net) well in 1993 and no wells in 1992. The number of development wells completed and wells acquired during 1994, 1993 and 1992 follows:

                               1994                1993                1992
                         ---------------     ---------------     ---------------
                          Gross     Net       Gross     Net       Gross     Net
                          -----     ---       -----     ---       -----     ---
Wells Completed:
Natural gas                 27     11.4         14      5.6          2      1.4
Oil                          2       .8          2       .5          6      1.5
Dry holes                   11      7.9          6      2.2         --       --
                          ----     ----       ----     ----       ----     ----

  Total                     40     20.1         22      8.3          8      2.9
                          ----     ----       ----     ----       ----      ---
                          ----     ----       ----     ----       ----      ---
Wells Acquired
   (Sold), net:
   Natural gas              13      4.4        (56)      .8         --       .6
   Oil                       5      1.0          2      1.7         --       .9
                          ----     ----       ----     ----       ----      ---

     Total                  18      5.4        (54)     2.5         --      1.5
                          ----     ----       ----     ----       ----      ---
                          ----     ----       ----     ----       ----      ---

     At December 31, 1994, Aquila had 13 gross (4.2 net) wells in the process of being drilled. The company abandoned 7 gross and 7 net wells in 1994.

     AGP has 10 natural gas pipeline systems having an aggregate length of approximately 2,718 miles and 67 compressor stations having approximately 84,259 horsepower. These pipelines do not form an interconnected system. Set forth below is information with respect to AGP's pipeline systems as of December 31, 1994:

                                                                                                              Average
                                                                                        Gas Throughput       Daily Gas
                         Year Placed in                                 Miles of           Capacity          Throughput
Gathering Systems            Service              Location            Pipeline (1)         (MCF)(1)           (MCF)(2)
-----------------        --------------           --------            ------------       -------------       ----------
Southeast Texas
Pipeline System
(SETPS)                       1980             Southeast Texas            1,865               360                316
Mentone                       1976                West Texas                 13                60                 --
Gomez                         1970                West Texas                 11                40                  1
Menard County                 1983                West Texas                118                30                  7
Maverick County               1978                West Texas                118                20                  3
Rhoda Walker                  1977                West Texas                 30                20                  5
Panola County                 1981                East Texas                 24                 8                  1
Elk City                      1985             Southwest Oklahoma           142               115                 67
Mooreland                     1974             Northwest Oklahoma           304                40                 20
Brooks-Hidalgo                1993                South Texas                93                75                 14
                                                                            ---               ---                ---
                                                                                                                 434
Fuel and Shrinkage                                                                                               (63)
                                                                                                                 ---
Total                                                                     2,718               768                371
                                                                          -----               ---                ---
                                                                          -----               ---                ---

(1) All capacity, volume and mileage information is approximate. Capacity figures are management's estimates based on existing facilities without regard to the present availability of natural gas.
(2) Excludes off-system sales with average daily volumes of 129 MCF from other companies' facilities.

     AGP owns and operates four natural gas processing and treating plants with aggregate gas throughput capacity of 373,000 MCF. Set forth below is information with respect to AGP's processing plants as of December 31, 1994.

                         Year Placed in      Gas Throughput                            Natural Gas Liquid         Associated
     Plant                  Service             Capacity *       Gas Throughput *          Production *        Gathering System
     -----               --------------      --------------      ----------------      ------------------      ----------------
La Grange, Texas              1981               230,000              207,000                 24.9                   SETPS
Somerville, Texas             1993                25,000               26,000                  3.3                   SETPS
Nopal, Texas                  1992                 3,000                  --                    --                   SETPS
Elk City,
Oklahoma                      1985               115,000               65,000                  2.8                  Elk City
                                                 -------               -------                ----
Total                                            373,000              298,000                 31.0
                                                 -------              -------                 ----
                                                 -------              -------                 ----

*  Gas throughput is in MCF and natural gas liquid is in millions of gallons.


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

     Additional information regarding Aquila's property and other non-regulated property is set forth in Note 4 on page 39 of the company's 1994 Annual Report to Shareholders. Such information is incorporated by reference herein.

                                OTHER PROPERTIES

     Information regarding the company's UtilCo Group subsidiary's generating projects is set forth in Exhibit 99(c) to this Annual Report on Form 10-K and incorporated by reference herein.

ITEM 3. LEGAL PROCEEDINGS

     On June 17, 1992, a class action suit was filed in the United States District Court for the Western District of Missouri by a stockholder against the Company and certain unnamed employees of the Company and/or its subsidiary, Aquila Energy Corporation. Plaintiff subsequently dismissed its claims against all defendants except the Company. The case caption is WILLIAM ALPERN VS. UTILICORP UNITED INC.. In this case, plaintiff alleges that the Company violated various securities laws, including Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 of the Securities and Exchange Commission, both by making misrepresentations and omitting to state material facts in connection with public disclosures. Plaintiff also alleges a claim under Section 11 of the Securities Act of 1933, as amended. Among other relief, plaintiff seeks unspecified compensatory damages. The District Court has dismissed the case by granting summary judgment to UtiliCorp. The plaintiffs have asked the District Court to reconsider that decision and they have appealed that decision to the United States Court of Appeals for the Eighth Circuit.

     The lawsuit UTILICORP ET AL. V. STEGALL ET AL, which has previously been reported on in the company's Forms 10-Q for the quarters ended March 31, 1994, and June 30, 1994, has now been resolved just prior to its scheduled trial setting of October 24, 1994. In August and September, the plaintiffs, UtiliCorp and Aquila Energy Resources Corporation, reached settlements with several minor defendants. On October 6, the plaintiffs concluded a settlement with one of the major defendants which provides for payment of $4,310,000 to plaintiffs. On October 18, the Court granted plaintiffs summary judgment on the remaining defendants, in which all counterclaims and third-party claims of defendants are to be dismissed and agreed upon judgments are to be entered for plaintiffs against these defendants. The company believes that, due to the financial condition of these defendants, any substantial recovery upon these judgments is remote.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No such matters were submitted during the fourth quarter of 1994.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The company's common stock is listed on the New York, Pacific and Toronto stock exchanges under the symbol UCU. At December 31, 1994, the company had 37,255 common shareholders of record. Information relating to market prices of Common Stock and cash dividends on Common Stock is set forth in Note 14 on page 50 of the company's 1994 Annual Report to Shareholders. Such information is incorporated by reference herein.

     Cash dividends on the Common Stock of the company and its predecessor have been paid each year since 1939.

     Cash dividends on and acquisition of the company's capital stock are restricted by provisions of the MGU Indenture and by the Preference Stock provisions of the Certificate of Incorporation. Under the most restrictive of these provisions, contained in the MGU Indenture, the company may not declare or pay any dividend (other than a dividend payable in shares of its capital stock), whether in cash, stock or otherwise, or make any other distribution, on or with respect to any class of its capital stock, or purchase or otherwise acquire any shares of, any class of its capital stock if, after giving effect thereto, the sum of (i) the aggregate amount of all dividends declared and all other distributions made (other than dividends declared or distributions made in shares of its capital stock) on shares of its capital stock, of any class, subsequent to December 31, 1984, plus (ii) the excess, if any, of the amount applied to or set apart for the purchase or other acquisition of any shares of its capital stock, of any class, subsequent to December 31, 1984, over such amounts as shall have been received by the company as the net cash proceeds of sales of shares of its capital stock, of any class, subsequent to December 31, 1984, would exceed the sum of the net income of the company since January 1, 1985, plus $50 million. In addition, the company may not declare such dividends unless it maintains a tangible net worth of at least $250 million and the aggregate principal amount of its outstanding indebtedness does not exceed 70% of its capitalization. None of the company's retained earnings was restricted as to payment of cash dividends on its capital stock as of December 31, 1994.

ITEM 6.  SELECTED FINANCIAL DATA

     Information regarding the five-year selected financial data is set forth on pages 52 and 53 of the company's 1994 Annual Report to Shareholders. Such information is incorporated by reference herein. Information regarding the restructuring charge and gain on sale of subsidiary stock can be found in Note 2 on page 38 of the company's 1994 Annual Report to Shareholders. Such information is incorporated by reference herein. Information concerning utility and energy related acquisitions and non-regulated property and investments appears in Note 3 and Note 4, respectively, on pages 38 and 39 of the company's 1994 Annual Report to Shareholders. Such information is incorporated by reference herein. Information related to the company's capitalization is set forth under "Consolidated Statement of Capitalization" on page 34 of the company's 1994 Annual Report to Shareholders. Such information is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations can be found under "Operations and Finance" on pages 19 through 30 of the company's 1994 Annual Report to Shareholders. Such information is incorporated by reference herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, together with the report thereon of Arthur Andersen LLP dated January 31, 1995, are set forth on pages 32 through 51 of the company's 1994 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III


ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding these items appears in the company's definitive proxy statement for its annual meeting of shareholders to be held May 3, 1995 and is hereby incorporated by reference in this Annual Report on Form 10-K, pursuant to General Instruction G(3) of Form 10-K. For information with respect to the executive officers of the company, see "Executive Officers of the Company" following Item 1 in Part I.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

                                                                        Page(s)
                                                                        -------

(a)  The following documents are filed as part of this report:
     (1)  Financial Statements:
          Consolidated Statements of Income for the
           three years ended December 31, 1994.......................     *32
          Consolidated Balance Sheets at December 31,
           1994, 1993, and 1992......................................     *33
          Consolidated Statements of Capitalization at
           December 31, 1994, 1993, and 1992.........................     *34
          Consolidated Statements of Common Share-
           holders' Equity for the three years ended
           December 31, 1994.........................................     *34
          Consolidated Statements of Cash Flows
           for the three years ended December 31, 1994...............     *35
          Notes to Consolidated Financial Statements.................    *36-50
          Report of Arthur Andersen LLP..............................     *51

     *Incorporated by reference from the indicated pages of the 1994 Annual
      Report to Shareholders.


     (2)  Financial Statement Schedule:

               Report of Independent Accountant on Financial
                Statement Schedule                                         17

          II   Valuation and Qualifying Accounts for the years
                1994, 1993 and 1992                                        18

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3)  List of Exhibits:
          Incorporated herein by reference to the Index to Exhibits.

     The following exhibits relate to a management contract or compensatory plan or arrangement:

     10(a)(2)  UtiliCorp United Inc. Deferred Income Plan.
     10(a)(3)  UtiliCorp United Inc. 1986 Stock Incentive Plan.
     10(a)(4) UtiliCorp United Inc. Annual and Long-Term Incentive Plan. 10(a)(5) UtiliCorp United Inc. 1990 Non-Employee Director Stock Plan. 10(a)(6) Supplemental Executive Retirement Agreement dated October 13,
               1988, between the company and Dale J. Wolf.
     10(a)(7) Severance Compensation Agreement dated as of May 3, 1989, between the company and each Executive of the Company.
     10(a)(8)  Executive Severance Payment Agreement.
     10(a)(9)  Temporary Contract Employee Agreement.
     10(a)(10) Split Dollar Agreement.
     10(a)(11) Supplemental Retirement Agreement.

(b)  Reports on Form 8-K.

     None

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements for 1994, 1993 and 1992 described on page 51 of UtiliCorp United Inc.'s Annual Report to the Board of Directors and Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 31, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The Financial Statements Schedule listed in Item 14(a)2 is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                              ARTHUR ANDERSEN LLP

Kansas City, Missouri
January 31, 1995


                       CONSENT OF INDEPENDENT ACCOUNTANTS

As Independent Public Accountants we hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (No. 33-16990, No. 33-47289, and No. 33-39466) and on Form S-8
(No. 33-45525, No. 33-50260, No. 33-45074 and No. 33-52094) of UtiliCorp
United Inc. of our report dated January 31, 1995 appearing on page 51 of the 1994 Annual Report to the Board of Directors and Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears above. It should be noted that we have not audited any financial statements of UtiliCorp United Inc. subsequent to December 31, 1994 or performed any audit procedures subsequent to the date of our report.



                              ARTHUR ANDERSEN LLP

Kansas City, Missouri
March 14, 1995

                              UTILICORP UNITED INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                                  (In millions)

               Column A                   Column B       Column C       Column D       Column E        Column F
-------------------------------------    ----------     -----------    ----------    -------------    -----------

                                                                                      Deductions
                                                                                     from Reserves
                                          Beginning                     Additions     for Purposes      Ending
                                           Balance      Purchase of    Charged To      for Which       Balance
             Description                 December 31     Division        Expense        Created       December 31
-------------------------------------    -----------    -----------    ----------    -------------    -----------
1994  Allowance for Doubtful Accounts        $4.2           --             4.6            7.0             $1.8
1993  Allowance for Doubtful Accounts        $2.6           .3             5.4            4.1             $4.2
1992  Allowance for Doubtful Accounts        $1.4           --             2.8            1.6             $2.6

               Index to Exhibits
               -----------------

*3(a)(1) Certificate of Incorporation of the Company. (Exhibit 3(a)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

*3(a)(2) Certificate of Amendment to Certificate of Incorporation of the Company. (Exhibit 4(a)(1) to Registration Statement No. 33-16990 filed September 3, 1987.)

*3(a)(3) Certificate of Designation of the Preference Stock (Cumulative), $2.05 Series. (Exhibit 3(a)(4) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

*3(a)(4) By-laws of the Company as amended. (Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.)

*4(a)(1) Certificate of Incorporation of the Company. (Exhibit 4(a)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

*4(a)(2) Certificate of Amendment to Certificate of Incorporation of the Company. (Exhibit 4(a)(1) to Registration Statement No. 33-16990 filed September 3, 1987.)

*4(a)(3) Certificate of Designation of the Preference Stock (Cumulative), $2.05 Series. (Exhibit 4(a)(4) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

*4(a)(4) By-laws of the Company as amended. (Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.)

*4(b)(1) Indenture, dated as of November 1, 1990, between the Company and The First National Bank of Chicago, Trustee. (Exhibit 4(a) to the Company's Current Report on Form 8-K, dated November 30, 1990.)

*4(b)(2) First Supplemental Indenture, dated as of November 27, 1990. (Exhibit 4(b) to the Company's Current Report on Form 8-K, dated November 30, 1990.)

*4(b)(3) Second Supplemental Indenture, dated as of November 15, 1991. (Exhibit 4(a) to UtiliCorp United Inc.'s Current Report on Form 8-K dated December 19, 1991.)

*4(b)(4) Third Supplemental Indenture, dated as of January 15, 1992. (Exhibit 4(c)(4) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

*4(b)(5) Fourth Supplemental Indenture, dated as of February 24, 1993. (Exhibit 4(c)(5) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

*4(b)(6) Fifth Supplemental Indenture, dated as of April 1, 1993. (Exhibit 4(c)(6) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.)

*4(b)(7) Sixth Supplemental Indenture, dated as of November 1, 1994. (Exhibit 4(d)(7) to the Company's Registration Statement on Form S-3 No. 33-57167, filed January 4, 1995.)

*4(c) Twentieth Supplemental Indenture, dated as of May 26, 1989, Supplement to Indenture of Mortgage and Deed of Trust, dated July 1, 1951. (Exhibit 4(d) to Registration Statement
               No. 33-45382, filed January 30, 1992.)

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

 10(a)(4)      UtiliCorp United Inc. Annual and Long-Term Incentive Plan.

*10(a)(5)      UtiliCorp United Inc. 1990 Non-Employee Director Stock Plan.
               (Exhibit 10(a)(5) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

*10(a)(6)      Supplemental Executive Retirement Agreement dated October 13,
               1988, between the Company and Dale J. Wolf. (Exhibit 10(a)(10) to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1989.)

*10(a)(7)      Severance Compensation Agreement dated as of May 3, 1989, between the Company and each Executive of the Company.  (Exhibit
               10(a)(13) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.)

*10(a)(8)      Executive Severance Payment Agreement (Exhibit 10 to the
               Company's Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1993.)

*10(a)(9)      Temporary Contract Employee Agreement.  (Exhibit 10(a)(10) to the
               Company's Annual Report on Form 10-K for the year ended December
               31, 1993.)

 10(a)(10)     Split Dollar Agreement dated as of June 12, 1985, between the
               Company and James G. Miller.

 10(a)(11)     Supplemental Retirement Agreement dated as of January 27, 1983, between the Company and James G. Miller.

*10(a)(12)     Lease Agreement dated as of August 15, 1991, between Wilmington
               Trust Company, as Lessor, and the Company, as Lessee.  (Exhibit
               10(a)(13) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

*10(a)(13)     Credit Agreement dated as of December 13, 1993 among the Company as Borrower, the Banks Named Therein as Banks, and Citibank,
               N.A., as Agent [Three-Year Facility]. (Exhibit 10(a)(12) to the
               Company's Annual Report on Form 10-K for the year ended December
               31, 1993.)

 10(a)(14)     Letter Amendment dated as of December 8, 1994 [Three-year
               Facility].

*10(a)(15)     Credit Agreement dated as of December 13, 1993 among the Company as Borrower, the Banks Named Therein as Banks, and Citibank,
               N.A., as Agent [360-Day Facility].  (Exhibit 10(a)(13) to the
               Company's Annual Report on Form 10-K for the year ended December
               31, 1993.)

 10(a)(16)     Letter Amendment dated as of December 8, 1994 [360-Day Facility].

 11            Statement regarding Computation of Per Share Earnings.

 13            1994 Annual Report to Shareholders.

 21            Subsidiaries of the Company.

 23            Consent of Arthur Andersen LLP appearing on Page 17 of this
               Form 10-K.

 27            Financial Data Schedules.

 99(a)         1994 Utility Data - Electric Operations.

 99(b)         1994 Utility Data - Gas Operations.

 99(c)         UtilCo Group Generating Projects.

___________________
*Exhibits marked with an asterisk are incorporated by reference as indicated pursuant to Rule 12(b)-23.

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

Date: March 14, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Principal Executive Officer, the Principal Financial Officer, the Principal Accounting Officer and a majority of the Board of Directors, on behalf of the Company and in the capacities and on the dates indicated.


March 14, 1995 Chairman of the Board of
               Directors, President and
               Chief Executive Officer
               (Principal Executive Officer)      /s/ Richard C. Green, Jr.
                                                  ------------------------------
                                                  Richard C. Green, Jr.


March 14, 1995 Vice President and
               Corporate Secretary
               (Principal Financial Officer)      /s/ Dale J. Wolf
                                                  ------------------------------
                                                  Dale J. Wolf


March 14, 1995 Vice President
               (Principal Accounting Officer)     /s/ James S. Brook
                                                  ------------------------------
                                                  James S. Brook


March 14, 1995 Managing Executive Vice
               President and Director             /s/ Robert K. Green
                                                  ------------------------------
                                                  Robert K. Green



March 14, 1995 Vice Chairman of the
               Board of Directors                 /s/ John R. Baker
                                                  ------------------------------
                                                  John R. Baker


March 14, 1995 Director                           /s/ Avis G. Tucker
                                                  ------------------------------
                                                  Avis G. Tucker


March 14, 1995 Director                           /s/ Robert F. Jackson
                                                  ------------------------------
                                                  Robert F. Jackson


March 14, 1995 Director                           /s/ Don R. Armacost
                                                  ------------------------------
                                                  Don R. Armacost

March 14, 1995 Director                           /s/ L. Patton Kline
                                                  ------------------------------
                                                  L. Patton Kline


March 14, 1995 Director                           /s/ Herman Cain
                                                  ------------------------------
                                                  Herman Cain


March 14, 1995    Director                        /s/ Stanley O. Ikenberry
                                                  ------------------------------
                                                  Stanley O. Ikenberry