Form 10-Q
period 1995-03-31
UTILICORP UNITED INC
filed 1995-05-11
CIK 66960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                               --------------
                                       OR
___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ------------
Commission file number 1-3562
                       ------

                             UTILICORP UNITED INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                               44-0541877
- -------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)


              3000 Commerce Tower, 911 Main, Kansas City, Missouri   64105
- -------------------------------------------------------------------------------
                    (Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code (816) 421-6600
                                                   --------------


- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes     X       No
            ---------      ---------


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                    Outstanding at May 4, 1995
- ------------------------------                        --------------------------
   Common Stock, $1 par value                                 44,948,497

                         I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    Information regarding the condensed consolidated financial statements is set forth on pages 3 through 9.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis of financial condition and results of operations can be found on pages 10 through 14.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Submission of matters to securities holders for a vote can be found on page 15.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits and reports on Form 8-K can be found on page 15.

                              UTILICORP UNITED INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                            Three Months Ended
                                                                March 31,
- -------------------------------------------------------------------------------
IN MILLIONS, EXCEPT PER SHARE                                1995        1994
- -------------------------------------------------------------------------------
REVENUES:
   Electric operations                                     $  129.9    $  130.8
   Gas operations                                             245.9       284.3
   Energy related businesses                                   88.0        82.2
- -------------------------------------------------------------------------------
TOTAL REVENUES                                                463.8       497.3
- -------------------------------------------------------------------------------
EXPENSES:
   Fuel used for generation                                    17.9        19.2
   Power purchased                                             29.2        28.9
   Gas purchased for resale                                   195.1       235.3
   Other operating                                             72.8        65.3
   Maintenance                                                 11.5        11.9
   Depreciation, depletion and amortization                    36.2        34.4
   Taxes, other than income taxes                              18.8        18.7
- -------------------------------------------------------------------------------
TOTAL EXPENSES                                                381.5       413.7
- -------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                         82.3        83.6
- -------------------------------------------------------------------------------
OTHER (INCOME) AND EXPENSE:
  Long-term debt                                               24.2        22.0
  Short-term debt and other interest                            6.4         2.5
  Minority interests                                             .7          .9
  Other income, net                                            (3.3)       (3.9)
- -------------------------------------------------------------------------------
TOTAL INTEREST CHARGES AND OTHER                               28.0        21.5
- -------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                     54.3        62.1
INCOME TAXES                                                   22.1        23.1
- -------------------------------------------------------------------------------
NET INCOME                                                     32.2        39.0
PREFERENCE DIVIDENDS                                             .5         1.6
- -------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR COMMON SHARES                       $   31.7    $   37.4
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Primary                                                     44.74       42.28
   Fully diluted                                               45.24       45.20
- -------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE:
   Primary                                                 $     .71   $     .88
   Fully diluted                                                 .70         .85
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
CASH DIVIDENDS PER COMMON SHARE                            $     .43   $     .42
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

       UTILICORP UNITED INC.CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                           Twelve Months Ended
                                                                March 31,
- -------------------------------------------------------------------------------
IN MILLIONS, EXCEPT PER SHARE                               1995         1994
- -------------------------------------------------------------------------------
REVENUES:
      Electric operations                              $    556.1    $   547.5
      Gas operations                                        580.2        694.4
      Energy related businesses                             344.8        346.2
- -------------------------------------------------------------------------------
TOTAL REVENUES                                            1,481.1      1,588.1
- -------------------------------------------------------------------------------
EXPENSES:
      Fuel used for generation                               76.2         81.3
      Power purchased                                       113.5        110.0
      Gas purchased for resale                              507.5        631.1
      Other operating                                       290.8        279.8
      Maintenance                                            49.0         50.8
      Depreciation, depletion and amortization              141.5        135.5
      Taxes, other than income taxes                         73.5         72.5
      Restructuring charge                                    --          69.8
- -------------------------------------------------------------------------------
TOTAL EXPENSES                                            1,252.0      1,430.8
- -------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                      229.1        157.3
- -------------------------------------------------------------------------------
OTHER (INCOME) AND EXPENSE:
      Long-term debt                                         91.3         90.0
      Short-term debt and other interest                     17.0          9.2
      Gain on sale of subsidiary stock                        --         (47.8)
      Minority interests                                      2.8          1.7
      Other income, net                                     (17.9)       (17.4)
- -------------------------------------------------------------------------------
TOTAL INTEREST CHARGES AND OTHER                             93.2         35.7
- -------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                  135.9        121.6
INCOME TAXES                                                 48.3         31.1
- -------------------------------------------------------------------------------
NET INCOME                                                   87.6         90.5
PREFERENCE DIVIDENDS                                          1.9          6.7
- -------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR COMMON SHARES                   $     85.7    $    83.8
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
      Primary                                                43.52        41.82
      Fully diluted                                          44.26        45.18
- -------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE:
      Primary                                          $      1.97    $    2.00
      Fully diluted                                           1.95         1.97
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
CASH DIVIDENDS PER COMMON SHARE                        $      1.71    $    1.64
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements.

                             UTILICORP UNITED INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   March 31,        December 31,
- --------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                  1995              1994
- --------------------------------------------------------------------------------
                                                  (unaudited)
ASSETS
UTILITY PLANT IN SERVICE:
  Electric                                       $  1,587.3         $  1,578.7
  Gas                                               1,041.1              954.6
- -------------------------------------------------------------------------------
                                                    2,628.4            2,533.3
  Less-accumulated depreciation                       952.0              923.0
- -------------------------------------------------------------------------------
Net utility plant in service                        1,676.4            1,610.3
Construction work in progress                          35.2               23.3
- -------------------------------------------------------------------------------
TOTAL UTILITY PLANT, NET                            1,711.6            1,633.6
- -------------------------------------------------------------------------------
Non-Regulated Property, Net:
  Energy related                                      566.5              544.5
  Non-regulated generating assets and other           225.6              236.8
- -------------------------------------------------------------------------------
TOTAL NON-REGULATED PROPERTY                          792.1              781.3
- -------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                           100.5               67.2
  Funds on deposit                                     36.1               44.8
  Accounts receivable, net                            156.6              144.1
  Accrued utility revenues                             58.2               71.5
  Fuel inventory, at average cost                      54.9               95.0
  Materials and supplies, at average cost              40.2               39.3
  Prepayments and other                                38.4               51.9
- -------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                  484.9              513.8
- -------------------------------------------------------------------------------
DEFERRED CHARGES                                      186.2              182.4
- -------------------------------------------------------------------------------
TOTAL ASSETS                                     $  3,174.8         $  3,111.1
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common shareholders' equity                    $    923.3         $    906.8
  Preference and preferred stock                       25.4               25.4
  Long-term debt, net                                 977.8              976.9
- -------------------------------------------------------------------------------
TOTAL CAPITALIZATION                                1,926.5            1,909.1
- -------------------------------------------------------------------------------
MINORITY INTERESTS                                     29.0               28.4
- -------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                132.5              138.8
  Short-term debt                                     229.4              182.4
  Accounts payable                                    290.0              340.3
  Accrued taxes                                        52.0               21.0
  Accrued interest                                     29.9               22.1
  Other                                                89.4               89.0
- -------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                             823.2              793.6
- -------------------------------------------------------------------------------
DEFERRED CREDITS AND LIABILITIES:
  Deferred income tax liabilities                     287.5              279.4
  Investment tax credits                               20.7               21.0
  Other                                                87.9               79.6
- -------------------------------------------------------------------------------
TOTAL DEFERRED CREDITS AND LIABILITIES                396.1              380.0
- -------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
- -------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES             $  3,174.8         $  3,111.1
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements.

                              UTILICORP UNITED INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION


                                                              March 31,     December 31,
- ----------------------------------------------------------------------------------------
DOLLARS IN MILLIONS EXCEPT PER SHARE                            1995           1994
- ----------------------------------------------------------------------------------------
                                                             (unaudited)
COMMON SHAREHOLDERS' EQUITY:
  Common stock, par value $1 per share, authorized
    100,000,000 shares, outstanding 44,948,146 shares
    (44,827,135 at December 31, 1994)                        $      44.9    $      44.8
  Premium on capital stock                                         776.7          774.2
  Retained earnings                                                118.7          107.0
  Treasury stock, at cost, 80,823 and 227,587 shares
    at March 31, 1995 and December 31, 1994, respectively           (2.3)          (6.6)
  Currency translation adjustment                                  (14.7)         (12.6)
- ----------------------------------------------------------------------------------------
TOTAL COMMON SHAREHOLDERS' EQUITY                                  923.3          906.8
- ----------------------------------------------------------------------------------------
PREFERENCE STOCK, NOT MANDATORILY REDEEMABLE,
  $2.05 SERIES, WITHOUT PAR VALUE, AUTHORIZED
  10,000,000 SHARES, OUTSTANDING 1,000,000 SHARES                   25.0           25.0
- ----------------------------------------------------------------------------------------
PREFERRED STOCK OF SUBSIDIARY, RETRACTABLE                            .4             .4
- ----------------------------------------------------------------------------------------
LONG-TERM DEBT, NET                                                977.8          976.9
- ----------------------------------------------------------------------------------------
TOTAL CAPITALIZATION                                         $   1,926.5    $   1,909.1
- ----------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                              UTILICORP UNITED INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                           Three Months Ended
                                                               March 31,
- -------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                        1995         1994
- -------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $   32.2     $   39.0
 Adjustments to reconcile net income to net
  cash provided from operating activities:
  Depreciation, depletion and amortization                   36.6         38.2
  Deferred taxes and investment tax credits                   7.8         (1.7)
  Changes in certain current assets and liabilities,
   net of effects of acquisition:
    Funds on deposit                                          8.7          3.0
    Accounts receivable and accrued revenues                (44.0)       (17.4)
    Accounts receivable sold                                 44.7         30.6
    Fuel and materials                                       39.2         27.5
    Accounts payable                                        (50.4)       (52.4)
    Accrued taxes                                            31.0         21.7
    Other                                                    16.3         24.2
  Changes in other assets and liabilities, net               10.8        (21.3)
- -------------------------------------------------------------------------------
CASH PROVIDED FROM OPERATING ACTIVITIES                     132.9         91.4
- -------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to utility plant                                 (20.0)       (21.2)
 Purchase of utility and other businesses                  (100.9)          --
 Investments in non-regulated generating assets                --          (.7)
 Investments in energy related properties                    (3.3)       (11.0)
 Other                                                       (4.5)       (12.6)
- -------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                         (128.7)       (45.5)
- -------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                     2.7           .2
 Treasury stock sold                                          4.3           --
 Issuance of long-term debt, net of premium paid               --          4.5
 Retirement of long-term debt                                (5.3)         (.1)
 Short-term borrowings (repayments), net                     47.1        (44.8)
 Cash dividends paid                                        (19.7)       (19.2)
- -------------------------------------------------------------------------------
CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES           29.1        (59.4)
- -------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents             33.3        (13.5)
Cash and cash equivalents at beginning of period             67.2         55.9
- -------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  100.5     $   42.4
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for -
  Interest, net of amount capitalized                    $   22.8     $   17.4
  Income taxes                                                 --          1.2
- -------------------------------------------------------------------------------
Liabilities Assumed In Acquisitions -
 Fair value of assets acquired                           $  114.0     $     --
 Cash paid for acquisitions                                 100.9           --
 Liabilities assumed                                         13.1           --
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                              UTILICORP UNITED INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                          Twelve Months Ended
                                                               March 31,
- -------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                        1995         1994
- -------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $   87.6     $   90.5
 Adjustments to reconcile net income to net
  cash provided from operating activities:
  Depreciation, depletion and amortization                  145.5        146.3
  Gain on sale of subsidiary stock                             --        (47.8)
  Restructuring charge                                         --         69.8
  Deferred taxes and investment tax credits                  74.9          1.1
  Changes in certain current assets and liabilities,
   net of effects of acquisition and restructuring:
    Funds on deposit                                        (24.7)        (4.1)
    Accounts receivable and accrued revenues                 14.0        (25.2)
    Accounts receivable sold                                 (7.4)        19.7
    Fuel and materials                                      (20.9)       (13.8)
    Accounts payable                                        (50.2)        (2.1)
    Accrued taxes                                             2.0          7.0
    Other                                                    10.5          3.1
  Changes in other assets and liabilities, net               13.7        (22.1)
- -------------------------------------------------------------------------------
CASH PROVIDED FROM OPERATING ACTIVITIES                     245.0        222.4
- -------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to utility plant                                (130.8)      (128.8)
 Purchase of utility and other businesses                  (129.1)          --
 Sale of subsidiary stock                                      --         74.6
 Investments in non-regulated generating assets             (21.5)       (24.4)
 Investments in energy related properties                  (105.9)       (84.8)
 Other                                                      (16.4)          .5
- -------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                         (403.7)      (162.9)
- -------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                     5.3         31.5
 Treasury stock acquired                                     (2.3)          --
 Retirement of preference stock                             (11.3)        (9.1)
 Issuance of long-term debt, net of premium paid            104.2         93.6
 Retirement of long-term debt                                (5.3)       (97.8)
 Short-term borrowings (repayments), net                    204.3         25.2
 Cash dividends paid                                        (78.1)       (75.2)
- -------------------------------------------------------------------------------
CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES          216.8        (31.8)
- -------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             58.1         27.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             42.4         14.7
- -------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  100.5     $   42.4
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for-
 Interest, net of amount capitalized                     $  105.7     $   99.9
 Income taxes                                                10.2         24.4
- -------------------------------------------------------------------------------
Liabilities Assumed In Acquisitions -
 Fair value of assets acquired                           $  149.9     $     --
 Cash paid for acquisitions                                 129.1           --
 Liabilities assumed                                         20.8           --
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                              UTILICORP UNITED INC.
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (unaudited)


(1) Summary of Significant Accounting Policies: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in the company's 1994 Annual Report to Shareholders incorporated by reference in the company's 1994 Form 10-K. It is suggested that those consolidated financial statements be read in conjunction with this report. The year-end financial statements presented were derived from the company's audited financial statements, but do not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary for a fair representation of the financial position of the company and the results of its operations.


(2) Certain reclassifications have been made to prior years to conform to current year's presentation.

                              UTILICORP UNITED INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


UTILICORP UNITED INC. (THE COMPANY) CONTAINS THREE SEGMENTS: ELECTRIC OPERATIONS, GAS OPERATIONS AND ENERGY RELATED BUSINESSES. EACH SEGMENT IS DISCUSSED SEPARATELY IN THE RESULTS OF OPERATIONS SECTION. THE LIQUIDITY AND CAPITAL RESOURCES SECTION IS PREPARED ON A CONSOLIDATED BASIS.

OVERVIEW

     The company's net income decreased by $6.8 million or 17 percent for the quarter ended March 31, 1995, compared to the same period in 1994. Unusually mild winter weather reduced utility earnings by approximately $3.1 million compared to the prior year's quarter while abnormally high stream flows reduced demand for power decreasing UtilCo Group's earnings by approximately $1.0 million. Net income was positively affected by additional margins on newly acquired businesses. Increased interest expense and operating expenses related to recent acquisitions and additional marketing infrastructure primarily caused the remaining decrease in net income.

     Net income for the twelve-month period ending March 31, 1995 decreased by $2.9 million or 3 percent. The primary cause for the decrease was higher interest expense resulting from acquisitions, gas and oil reserve additions and utility plant increases.

EMERGING TRENDS

     In late 1994, the company announced its plans to become the nation's first national utility and initiated several programs to reach that goal. To carry out its plans, the company introduced a unifying brand name, EnergyOne-SM-, to market its products and services. Consistent with this strategic objective, the company also realigned its businesses into four groups: Energy Delivery, Power Services, Energy Resources and Marketing Services.

     As part of the operational realignment, the company is currently in the process of reviewing its key customer and administrative work practices. The company expects to gradually reduce its current employment level and reallocate resources to better support the company's strategy. The company does not have an estimate of employee severance, relocation and related costs at this time. As of March 31, 1995 those costs have not been significant. For the three months ended March 31, 1995, the company incurred approximately $1.5 million of incremental marketing costs associated with this strategy.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided from operating activities for the three- and twelve-month periods ended March 31, 1995, as compared to the same period last year, increased by $41.5 million and $22.6 million, respectively. The changes in operating cash flow between the periods are primarily due to the timing of cash receipts and cash payments and its effect on working capital.

     Cash used for investing activities consists primarily of purchases of utility operations, construction expenditures and investments in energy related property. The variances between the three- and twelve-month periods as compared to the same period in the previous year are primarily due to the timing of the purchases of gas systems from NorAm Energy Corp., purchase of a gas pipeline system and the sale of stock in an indirect subsidiary. Funds used for utility plant additions were approximately the same as in prior year periods.

     The company has acquired several utility and energy businesses in the past which have required external cash resources to augment internal cash resources. The company plans on continuing this growth strategy in the future which may require the company to supplement its available cash flows with additional debt and common stock issuances. Short-term debt is generally used to supplement the company's available cash until permanent financing can be completed.

     The company has two revolving credit agreements (Agreements) with a consortium of banks aggregating $400 million. The Agreements support the company's commercial paper program and provide for additional short-term borrowing capacity. As of March 31, 1995, the company had $75.0 million in outstanding borrowings under the Agreements. The company had no borrowings under the Agreements at December 31, 1994.

     As of March 31, 1995, the company had agreements with financial institutions to sell, on a continuing basis, up to $205 million of eligible accounts receivable on a limited recourse basis. The amount of accounts receivable sold under these agreements generally fluctuates with the level of the company's accounts receivable balance. During the first quarter of 1995, the company obtained $44.7 million of net funds through the sale of accounts receivable compared to $30.6 million in the first quarter of 1994.

     The company and its partners are in the process of acquiring an equity position in Power New Zealand Limited (PNZ), a New Zealand based electric distribution utility. As of March 31, 1995, the company had agreed to acquire a 20 percent interest in PNZ for approximately $55 million. More recently, the company agreed to purchase an additional 5 percent of PNZ for approximately $18 million. The company also agreed to purchase PNZ's 18 percent interest in Energy Direct Corporation Ltd., another New Zealand utility, for approximately $21 million.

     As of March 31, 1995 and December 31, 1994, the company's cash balance contained $59.5 million and $57.0 million, respectively, of foreign denominated currency.

     The company believes that its capital resources are adequate to continue to meet its capital needs.

RESULTS OF OPERATIONS

ELECTRIC OPERATIONS

THE COMPANY'S ELECTRIC SEGMENT INCLUDES THE ELECTRIC OPERATIONS OF MISSOURI PUBLIC SERVICE, WEST KOOTENAY POWER, WEST VIRGINIA POWER, AND WESTPLAINS ENERGY.


                                                        Three Months Ended            Twelve Months Ended
                                                             March 31,                     March 31,
- --------------------------------------------------------------------------------------------------------------
Dollars in Millions                                     1995           1994           1995           1994
- --------------------------------------------------------------------------------------------------------------
Revenues                                              $129.9         $130.8         $556.1         $547.5
- --------------------------------------------------------------------------------------------------------------
Expenses:
 Fuel and purchased power                               47.1           48.1          189.7          191.3
 Other operating                                        25.7           23.0          104.6           98.7
 Maintenance                                             9.0            9.3           38.6           39.7
 Depreciation and amortization                          13.2           12.3           50.8           47.3
 Taxes other than income                                11.8           12.2           49.9           50.7
- --------------------------------------------------------------------------------------------------------------
Total expenses                                         106.8          104.9          433.6          427.7
- --------------------------------------------------------------------------------------------------------------
Income from operations                                $ 23.1         $ 25.9         $122.5         $119.8
- --------------------------------------------------------------------------------------------------------------
Electric sales and
transportation (MWH 000's)                             2,725          2,661         10,889         11,402
- --------------------------------------------------------------------------------------------------------------

        Income from operations for the three months ended March 31, 1995, decreased by $2.8 million or 11% compared to the same period in 1994. Gross margin for the three-month period was approximately the same, while in the
twelve-month period gross margin increased by $10.2 million.     The increase
for the twelve-month period is primarily due to customer additions at Missouri Public Service and WestPlains Energy.

        Operating expenses increased for the three- and twelve-month periods due to higher depreciation, inflation and marketing costs discussed in the Overview section.

GAS OPERATIONS

THE COMPANY'S GAS SEGMENT INCLUDES GAS OPERATIONS OF MISSOURI PUBLIC SERVICE, KANSAS PUBLIC SERVICE, PEOPLES NATURAL GAS, NORTHERN MINNESOTA UTILITIES, MICHIGAN GAS UTILITIES AND WEST VIRGINIA POWER.


                                                       Three Months Ended           Twelve Months Ended
                                                            March 31,                     March 31,
- --------------------------------------------------------------------------------------------------------------
Dollars in Millions                                     1995           1994           1995           1994
- --------------------------------------------------------------------------------------------------------------
Revenues                                              $245.9         $284.3         $580.2         $694.4
- --------------------------------------------------------------------------------------------------------------
Expenses:
 Gas purchased for resale                              152.0          192.2          340.9          449.0
 Other operating                                        31.5           27.6          117.6          118.3
 Maintenance                                             2.2            2.3            8.7            8.6
 Depreciation and amortization                           8.3            7.3           31.1           28.6
 Taxes, other than income                                7.0            6.5           23.6           21.8
- --------------------------------------------------------------------------------------------------------------
Total expenses                                         201.0          235.9          521.9          626.3
- --------------------------------------------------------------------------------------------------------------
Income (loss) from
operations                                             $44.9         $ 48.4          $58.3         $ 68.1
- --------------------------------------------------------------------------------------------------------------
Gas sales and
transportation (BCF)                                   102.0           92.0          274.0          264.0
- --------------------------------------------------------------------------------------------------------------

        Revenues decreased $38.4 million or 14% for the quarter ended March 31, 1995, compared to the same period in 1994. For the quarter ending March 31, 1995, heating degree days, a benchmark commonly used to measure weather, were down by 16 percent in January and February, critical heating months, compared to the same period in 1994. Gas revenues and related margin are highly sensitive to weather changes. Revenues for the quarter ended March 31, 1995, reflected $10.1 million of revenues generated from the Kansas gas property and Missouri pipeline acquisitions.

        Revenues for the twelve-month period ending March 31, 1995, compared to 1994 decreased by $114.2 million or 16%. Weather negatively affected the twelve-month period similarly to the quarter discussed above. In addition, customers switching from tariff sales to transportation sales also reduced revenues with no significant impact on net income.

        Expenses excluding gas purchases increased $5.3 million for the quarter ended March 31, 1995, compared to the same period in 1994. The increase is primarily due to $2.8 million of operating expenses associated with the Kansas gas property and Missouri pipeline acquisitions, payroll and benefit increases, and additional marketing expenses discussed in the Overview section.

ENERGY RELATED BUSINESSES

THE ENERGY RELATED BUSINESSES SEGMENT INCLUDES THE CONSOLIDATED OPERATIONS OF THE COMPANY'S AQUILA ENERGY SUBSIDIARY. AQUILA IS INVOLVED IN THE GATHERING, PROCESSING AND MARKETING OF NATURAL GAS, ACQUISITION AND PRODUCTION OF GAS AND OIL RESERVES AND EXTRACTION AND SALE OF NATURAL GAS LIQUIDS.


                                                        Three Months Ended            Twelve Months Ended
                                                             March 31,                     March 31,
- --------------------------------------------------------------------------------------------------------------
Dollars in Millions                                     1995           1994           1995           1994
- --------------------------------------------------------------------------------------------------------------
Revenues                                               $88.0          $82.2         $344.8         $346.2
- --------------------------------------------------------------------------------------------------------------
Expenses:
  Gas purchases                                         43.1           43.1          166.6          182.1
  Other operating                                       15.6           14.7           68.6           62.8
  Maintenance                                             .3             .3            1.7            2.5
  Depreciation, depletion and amortization              14.7           14.8           59.6           59.6
  Restructuring charge                                    --             --             --           69.8
- --------------------------------------------------------------------------------------------------------------
Total expenses                                          73.7           72.9          296.5          376.8
- --------------------------------------------------------------------------------------------------------------
Income (loss) from operations                          $14.3         $  9.3         $ 48.3         $(30.6)
- --------------------------------------------------------------------------------------------------------------
Marketing Volumes (BCF)                                112.0           93.0          385.0          420.0
- --------------------------------------------------------------------------------------------------------------

     Income from operations for the quarter ended March 31, 1995, increased $4.9 million or 52% over the prior period. Income from operations for the quarter was positively affected by increased natural gas liquids (NGL) prices, increased marketing margins and a lower depreciation, depletion and amortization rate due to additional reserve acquisitions. NGL prices increased 13% resulting in approximately $1.3 million of additional operating income compared to the first quarter of 1994. Higher marketing volumes and risk management activities increased marketing margins by $1.1 million.

     Income from operations for the twelve-month period ended March 31, 1995, increased by $9.1 million (excluding the restructuring charge) compared to the same period in 1994. The 1995 income from operations includes $5.4 million of gains related to favorable settlements of certain contracts included in the $69.8 million restructuring charge. The remaining increase is primarily due to improved marketing performance.

     In December 1993, the company announced a revised business strategy and recorded a $69.8 million restructuring charge relating to the disposal of gas sales contracts, impairment of certain offshore assets and other restructuring charges. Since this announcement in 1993, the company has been settling various contracts and reducing this reserve. In the first quarter of 1995, the company completed its restructuring plan.

OTHER INCOME AND EXPENSE

     Other income and expense contains several of the company's non-regulated businesses including UtilCo Group and foreign investments. Interest expense and minority interest is also included in this caption.

     Net income from UtilCo Group decreased by $.8 million for the three months ended March 31, 1995 compared to the same period in 1994. Unusually heavy rains resulted in excess hydro power availability reducing power demand from a power project. Net income for the twelve-month period ended March 31, 1995 increased by $4.4 million primarily due to two projects selling more output than in the twelve-month period ended March 31, 1994.

     Interest expense increased $6.1 million for the three months ended March 31, 1995, compared to the same period in 1994. The increase is due to additional borrowings for acquisitions of businesses and gas and oil reserve additions. Interest rates also increased during the period. The company's short-term debt facilities reflect current market rates and directly respond to changes in the Prime, Federal discount and other interest rate indicators. Interest expense for the twelve-month period ended March 31, 1995, increased by $9.1 million for reasons similar to those discussed above.


NEW ACCOUNTING STANDARD

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 requires companies to review long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of a company's long-lived assets are greater than their fair market value, an impairment loss is recognized. The company is currently evaluating its long-lived assets and intangibles for application of this standard. SFAS 121 is required to be adopted for fiscal years beginning after December 15, 1995.

                                     PART II

                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     The company held its Annual meeting of Shareholders on May 3, 1995. At the meeting the following matters were voted on by the shareholders.

     1.  Election of three directors.

                                   For            Against             Withheld
                                   ---            -------             --------
John R. Baker                   40,064,954         None                527,510
Dr. Stanley O. Ikenberry            "              None                   "
Irvine O. Hockaday, Jr.             "              None                   "


     2. Approval of Annual and Long-Term Incentive Plan with a vote of 35,123,366 for, 4,348,614 against and 1,120,484 withheld.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     (a)  List of Exhibits

 3   By-laws of the company as amended

11   Statement regarding Computation of Per Share Earnings

27   Financial Data Schedule - For the Three months Ended March 31, 1995

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the three month period ended March 31, 1995.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                                  UtiliCorp United Inc.
                                        ----------------------------------------
                                                      (Registrant)





May 11, 1995                                    /S/ Richard C. Green, Jr.
                                        ----------------------------------------
                                                  Richard C. Green, Jr.
                                             Chairman of the Board, President
                                                (Chief Executive Officer)





May 11, 1995                                       /S/ James S. Brook
                                        ----------------------------------------
                                                     James S. Brook
                                                     Vice President
                                             (Principal Accounting Officer)