Form 10-Q
period 1995-06-30
UTILICORP UNITED INC
filed 1995-08-14
CIK 66960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                               -------------
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -------------
Commission file number 1-3562
                       ------

                              UTILICORP UNITED INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                               44-0541877
---------------------------------             ------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)


       3000 Commerce Tower, 911 Main, Kansas City, Missouri         64105
--------------------------------------------------------------------------------
                   (Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code (816) 421-6600
                                                   --------------

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    /X/       No
    ---------       ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                 Outstanding at August 3, 1995
-----------------------------                      -----------------------------
   Common Stock, $1 par value                                45,545,008

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


     See information provided in Item 4 of Part II in the Form 10-Q for the first quarter of 1995.

ITEM 5.  OTHER INFORMATION


     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     Exhibits and reports on Form 8-K can be found on page 17.

Part 1--Financial Information
Item 1--Financial Statements



                              UTILICORP UNITED INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)




                                                   Three Months Ended
                                                        June 30
-------------------------------------------------------------------------------
IN MILLIONS, EXCEPT PER SHARE                      1995           1994
-------------------------------------------------------------------------------
REVENUES:
  Electric operations                          $    132.9      $   137.1
  Gas operations                                    101.3           96.9
  Energy related businesses                          94.3           77.6
-------------------------------------------------------------------------------
TOTAL REVENUES                                      328.5          311.6
-------------------------------------------------------------------------------
EXPENSES:
      Fuel used for generation                       15.6           17.9
      Power purchased                                27.4           27.8
      Gas purchased for resale                      102.2           89.7
      Other operating                                77.7           74.6
      Maintenance                                    12.9           13.6
      Depreciation, depletion and amortization       36.2           35.4
      Taxes, other than income taxes                 17.4           17.9
-------------------------------------------------------------------------------
TOTAL EXPENSES                                      289.4          276.9
-------------------------------------------------------------------------------
INCOME FROM OPERATIONS                               39.1           34.7
-------------------------------------------------------------------------------
OTHER (INCOME) AND EXPENSE:
     Long-term debt                                  25.0           21.9
     Short-term debt and other interest               7.7            2.9
     Minority interests                                .8             .7
     Other income, net                               (4.2)          (3.1)
-------------------------------------------------------------------------------
TOTAL OTHER (INCOME) AND EXPENSE                     29.3           22.4
-------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                            9.8           12.3
INCOME TAXES                                          2.6            4.9
-------------------------------------------------------------------------------
NET INCOME                                            7.2            7.4
PREFERENCE DIVIDENDS                                   .5             .8
-------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR COMMON SHARES            $     6.7       $    6.6
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
WEIGHED AVERAGE COMMON SHARES OUTSTANDING:
      PRIMARY                                        45.05          44.38
      FULLY DILUTED                                  45.55          44.38
-------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE:
      Primary                                   $      .15      $     .15
      Fully diluted                                    .15            .15
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
CASH DIVIDENDS PER COMMON SHARE                 $      .43      $     .42
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                              UTILICORP UNITED INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                      Six Months Ended
                                                         June 30,
-------------------------------------------------------------------------------
IN MILLIONS, EXCEPT PER SHARE                      1995           1994
-------------------------------------------------------------------------------
REVENUES:
      Electric operations                      $    262.8     $    267.9
      Gas operations                                347.3          381.2
      Energy related businesses                     182.2          159.9
-------------------------------------------------------------------------------
TOTAL REVENUES                                      792.3          809.0
-------------------------------------------------------------------------------
EXPENSES:
      Fuel used for generation                       33.5           37.0
      Power purchased                                56.4           56.7
      Gas purchased for resale                      297.1          325.1
      Other operating                               150.6          139.6
      Maintenance                                    24.5           25.5
      Depreciation and amortization                  72.4           70.0
      Taxes, other than income taxes                 36.4           36.7
-------------------------------------------------------------------------------
TOTAL EXPENSES                                      670.9          690.6
-------------------------------------------------------------------------------
INCOME FROM OPERATIONS                              121.4          118.4
-------------------------------------------------------------------------------
OTHER (INCOME) AND EXPENSE:
      Long-term debt                                 49.2           43.9
      Short-term debt and other interest             14.0            5.5
      Minority interests                              1.4            1.6
      Other income, net                              (7.3)          (7.0)
-------------------------------------------------------------------------------
TOTAL OTHER (INCOME) AND EXPENSE                     57.3           44.0
-------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                           64.1           74.4
INCOME TAXES                                         24.7           28.0
-------------------------------------------------------------------------------
NET INCOME                                           39.4           46.4
PREFERENCE DIVIDENDS                                  1.0            2.4
-------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR COMMON SHARES           $     38.4     $     44.0
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
      Primary                                       44.93          43.33
      Fully diluted                                 45.43          43.90
-------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE:
      Primary                                  $      .85     $     1.02
      Fully diluted                                   .85           1.01
-------------------------------------------------------------------------------
CASH DIVIDENDS PER COMMON SHARE                $      .86     $      .84
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                              UTILICORP UNITED INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                         Twelve Months Ended
                                                               June 30,
-------------------------------------------------------------------------------
IN MILLIONS, EXCEPT PER SHARE                                1995      1994
-------------------------------------------------------------------------------
REVENUES:
      Electric operations                                  $  551.9  $  557.6
      Gas operations                                          584.7     671.0
      Energy related businesses                               361.3     341.7
-------------------------------------------------------------------------------
TOTAL REVENUES                                              1,497.9   1,570.3
-------------------------------------------------------------------------------
EXPENSES:
      Fuel used for generation                                 73.9      81.4
      Power purchased                                         113.0     111.9
      Gas purchased for resale                                519.7     604.1
      Other operating                                         294.3     282.3
      Maintenance                                              48.3      52.6
      Depreciation, depletion and amortization"               142.0     137.6
      Taxes, other than income taxes                           73.2      73.1
      Restructuring charge                                      -        69.8
-------------------------------------------------------------------------------
TOTAL EXPENSES                                              1,264.4   1,412.8
-------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                        233.5     157.5
-------------------------------------------------------------------------------
OTHER (INCOME) AND EXPENSE:
      Long-term debt                                           94.3      88.3
      Short-term debt and other interest                       21.7      10.9
      Gain on sale of subsidiary stock                          -       (47.8)
      Minority interests                                        2.8       2.4
      Other income, net                                       (18.8)    (18.3)
-------------------------------------------------------------------------------
TOTAL OTHER (INCOME) AND EXPENSE                              100.0      35.5
-------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                    133.5     122.0
INCOME TAXES                                                   46.0      31.4
-------------------------------------------------------------------------------
NET INCOME                                                     87.5      90.6
PREFERENCE DIVIDENDS                                            1.6       5.6
-------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR COMMON SHARES                       $   85.9  $   85.0
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
      Primary                                                  45.14     42.60
      Fully diluted                                            45.65     45.29
-------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE:
      Primary                                              $    1.90 $    1.99
      Fully diluted                                             1.88      1.97
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
CASH DIVIDENDS PER COMMON SHARE                            $    1.71 $    1.66
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements.

                              UTILICORP UNITED INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                               June 30,          December 31,
------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                1995                  1994
------------------------------------------------------------------------------
                                              (unaudited)
ASSETS
UTILITY PLANT IN SERVICE:
   Electric                                    $  1,602.3            $  1,578.7
   Gas                                            1,045.2                 954.6
 ...............................................................................
                                                  2,647.5               2,533.3
   Less-accumulated depreciation                    973.1                 923.0
 ...............................................................................
Net utility plant in service                      1,674.4               1,610.3
Construction work in progress                        43.8                  23.3
 ...............................................................................
TOTAL UTILITY PLANT, NET                          1,718.2               1,633.6
 ...............................................................................
Non-Regulated Property, Net:
   Energy related                                   597.1                 544.5
   Non-regulated generating assets and other        341.9                 236.8
 ...............................................................................
TOTAL NON-REGULATED PROPERTY                        939.0                 781.3
 ...............................................................................
Current Assets:
   Cash and cash equivalents                         62.6                  67.2
   Funds on deposit                                  39.3                  44.8
   Accounts receivable, net                         143.1                 144.1
   Accrued utility revenues                          38.2                  71.5
   Fuel inventory, at average cost                   58.3                  95.0
   Materials and supplies, at average cost           40.3                  39.3
   Prepayments and other                             44.3                  51.9
 ...............................................................................
TOTAL CURRENT ASSETS                                426.1                 513.8
 ...............................................................................
DEFERRED CHARGES                                    189.1                 182.4
 ...............................................................................
TOTAL ASSETS                                   $  3,272.4            $  3,111.1
------------------------------------------------------------------------------
------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common shareholders' equity                 $    921.9            $    906.8
   Preference and preferred stock                    25.4                  25.4
   Company-obligated mandatorily redeemable
       preferred securities of partnership          100.0                   -
   Long-term debt, net                            1,073.7                 976.9
 ...............................................................................
TOTAL CAPITALIZATION                              2,121.0               1,909.1
 ...............................................................................
MINORITY INTERESTS                                   29.8                  28.4
 ...............................................................................
CURRENT LIABILITIES:
   Current maturities of long-term debt             134.7                 138.8
   Short-term debt                                  207.9                 182.4
   Accounts payable                                 286.3                 340.3
   Accrued taxes                                      4.6                  21.0
   Accrued interest                                  23.4                  22.1
   Other                                             70.6                  89.0
 ...............................................................................
TOTAL CURRENT LIABILITIES                           727.5                 793.6
 ...............................................................................
DEFERRED CREDITS AND LIABILITIES:
   Deferred income tax liabilities                  293.5                 279.4
   Investment tax credits                            20.4                  21.0
   Other                                             80.2                  79.6
 ...............................................................................
TOTAL DEFERRED CREDITS AND LIABILITIES              394.1                 380.0
 ...............................................................................
COMMITMENTS AND CONTINGENCIES
 ...............................................................................
TOTAL CAPITALIZATION AND LIABILITIES           $  3,272.4            $  3,111.1
------------------------------------------------------------------------------
------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements.

                               UTILICORP UNITED INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                           June 30, December 31,
-------------------------------------------------------------------------------
DOLLARS IN MILLIONS EXCEPT PER SHARE                          1995        1994
-------------------------------------------------------------------------------
                                                (unaudited)
COMMON SHAREHOLDERS' EQUITY:
  Common stock, par value $1 per share, authorized
   100,000,000 shares, outstanding 45,344,229 shares
   (44,827,135 at December 31, 1994)                         $  45.3     $  44.8
  Premium on capital stock                                     779.6       774.2
  Retained earnings                                            106.1       107.0
  Treasury stock, at cost, 227,587 shares
   at December 31, 1994                                          -          (6.6)
  Currency translation adjustment                               (9.1)      (12.6)
 .................................................................................
TOTAL COMMON SHAREHOLDERS' EQUITY                              921.9       906.8
 .................................................................................
PREFERENCE STOCK, NOT MANDATORILY REDEEMABLE,
  $2.05 SERIES, WITHOUT PAR VALUE, AUTHORIZED
  10,000,000 SHARES, OUTSTANDING 1,000,000 SHARES               25.0        25.0
 .................................................................................
PREFERRED STOCK OF SUBSIDIARY, RETRACTABLE                        .4          .4
 .................................................................................
COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
     SECURITIES OF PARTNERSHIP                                 100.0         -
 .................................................................................
LONG-TERM DEBT, NET                                          1,073.7       976.9
 .................................................................................
TOTAL CAPITALIZATION                                      $  2,121.0  $  1,909.1
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                              UTILICORP UNITED INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                   Three Months Ended
                                                                        June 30,
----------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                               1995           1994
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $  7.2         $  7.4
   Adjustments to reconcile net income to net
      cash provided from operating activities:
      Depreciation, depletion and amortization                      36.8           38.8
      Deferred taxes and investment tax credits                      5.7            4.2
      Changes in certain current assets and liabilities,
      net of effects of acquisition:
      Accounts receivable and accrued revenues                      84.8          100.6
      Accounts receivable sold                                     (51.3)         (34.0)
      Fuel and materials                                            (3.5)         (19.3)
      Accounts payable                                              (3.6)         (28.8)
      Accrued taxes                                                (47.4)          (8.8)
      Other                                                        (25.8)          (9.2)
      Changes in other assets and liabilities, net                 (19.3)          (2.5)
----------------------------------------------------------------------------------------
CASH (USED FOR) PROVIDED FROM OPERATING ACTIVITIES                 (16.4)          48.4
----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to utility plant                                      (30.4)         (30.0)
   Investments in international businesses                         (43.2)           -
   Investments in non-regulated generating assets                  (59.0)           -
   Investments in energy related properties                        (56.1)         (28.2)
   Other                                                            (1.4)          (8.4)
----------------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                                (190.1)         (66.6)
----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                          9.7            0.2
   Treasury stock sold                                               2.3            -
   Retirement of preference stock                                    -             (0.9)
    Issuance of Company-obligated mandatorily redeemable
        preferred securities of partnership                        100.0            -
   Issuance of long-term debt                                      104.1            1.4
   Retirement of long-term debt                                     (6.0)          (9.5)
   Short-term borrowings (repayments), net                         (21.5)          84.9
   Cash dividends paid                                             (20.0)         (19.7)
----------------------------------------------------------------------------------------
CASH PROVIDED FROM FINANCING ACTIVITIES                            168.6           56.4
----------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                   (37.9)          38.2
Cash and cash equivalents at beginning of period                   100.5           42.4
----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  62.6        $  80.6
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for -
      Interest, net of amount capitalized"                       $  39.1        $  28.8
      Income taxes                                                   7.4            3.5
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                              UTILICORP UNITED INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)




                                                                        Six Months Ended
                                                                            June 30,
-----------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                                   1995        1994
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $     39.4  $     46.4
   Adjustments to reconcile net income to net
      cash provided from operating activities:
      Depreciation, depletion and amortization                          73.4        77.0
      Deferred taxes and investment tax credits                         13.5         2.5
      Changes in certain current assets and liabilities:
         Accounts receivable and accrued revenues                       40.8        83.2
         Accounts receivable sold                                       (6.6)       (3.4)
         Fuel and materials                                             35.7         8.2
         Accounts payable                                              (54.0)      (81.2)
         Accrued taxes                                                 (16.4)       13.0
         Other                                                          (9.5)       14.9
   Changes in other assets and liabilities, net                         (8.5)      (25.1)
-----------------------------------------------------------------------------------------
CASH PROVIDED FROM OPERATING ACTIVITIES                                107.8       135.5
-----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTMENT ACTIVITIES:
   Additions to utility plant                                          (50.4)      (51.2)
   Purchase of utility operations                                     (100.9)        -
   Investments in international businesses                             (43.2)        -
   Investment in non-regulated generating assets                       (59.0)       (0.7)
   Investments in energy related properties                            (59.4)      (39.2)
   Other                                                                 2.8       (16.7)
-----------------------------------------------------------------------------------------
CASH USED FOR INVESTMENT ACTIVITIES                                   (310.1)     (107.8)
-----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                             12.4         0.4
   Treasury stock sold                                                   6.6         -
   Retirement of preference stock                                        -          (0.9)
    Issuance of Company-obligated mandatorily redeemable
        preferred securities of partnership                            100.0         -
   Issuance of long-term debt                                          104.1         5.9
   Retirement of long-term debt                                        (11.3)       (9.6)
   Short-term borrowings (repayments), net                              25.6        40.1
   Cash dividends paid                                                 (39.7)      (38.9)
-----------------------------------------------------------------------------------------
CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES                     197.7        (3.0)
-----------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                   (4.6)       24.7
Cash and cash equivalents at beginning of period                        67.2        55.9
-----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $     62.6  $     80.6
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for-
      Interest, net of amount capitalized                         $     61.9  $     46.2
      Income taxes                                                       7.4         4.7
-----------------------------------------------------------------------------------------
Liabilities Assumed In Acquisition -
   Fair value of assets acquired                                 $     114.0   $     -
   Cash paid for acquisition                                           100.9         -
   Liabilities assumed                                                  13.1         -
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements.

                              UTILICORP UNITED INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)





                                                                     Twelve Months Ended
                                                                           June 30,
--------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                               1995                1994
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $     87.4          $     90.6
   Adjustments to reconcile net income to net
      cash provided from operating activities:
      Depreciation, depletion and amortization                     143.5               149.3
      Gain on sale of subsidiary stock                               -                 (47.8)
      Restructuring charge                                           -                  69.8
      Deferred taxes and investment tax credits                     76.4                (7.4)
      Changes in certain current assets and liabilities,
         net of effects of acquisition and restructuring:
         Accounts receivable and accrued revenues                   (1.8)                5.4
         Accounts receivable sold                                  (24.7)                5.6
         Fuel and materials                                         (5.1)              (18.6)
         Accounts payable                                          (25.0)               (6.9)
         Accrued taxes                                             (36.7)               19.6
         Other                                                      (6.0)                1.1
     Changes in other assets and liabilities, net                   (1.8)                9.1
--------------------------------------------------------------------------------------------
CASH PROVIDED FROM OPERATING ACTIVITIES                            206.2               269.8
--------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to utility plant                                     (131.2)             (128.3)
   Purchase of utility and other businesses                       (129.1)                -
   Sale of subsidiary stock                                          -                  74.6
   Investments in international businesses                         (43.2)                -
   Investments in non-regulated generating assets                  (80.5)              (24.1)
   Investments in energy related properties                       (133.8)              (94.1)
   Other                                                           (35.4)              (39.7)
--------------------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                                (553.2)             (211.6)
--------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                         14.8                12.4
   Issuance of Company-obligated mandatorily redeemable
        preferred securities of partnership                        100.0                 -
   Retirement of preference stock                                   (5.9)               (9.9)
   Issuance of long-term debt                                      202.3                20.4
   Retirement of long-term debt                                     (1.7)              (39.6)
   Short-term borrowings (repayments), net                          97.9                88.6
   Cash dividends paid                                             (78.4)              (76.4)
--------------------------------------------------------------------------------------------
CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES                 329.0                (4.5)
--------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (18.0)               53.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    80.6                26.9
--------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $     62.6          $     80.6
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for-
   Interest, net of amount capitalized                        $    113.5          $     98.8
   Income taxes                                                     17.6                19.2
--------------------------------------------------------------------------------------------
Liabilities Assumed In Acquisitions -
   Fair value of assets acquired                              $    149.9          $      -
   Cash paid for acquisitions                                      129.1                 -
   Liabilities assumed                                              20.8                 -
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                              UTILICORP UNITED INC.
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (unaudited)


(1) Summary of Significant Accounting Policies: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in the company's 1994 Annual Report to Shareholders incorporated by reference in the company's 1994 Form 10-K. It is suggested that those consolidated financial statements be read in conjunction with this report. The year-end financial statements presented were derived from the company's audited financial statements, but do not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary for a fair representation of the financial position of the company and the results of its operations. Certain estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods shown have been made in preparing the consolidated financial statements. Actual results could differ from these estimates.

(2) Certain reclassifications have been made to prior year amounts to conform to current year's presentation.

(3) On June 5, 1995, the company issued $100 million of 6.375 percent senior notes due in 2005. Net proceeds of $99.3 million were used to reduce short-term debt. This debt is the initial securities issued under a $200 million shelf registration of debt securities.

(4) On June 5, 1995, UtiliCorp Capital L.P., a limited partnership of which the company is the general partner, issued 4,000,000 shares of 8.875 percent Cumulative Monthly Income Preferred Securities, Series A, for $100 million. The limited partnership interests represented by the preferred securities are redeemable at the option of UtiliCorp Capital, after June 12, 2000, at $25 per preferred security plus accrued interest and unpaid dividends. Holders of the securities are entitled to receive dividends at an annual rate of 8.875 percent of the liquidation preference value of $25. Dividends are payable monthly, and in substance are tax deductible by the company. The securities are shown as Company-obligated mandatorily redeemable preferred securities of a partnership on the consolidated balance sheet. The net proceeds were used to reduce short-term debt.

(5) On May 22, 1995, the company purchased a 50 percent ownership interest for $59 million in cash in a partnership that owns and operates a chemical recovery and cogeneration facility at the James River Corporation's pulp and paper mill in Alabama.

(6) In June 1995, the company was named a Potentially Responsible Party (PRP) at a site where the company legally disposed of automotive waste. The company expects to enter into a deminimis settlement with the Environmental Protection Agency (EPA). The company estimates its liability is less than $.1 million. The United States EPA also indicated that the company is a PRP at a site where the company legally disposed of PCB, a chemical sometimes used in electric transformers. The company is one of 1,440 other named parties at this site. The company estimates its liability is less than $.1 million.

(7) See Management's Discussion and Analysis of Financial Condition and Results of Operations on page 12 for information relating to the purchase of United Energy.

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

OVERVIEW


EMERGING TRENDS


PURCHASE OF UNITED ENERGY

     On August 7, 1995, the company as part of a three-company consortium was notified that its proposal to purchase United Energy, an Australian electric distribution utility, from the State of Victoria was accepted. The company's
49.9 percent ownership interest will require a direct cash investment of approximately $239 million. The majority of the funds for this initial cash investment are expected to come from a group of Australian-based banks and will be funded in Australian dollars. The transaction will be finalized in approximately 30 days. The company will serve as manager of the United Energy's operations. United Energy serves approximately 520,000 customers with annual revenues of approximately $510 million.

ORGANIZATION REALIGNMENT AND BRAND LAUNCH

     In late 1994, the company announced its plans to become the nation's first national utility and initiated several programs to reach that goal. To carry out its plans, the company introduced a unifying brand name, EnergyOne -SM-, to market its products and services. Consistent with this strategic objective, the company also realigned its businesses into four groups: Energy Delivery, Power Services, Energy Resources and Marketing Services.

     As part of the operational realignment, the company is currently in the process of reviewing its key customer and administrative work practices. The company expects to gradually reduce its current employment level and reallocate resources to better support the company's strategy. The current estimate of ultimate employee severance costs is $4.7 million. The company is using a combination of normal attrition and voluntary and involuntary programs to reduce employee related costs. For certain costs incurred in regulated utility businesses, the company deferred costs in anticipation of rate recovery. At June 30, 1995, approximately $1.3 million was deferred relating to employee severance.

     As part of the EnergyOne brand launch, the company has spent approximately $4.1 million in building the infrastructure and sales organization to support EnergyOne products and services. The company anticipates that it will spend another $5 million for marketing and sales startup activities in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended June 30, 1995, cash used for operations was $16.4 million higher than cash generated from operations. This compares to net cash flow from operations of $48.4 million for the three months ended June 30, 1994. Changes in cash flow from operations relate to many different businesses factors, such as timing of invoice payments, accounts receivable collections and selling accounts receivable through the sales program. The variance in cash flow from operations between second quarter 1995 and 1994 is due primarily to the following reasons:

     *  Net repayments on the accounts receivable sales program;
     *  Timing of payments for income and property taxes;
     * Increase in receivables compared to 1994 due to additional businesses acquired.

     Cash from operating activities for the six- and twelve-month periods in 1995 compared to 1994 are lower due primarily to the activities that occurred during the second quarter discussed above.

     Cash used for investing activities consisted primarily of purchases of utility and other businesses, investments in generating assets and investments in gas and oil reserves.

Cash used for investing activities for the three-, six- and twelve-month periods ended June 30, 1995, increased over the comparable 1994 periods. These increases are due to the acquisition of a pipeline system and two non-regulated companies in the first quarter of 1995. During the second quarter of 1995, the company invested in a cogeneration facility and funded common stock purchases in a New Zealand company through a majority owned subsidiary. In 1994 the company's investing activities generally were limited to utility capital additions and gas reserve acquisitions.

     Cash provided from and used in financing activities fluctuate as opportunities arise to purchase businesses and as long-term interest rates change. During the second quarter of 1995, the company issued $100 million of senior notes at 6.375 percent and $100 million of 8.875 percent monthly income preferred securities (through a special purpose subsidiary). The proceeds from the issuances were used to reduce short-term debt.

     The company has two revolving credit agreements (Agreements) with a consortium of banks aggregating $400 million. The Agreements support the company's commercial paper program and provide for additional short-term borrowing capacity. As of June 30, 1995, the company had $75.0 million in outstanding borrowings under the Agreements. The company had no borrowings under the Agreements at December 31, 1994. In addition to the Agreements, the company has arrangements with financial institutions to sell, on a continuing basis, up to $205 million of eligible accounts receivable on a limited recourse basis. The amount of accounts receivable sold under these agreements generally fluctuates with the level of the company's accounts receivable balance.

     As of June 30, 1995 and December 31, 1994, the company's cash balance contained $60.1 million and $57.0 million, respectively, of foreign denominated currency.

RESULTS OF OPERATIONS

ELECTRIC OPERATIONS

THE COMPANY'S ELECTRIC SEGMENT INCLUDES THE ELECTRIC OPERATIONS OF MISSOURI PUBLIC SERVICE, WEST KOOTENAY POWER, WESTPLAINS ENERGY, AND WEST VIRGINIA POWER.



                                 Three Months Ended    Six Months Ended  Twelve Months Ended
                                       June  30,          June  30,            June 30,
----------------------------------------------------------------------------------------------
Dollars in Millions                 1995      1994      1995      1994      1995      1994
----------------------------------------------------------------------------------------------
Revenues                          $132.9    $137.1    $262.8    $267.9    $551.9    $557.6

----------------------------------------------------------------------------------------------
Expenses:
 Fuel and purchased power           43.0      45.7      89.9      93.7     186.9     193.3
 Other operating                    26.7      26.5      51.4      49.5     103.8     102.0
 Maintenance                         9.7      10.5      18.8      19.8      37.8      41.5
 Depreciation and amortization      13.0      12.3      26.0      24.6      51.3      48.7
 Taxes other than income            11.4      12.3      23.4      24.5      49.3      50.2

----------------------------------------------------------------------------------------------
Total expenses                     103.8     107.3     209.5     212.1     429.1     435.7

----------------------------------------------------------------------------------------------
Income from operations            $ 29.1    $ 29.8      53.3      55.8    $122.8    $121.9

----------------------------------------------------------------------------------------------

     Income from operations for each of the 1995 periods presented above was about the same compared to 1994. Customer growth and cost reductions offset or substantially offset unfavorable weather patterns experienced in each 1995 period compared to 1994.

     For all periods presented, milder weather patterns adversely affected 1995 gross margins (revenue minus fuel costs) compared to 1994. Unfavorable weather reduced the company's gross margins generated from its Missouri, Kansas and Colorado operations (approximately 75 percent of total electric operations) by $4.2 million, $5.3 million and $8.5 million for the three-, six- and twelve-month periods ended June 30, 1995 compared to the same periods in 1994. Increased numbers of customers in those same service areas offset or substantially offset unfavorable weather patterns by increasing gross margins by $1.9 million, $5.4 million and $12.7 million for the three, six and twelve months ended June 30, 1995 compared with 1994.

     Operating and maintenance expenses were reduced due to cost reductions in tree trimming and other maintenance areas. Partially offsetting these reductions were increased employee and related payroll and benefit expenses.

GAS OPERATIONS

THE COMPANY'S GAS SEGMENT INCLUDES GAS OPERATIONS OF KANSAS PUBLIC SERVICE, MICHIGAN GAS UTILITIES, MISSOURI PUBLIC SERVICE, PEOPLES NATURAL GAS, NORTHERN MINNESOTA UTILITIES AND WEST VIRGINIA POWER.





                                 Three Months Ended    Six Months Ended  Twelve Months Ended
                                       June  30,           June  30,           June 30,
----------------------------------------------------------------------------------------------
Dollars in Millions                 1995      1994      1995      1994      1995      1994
----------------------------------------------------------------------------------------------
Revenues                          $101.3     $96.9    $347.3    $381.2    $584.7    $671.0

----------------------------------------------------------------------------------------------
Expenses:
  Gas purchased for resale          51.4      53.9     203.1     246.2     338.0     428.2
  Other operating                   32.9      28.8      64.4      56.3     121.8     114.9
  Maintenance                        2.5       2.2       4.7       4.4       9.1       8.4
  Depreciation & amortization        8.8       7.5      17.4      14.9      32.6      28.4
  Taxes, other than income           6.0       5.6      13.0      12.2      23.9      22.8

----------------------------------------------------------------------------------------------
Total expenses                     101.6      98.0     302.6     334.0     525.4     602.7

----------------------------------------------------------------------------------------------
Income (loss) from operations
                                $   (.3)   $ (1.1)   $  44.7   $  47.2     $59.3    $ 68.3

----------------------------------------------------------------------------------------------


     Income from operations for the three months ended June 30, 1995 was $.8 million higher primarily due to the acquisition of a distribution system in Kansas and a pipeline and distribution system in Missouri. Income from operations for the six months ended June 30, 1995 compared to the same period in 1994 was $2.5 million lower due to mild winter weather in January and February. Heating degree days, a temperature benchmark, were 16 percent lower through February compared to the same period in 1994. Income from operations for the twelve months ended June 30, 1995 are $9.0 million lower than in 1994 due primarily to changes in weather patterns discussed previously.

     Operating and maintenance expenses increased for the three-, six- and twelve-month periods ended June 30, 1995 compared to 1994 due to the acquisition of a distribution system in Kansas and a pipeline and distribution system in Missouri. Marketing and sales expenses have increased for the reasons discussed in the Overview section.

ENERGY RELATED BUSINESSES

THE ENERGY RELATED BUSINESSES SEGMENT INCLUDES THE CONSOLIDATED OPERATIONS OF THE COMPANY'S AQUILA ENERGY SUBSIDIARY. AQUILA IS INVOLVED IN THE GATHERING, PROCESSING AND MARKETING OF NATURAL GAS, ACQUISITION AND PRODUCTION OF GAS AND OIL RESERVES AND EXTRACTION AND SALE OF NATURAL GAS LIQUIDS.




                                    Three Months Ended    Six Months Ended  Twelve Months Ended
                                           June  30,           June  30,           June 30,
--------------------------------------------------------------------------------------------------
Dollars in Millions                      1995     1994      1995     1994     1995      1994
--------------------------------------------------------------------------------------------------
Revenues                                $94.3    $77.6    $182.2   $159.9   $361.3    $341.7

--------------------------------------------------------------------------------------------------
Expenses:
 Gas purchases                           50.8     35.8      94.0     78.9    181.7     175.9
 Other operating                         18.1     19.3      34.8     33.8     68.7      65.5
 Maintenance                               .7       .9       1.0      1.3      1.4       2.7
 Depreciation, depletion & amortization  14.4     15.6      29.0     30.5     58.1      60.5
 Restructuring charge                       -        -         -        -        -      69.8

--------------------------------------------------------------------------------------------------
Total expenses                           84.0     71.6     158.8    144.5    309.9     374.4

--------------------------------------------------------------------------------------------------
Income (loss) from operations           $10.3    $ 6.0    $ 23.4   $ 15.4   $ 51.4   $(32.7)

--------------------------------------------------------------------------------------------------


     Income from operations for the three-, six- and twelve-month periods ended June 30, 1995, increased $4.3 million, $8.0 million and $14.3 million (pre-restructuring charge) over the prior periods. Income from operations for 1995 was positively affected by increased gas throughput on the company's pipelines, increased natural gas liquids (NGL) prices and a lower depreciation, depletion and amortization rate due to additional reserve acquisitions. Natural gas throughput increased 40 percent, 37 percent and 20 percent for the three-, six- and twelve-month periods ended June 30, 1995, compared to the same periods in 1994. The increase in throughput is primarily due to greater volumes on the Southeast Texas pipeline system, Aquila's largest system, which increased income by $3.2 million, $5.4 million and $8.9 million, respectively. NGL prices increased 7 percent, 11 percent and 7 percent in the 1995 periods compared to 1994, resulting in an increase in NGL related income of $.6 million, $2.3 million and $.7 million in 1995.

OTHER INCOME AND EXPENSE

     Other income and expense includes several of the company's non-regulated businesses including UtilCo Group and foreign investments. Interest expense and minority interest is also included in this caption. For the quarter ended June 30, 1995, the company's subsidiaries and investments in the United Kingdom lost $.3 million compared to net income of $1.5 million in 1994. This decline is due primarily to volatile gas prices that resulted in reduced margins.

     Net income from UtilCo Group decreased $.3 million or 14 percent and $1.0 million or 36 percent for the three and six months ended June 30, 1995, respectively, compared to the same periods in 1994. Unusually heavy rains resulted in excess hydro power availability reducing power demand from a power project. In addition, reduced project performance related to disputed curtailment issues adversely affected 1995 results compared to 1994. In May 1995, UtilCo Group acquired an ownership interest in a cogeneration facility in Alabama for $59 million. The cogeneration project sells all of its output to a pulp and paper plant.

     Net income from UtilCo Group increased $1.2 million or 29 percent for the twelve months ended June 30, 1995, compared to 1994 due to more output sold from its projects, partially offset by unusual weather discussed in the three- and six-month periods above.

     Interest expense increased $7.9 million, $13.8 million and $16.8 million for the three, six and twelve months ended June 30, 1995 compared to the same periods in 1994. The increases were due to the issuances of $300 million of long-term debt and monthly income preferred securities over the last 8 months, $200 million of which was issued in May 1995. Short-term debt balances were consistently higher in each of the 1995 periods than in 1994 due primarily to acquisitions completed.

                                     PART II

                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  List of Exhibits

4 Seventh Supplemental Indenture, dated as of June 1, 1995, between the company and First National Bank of Chicago, Trustee

11   Statement regarding Computation of Per Share Earnings

27   Financial Data Schedule - For the Three months Ended June 30, 1995

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the three month period ended June 30, 1995.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                   UtiliCorp United Inc.
                                           ------------------------------------
                                                        (Registrant)




August 14, 1995                                      /S/ Richard C. Green, Jr.
                                           -------------------------------------
                                                       Richard C. Green, Jr.
                                             Chairman of the Board, President
                                                  (Chief Executive Officer)





August 14, 1995                                             /S/ James S. Brook
                                                  ------------------------------

                                                            James S. Brook
                                                            Vice President
                                                  (Principal Accounting Officer)