Form 10-Q
period 1995-09-30
UTILICORP UNITED INC
filed 1995-11-13
CIK 66960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                               ------------------
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________
Commission file number 1-3562
                       ------


























                              UTILICORP UNITED INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

















            DELAWARE                                         44-0541877
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)










       3000 Commerce Tower, 911 Main, Kansas City, Missouri       64105
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
          Yes   X      No
              -----       -----



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at November 8, 1995
---------------------------                     -------------------------------
Common Stock, $1 par value                                  45,756,203

                          PART I  FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

       Information regarding the condensed consolidated financial statements is set forth on pages 3 through 13.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Management's discussion and analysis of financial condition and results of operations can be found on pages 14 through 19.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS



       None.

ITEM 2. CHANGES IN SECURITIES


       None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES



       None.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

       None.


ITEM 5. OTHER INFORMATION

       None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       Exhibits and reports on Form 8-K can be found on page 20.

Part 1--Financial Information
Item 1--Financial Statements

                              UTILICORP UNITED INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)



                                                            Three Months Ended
                                                               September 30,
--------------------------------------------------------------------------------
IN MILLIONS, EXCEPT PER SHARE                              1995         1994
--------------------------------------------------------------------------------
REVENUES:
      Electric operations                             $     179.5  $     162.0
      Gas operations                                         67.2         66.6
      Energy related businesses                              94.8         86.5
--------------------------------------------------------------------------------
TOTAL REVENUES                                              341.5        315.1
--------------------------------------------------------------------------------
EXPENSES:
      Fuel used for generation                               25.2         23.3
      Power purchased                                        30.1         27.0
      Gas purchased for resale                               76.9         76.2
      Other operating                                        80.2         72.2
      Maintenance                                            10.6         12.6
      Depreciation, depletion and amortization               37.6         35.6
      Taxes, other than income taxes                         21.3         19.8
--------------------------------------------------------------------------------
TOTAL EXPENSES                                              281.9        266.7
--------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                       59.6         48.4
--------------------------------------------------------------------------------
OTHER (INCOME) AND EXPENSE:
     Long-term debt                                          28.5         21.9
     Short-term debt and other interest                       5.2          3.9
     Minority interests                                        .8           .7
     Other income, net                                       (4.6)         (.9)
--------------------------------------------------------------------------------
TOTAL OTHER (INCOME) AND EXPENSE                             29.9         25.6
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                   29.7         22.8
INCOME TAXES                                                 12.7          8.3
--------------------------------------------------------------------------------
NET INCOME                                                   17.0         14.5
PREFERENCE DIVIDENDS                                           .5           .5
--------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR COMMON SHARES                  $      16.5  $      14.0
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
      Primary                                               45.17        44.82
      Fully diluted                                         45.52        45.37
--------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE:
      Primary                                         $       .36  $       .31
      Fully diluted                                           .36          .31
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
CASH DIVIDENDS PER COMMON SHARE                       $       .43  $       .43
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                              UTILICORP UNITED INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                          Nine Months Ended
                                                            September 30,
-------------------------------------------------------------------------------
IN MILLIONS, EXCEPT PER SHARE                             1995         1994
-------------------------------------------------------------------------------
REVENUES:
      Electric operations                            $     442.3  $     429.9
      Gas operations                                       414.3        447.8
      Energy related businesses                            277.1        246.3
-------------------------------------------------------------------------------
TOTAL REVENUES                                           1,133.7      1,124.0
-------------------------------------------------------------------------------
EXPENSES:
      Fuel used for generation                              58.7         60.3
      Power purchased                                       86.6         83.7
      Gas purchased for resale                             373.9        401.3
      Other operating                                      230.7        211.8
      Maintenance                                           35.2         38.1
      Depreciation and amortization                        110.0        105.6
      Taxes, other than income taxes                        57.6         56.5
-------------------------------------------------------------------------------
TOTAL EXPENSES                                             952.7        957.3
-------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                     181.0        166.7
-------------------------------------------------------------------------------
OTHER (INCOME) AND EXPENSE:
      Long-term debt                                        77.7         65.9
      Short-term debt and other interest                    19.2          9.4
      Minority interests                                     2.2          2.1
      Other income, net                                    (12.0)        (7.8)
-------------------------------------------------------------------------------
TOTAL OTHER (INCOME) AND EXPENSE                            87.1         69.6
-------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                  93.9         97.1
INCOME TAXES                                                37.5         36.3
-------------------------------------------------------------------------------
NET INCOME                                                  56.4         60.8
PREFERENCE DIVIDENDS                                         1.5          2.9
-------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR COMMON SHARES                 $      54.9  $      57.9
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
      Primary                                              44.93        43.83
      Fully diluted                                        45.35        44.39
-------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE:
      Primary                                        $      1.22  $      1.32
      Fully diluted                                         1.22         1.31
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
CASH DIVIDENDS PER COMMON SHARE                      $      1.29  $      1.27
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                              UTILICORP UNITED INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                           Twelve Months Ended
                                                              September 30,
---------------------------------------------------------------------------------
IN MILLIONS, EXCEPT PER SHARE                               1995         1994
---------------------------------------------------------------------------------
REVENUES:
      Electric operations                              $     569.4  $     559.4
      Gas operations                                         585.1        658.3
      Energy related businesses                              369.8        337.6
---------------------------------------------------------------------------------
TOTAL REVENUES                                             1,524.3      1,555.3
---------------------------------------------------------------------------------
EXPENSES:
      Fuel used for generation                                75.8         79.9
      Power purchased                                        116.2        112.2
      Gas purchased for resale                               520.3        584.7
      Other operating                                        302.2        287.0
      Maintenance                                             46.3         52.5
      Depreciation, depletion and amortization               144.1        138.3
      Taxes, other than income taxes                          74.7         74.0
      Restructuring charge                                      -          69.8
---------------------------------------------------------------------------------
TOTAL EXPENSES                                             1,279.6      1,398.4
---------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                       244.7        156.9
---------------------------------------------------------------------------------
OTHER (INCOME) AND EXPENSE:
      Long-term debt                                         100.9         88.5
      Short-term debt and other interest                      23.1         12.8
      Gain on sale of subsidiary stock                         -          (47.8)
      Minority interests                                       3.0          2.4
      Other income, net                                      (22.7)       (19.0)
---------------------------------------------------------------------------------
TOTAL OTHER (INCOME) AND EXPENSE                             104.3         36.9
---------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                   140.4        120.0
INCOME TAXES                                                  50.4         25.9
---------------------------------------------------------------------------------
NET INCOME                                                    90.0         94.1
PREFERENCE DIVIDENDS                                           1.6          4.3
---------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR COMMON SHARES                   $      88.4  $      89.8
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
      Primary                                                45.16        43.36
      Fully diluted                                          45.60        45.31
---------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE:
      Primary                                          $      1.96  $      2.07
      Fully diluted                                           1.94         2.04
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------
CASH DIVIDENDS PER COMMON SHARE                        $      1.72  $      1.69
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements.

                              UTILICORP UNITED INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                   September 30,    December 31,
--------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                    1995            1994
--------------------------------------------------------------------------------
                                                    (unaudited)
ASSETS
UTILITY PLANT IN SERVICE:
   Electric                                       $     1,610.3  $     1,578.7
   Gas                                                  1,050.5          954.6
--------------------------------------------------------------------------------
                                                        2,660.8        2,533.3
   Less-accumulated depreciation                          992.8          923.0
--------------------------------------------------------------------------------
Net utility plant in service                            1,668.0        1,610.3
Construction work in progress                              64.5           23.3
--------------------------------------------------------------------------------
TOTAL UTILITY PLANT, NET                                1,732.5        1,633.6
--------------------------------------------------------------------------------
Non-Regulated Property, Net:
   Energy related                                         425.9          544.5
   Non-regulated generating assets and other              574.2          236.8
--------------------------------------------------------------------------------
TOTAL NON-REGULATED PROPERTY                            1,000.1          781.3
--------------------------------------------------------------------------------
Current Assets:
   Cash and cash equivalents                              156.6           67.2
   Funds on deposit                                        35.0           44.8
   Accounts receivable, net                               172.4          144.1
   Accrued utility revenues                                43.2           71.5
   Fuel inventory, at average cost                         71.7           95.0
   Materials and supplies, at average cost                 40.2           39.3
   Prepayments and other                                   38.9           51.9
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                      558.0          513.8
--------------------------------------------------------------------------------
DEFERRED CHARGES                                          193.0          182.4
--------------------------------------------------------------------------------
TOTAL ASSETS                                      $     3,483.6  $     3,111.1
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common shareholders' equity                    $       937.0  $       906.8
   Preference and preferred stock                          25.4           25.4
   Company-obligated mandatorily redeemable
     preferred securities of partnership                  100.0              -
   Long-term debt, net                                  1,236.3          976.9
--------------------------------------------------------------------------------
TOTAL CAPITALIZATION                                    2,298.7        1,909.1
--------------------------------------------------------------------------------
MINORITY INTERESTS                                         30.5           28.4
--------------------------------------------------------------------------------
CURRENT LIABILITIES:
   Current maturities of long-term debt                   133.9          138.8
   Short-term debt                                        168.6          182.4
   Accounts payable                                       327.6          340.3
   Accrued taxes                                           42.0           21.0
   Accrued interest                                        32.0           22.1
   Other                                                   79.8           89.0
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                 783.9          793.6
--------------------------------------------------------------------------------
DEFERRED CREDITS AND LIABILITIES:
   Deferred income tax liabilities                        279.8          279.4
   Investment tax credits                                  20.1           21.0
   Other                                                   70.6           79.6
--------------------------------------------------------------------------------
TOTAL DEFERRED CREDITS AND LIABILITIES                    370.5          380.0
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES              $     3,483.6  $     3,111.1
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------




See accompanying notes to condensed consolidated financial statements.

                              UTILICORP UNITED INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                           September 30,   December 31,
-----------------------------------------------------------------------------------------
DOLLARS IN MILLIONS EXCEPT PER SHARE                           1995            1994
-----------------------------------------------------------------------------------------
                                                           (unaudited)
COMMON SHAREHOLDERS' EQUITY:
  Common stock, par value $1 per share, authorized
    100,000,000 shares, outstanding 45,631,675 shares
    (44,827,135 at December 31, 1994)                      $      45.6     $      44.8
  Premium on capital stock                                       793.3           774.2
  Retained earnings                                              102.9           107.0
  Treasury stock, at cost, 227,587 shares
    at December 31, 1994                                           -              (6.6)
  Currency translation adjustment                                 (4.8)          (12.6)
-----------------------------------------------------------------------------------------
TOTAL COMMON SHAREHOLDERS' EQUITY                                937.0           906.8
-----------------------------------------------------------------------------------------
PREFERENCE STOCK, NOT MANDATORILY REDEEMABLE,
  $2.05 SERIES, WITHOUT PAR VALUE, AUTHORIZED
  10,000,000 SHARES, OUTSTANDING 1,000,000 SHARES                 25.0            25.0
-----------------------------------------------------------------------------------------
PREFERRED STOCK OF SUBSIDIARY, RETRACTABLE                          .4              .4
-----------------------------------------------------------------------------------------
COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
  SECURITIES OF PARTNERSHIP                                      100.0              -
-----------------------------------------------------------------------------------------
LONG-TERM DEBT, NET                                            1,236.3           976.9
-----------------------------------------------------------------------------------------
TOTAL CAPITALIZATION                                       $   2,298.7     $   1,909.1
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

                              UTILICORP UNITED INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                           Three Months Ended
                                                              September 30,
---------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                         1995         1994
---------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $      17.0  $      14.5
  Adjustments to reconcile net income to net
    cash provided from operating activities:
    Depreciation, depletion and amortization                  38.2         38.8
    Deferred taxes and investment tax credits                (14.0)        11.3
    Changes in certain current assets and liabilities,
      net of effects of acquisition:
      Accounts receivable and accrued revenues               (50.2)        50.6
      Accounts receivable sold                                15.9        (13.6)
      Fuel and materials                                     (13.2)       (26.2)
      Accounts payable                                        41.3        (49.2)
      Accrued taxes                                           37.3         17.3
      Other                                                   23.3         (5.9)
    Changes in other assets and liabilities, net              20.0          7.9
---------------------------------------------------------------------------------
CASH (USED FOR) PROVIDED FROM OPERATING ACTIVITIES           115.6         45.5
---------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                                 (34.0)       (33.2)
  Purchase of utility operations                               -          (21.7)
  Investments in international businesses                   (245.4)         -
  Investments in non-regulated generating assets               -           (8.3)
  Investments in energy related properties                   (62.5)       (20.7)
  Proceeds on sale of oil and gas properties                 204.5          -
  Other                                                        6.5        (16.7)
---------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                          (130.9)      (100.6)
---------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                     7.6          1.9
  Issuance of long-term debt                                 161.8          3.4
  Short-term borrowings (repayments), net                    (39.4)        72.4
  Cash dividends paid                                        (20.7)       (19.8)
---------------------------------------------------------------------------------
CASH PROVIDED FROM FINANCING ACTIVITIES                      109.3        57.9
---------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents              94.0          2.8
Cash and cash equivalents at beginning of period              62.6         80.6
---------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $     156.6  $      83.4
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for -
    Interest, net of amount capitalized                $      25.1  $      18.9
    Income taxes                                                .5          4.2
---------------------------------------------------------------------------------
Liabilities Assumed In Acquisition -
  Fair value of assets acquired                        $     245.4  $      23.0
  Cash paid for acquisition                                  245.4          21.7
  Liabilities assumed                                          -            1.3
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                           UTILICORP UNITED INC.
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (unaudited)


                                                              Nine Months Ended
                                                                September 30,
----------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                           1995        1994
----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $     56.4  $     60.8
   Adjustments to reconcile net income to net
      cash provided from operating activities:
      Depreciation, depletion and amortization                 111.6       115.8
      Deferred taxes and investment tax credits                  (.5)       13.8
      Changes in certain current assets and liabilities:
         Accounts receivable and accrued revenues               (9.4)      133.8
         Accounts receivable sold                                9.3       (17.0)
         Fuel and materials                                     22.5       (18.0)
         Accounts payable                                      (12.7)     (130.4)
         Accrued taxes                                          20.9        30.3
         Other                                                  13.8         9.1
     Changes in other assets and liabilities, net               11.5       (17.2)
----------------------------------------------------------------------------------
CASH PROVIDED FROM OPERATING ACTIVITIES                        223.4       181.0
----------------------------------------------------------------------------------
CASH FLOWS FROM INVESTMENT ACTIVITIES:
   Additions to utility plant                                  (84.4)      (84.4)
   Purchase of utility operations and other businesses        (100.9)      (21.7)
   Investments in international businesses                    (288.6)        -
   Investment in non-regulated generating assets               (59.0)       (9.0)
   Investments in energy related properties                   (121.9)      (59.9)
   Proceeds on sale of oil and gas properties                  204.5         -
   Other                                                         9.3       (33.4)
----------------------------------------------------------------------------------
CASH USED FOR INVESTMENT ACTIVITIES                           (441.0)     (208.4)
----------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                     20.0         2.3
   Treasury stock sold                                           6.6         -
   Retirement of preference stock                                  -         (.9)
   Issuance of Company-obligated mandatorily redeemable
      preferred securities of partnership                      100.0         -
   Issuance of long-term debt                                  265.9         9.3
   Retirement of long-term debt                                (11.3)       (9.6)
   Short-term borrowings (repayments), net                     (13.8)      112.5
   Cash dividends paid                                         (60.4)      (58.7)
----------------------------------------------------------------------------------
CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES             307.0        54.9
----------------------------------------------------------------------------------
Increase in cash and cash equivalents                           89.4        27.5
Cash and cash equivalents at beginning of period                67.2        55.9
----------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    156.6  $     83.4
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for-
      Interest, net of amount capitalized                 $     87.0  $     65.1
      Income taxes                                               7.9         8.9
----------------------------------------------------------------------------------
Liabilities Assumed In Acquisition -
   Fair value of assets acquired                          $    359.4  $     23.0
   Cash paid for acquisition                                   346.3        21.7
   Liabilities assumed                                          13.1         1.3
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                              UTILICORP UNITED INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)


                                                             Twelve Months Ended
                                                                 September 30,
------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                          1995           1994
------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $   90.0       $   94.1
   Adjustments to reconcile net income to net
      cash provided from operating activities:
      Depreciation, depletion and amortization                142.9          150.6
      Gain on sale of subsidiary stock                          -            (47.8)
      Restructuring charge                                      -             69.8
      Deferred taxes and investment tax credits                51.1          (24.3)
      Changes in certain current assets and liabilities,
         net of effects of acquisition and restructuring:
         Accounts receivable and accrued revenues            (102.6)          61.5
         Accounts receivable sold                               4.8           (8.1)
         Fuel and materials                                     7.9          (20.7)
         Accounts payable                                      65.5          (39.7)
         Accrued taxes                                        (16.7)          32.9
         Other                                                 23.1           13.9
     Changes in other assets and liabilities, net              10.3           (6.8)
------------------------------------------------------------------------------------
CASH PROVIDED FROM OPERATING ACTIVITIES                       276.3          275.4
------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to utility plant                                (132.0)        (141.8)
   Purchase of utility and other businesses                  (107.4)         (26.7)
   Investments in international businesses                   (288.6)           -
   Investments in non-regulated generating assets             (72.2)         (18.5)
   Investments in energy related properties                  (175.6)         (93.5)
   Sale of subsidiary stock                                     -             74.6
   Proceeds on sale of oil and gas properties                 204.5            -
   Other                                                      (12.2)         (29.4)
------------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                           (583.5)        (235.3)
------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                    20.5            5.9
   Issuance of Company-obligated mandatorily redeemable
      preferred securities of partnership                     100.0            -
   Retirement of preference stock                              (5.9)          (9.9)
   Issuance of long-term debt                                 360.7           22.1
   Retirement of long-term debt                                (1.7)          (8.3)
   Short-term borrowings (repayments), net                    (13.9)          81.3
   Cash dividends paid                                        (79.3)         (78.2)
------------------------------------------------------------------------------------
CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES            380.4           12.9
------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               73.2           53.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               83.4           30.4
------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  156.6       $   83.4
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for-
   Interest, net of amount capitalized                     $  117.8       $  100.6
   Income taxes                                                10.4           20.5

------------------------------------------------------------------------------------
Liabilities Assumed In Acquisitions -
   Fair value of assets acquired                           $  372.3       $   28.0
   Cash paid for acquisitions                                 352.8           26.7
   Liabilities assumed                                         19.5            1.3
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------




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

(3) On September 6, 1995, Power Partnership Limited (PPL), of which the company owns 49.9 percent, acquired United Energy Limited (UE), an Australian electric distribution utility, from the State of Victoria. As part of the acquisition the company paid approximately $245 million for its 49.9 percent ownership interest. The company will manage the operations of UE on behalf of PPL and will receive a management fee that consists of a base amount (costs incurred by the company plus $1.0 million (Australian), indexed to the consumer price index) and a variable amount based on financial performance of UE. The management agreement has a duration of 10 years beginning from date of closing.

     The company financed its $245 million ownership interest primarily through two Australian-dollar-based revolving credit facilities. Approximately
$169.5 million was financed through a five-year facility and approximately $56.5 million was financed through a six-month facility. During September the average interest rate was 7.95 percent and floats with periodic changes in Australian bank bill rate. The total amount of the revolving credit facilities are $225 million (Australian) and $150 million (Australian) for the five-year and six-month debt facilities, respectively. As part of the company's risk management plan, the company entered into an interest rate swap arrangement to exchange its floating rates for fixed with a financial institution. Under the interest rate swap, the company agrees to exchange, at specific intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount.

     The acquisition was recorded as a purchase and will be accounted for using the equity method of accounting. The equity investment is included in Non-regulated generating assets and other on the condensed consolidated balance sheet. Pro forma unaudited results of operations for UtiliCorp United Inc., assuming the acquisition had occurred at the beginning of the period, are shown below. For the 1994 period, the pro forma includes UE's nine-month 1995 results. UE commenced operations on July 1, 1994 and the 1995 amounts represent the most comparable figures for the pro forma table.


                                    Nine Months Ended        Nine Months Ended
                                    September 30, 1995       September 30, 1994
                                    ------------------       ------------------
Revenues                                 $1,133.7                 $1,124.0
Income from operations                      181.0                    166.7
Net income                                   58.3                     62.7
Earnings available for common
shares                                       56.8                     59.8
Primary earnings per share                   1.26                     1.36
Fully diluted earnings per share             1.26                     1.35


(4) On September 27, 1995, the company sold assets of Aquila Energy Resources Corporation, a wholly-owned subsidiary of Aquila Energy Corporation, to Apache Corporation for approximately $205 million in cash. The assets sold consist of substantially all of the company's oil and gas reserves.

(5) On September 13, 1995, the company and Novell, Inc., announced formation of a partnership to jointly develop certain technologies and products to better manage energy consumption in home and business environments. Under the terms of this alliance the company and Novell, Inc., will co-develop, co-own and jointly market applications that allow customers to optimize their use of energy on a 24 hour, real-time basis. In October an initial cash payment was made by the company to Novell, Inc., for related license rights. Products are expected to become commercially available during 1996 through a combined
Novell, Inc., and UtiliCorp United EnergyOne-SM- branding program. The two companies also announced the founding of the Smart Energy Network Alliance, an open industry consortium that will provide leadership in defining the standards for future energy programs, network management and other smart energy network solutions.

(6) On June 5, 1995, the company issued $100 million of 6.375 percent senior notes due in 2005. Net proceeds of $99.3 million were used to reduce short-term debt. This debt is the initial securities issued under a $200 million shelf registration of debt securities.

(7) On June 5, 1995, UtiliCorp Capital L.P., a limited partnership of which the company is the general partner, issued 4,000,000 shares of 8.875 percent Cumulative Monthly Income Preferred Securities, Series A, for $100 million. The limited partnership interests represented by the preferred securities are redeemable at the option of UtiliCorp Capital, after June 12, 2000, at $25 per preferred security plus accrued interest and unpaid dividends. Holders of the securities are entitled to receive dividends at an annual rate of 8.875 percent of the liquidation preference value of $25. Dividends are payable monthly, and in substance are tax deductible by the company. The securities are shown as Company-obligated mandatorily redeemable preferred securities of a partnership on the consolidated balance sheet. The net proceeds were used to reduce short-term debt.

(8) On May 22, 1995, the company purchased a 50 percent ownership interest for $59 million in cash in a partnership that owns and operates a chemical recovery and cogeneration facility at the James River Corporation's pulp and paper mill in Alabama.

(9) In June 1995, the company was named a Potentially Responsible Party (PRP) at a site where the company legally disposed of automotive waste. The company expects to enter into a deminimis settlement with the Environmental Protection Agency (EPA). The company estimates its liability is less than $.1 million. The EPA also indicated that the company is a PRP at a site where the company legally disposed of PCB, a chemical sometimes used in electric transformers. The company is one of 1,440 other named parties at this site. The company estimates its liability is less than $.3 million.

(10) The company is in the process of evaluating the carrying value of certain long-lived assets based on the requirements of Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,"(SFAS 121). In the fourth quarter of 1995, the company plans to elect early adoption of SFAS 121, which standardizes when and how long-lived assets are reviewed for possible impairment. The company anticipates that it will record a non-cash charge of approximately $19 million related to investments in an independent power project, gas gathering systems and gas processing plants.

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

OVERVIEW


EMERGING TRENDS

EARNINGS OUTLOOK

     On October 25, 1995, the company announced third quarter earnings and that it anticipates recording a non-cash charge (discussed below). As part of the public earnings release, the company disclosed that its full year earnings for 1995 would be below the 4 to 6 percent earnings growth target set at the beginning of the year, excluding any effects of the non-cash charge discussed below. Increased interest expense related to recent acquisition opportunities and infrastructure costs associated with the EnergyOne-SM- brand launch are the primary factors that contributed to the revised earnings outlook.

IMPAIRMENT OF LONG-LIVED ASSETS

     The company is in the process of evaluating the carrying value of certain long-lived assets based on the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, "(SFAS 121). In the fourth quarter of 1995, the company plans to elect early adoption of SFAS 121, which standardizes when and how long-lived assets are reviewed for possible impairment. The company anticipates that it will record a non-cash charge of approximately $19 million related to investments in an independent power project, gas gathering systems and gas processing plants.

SALE OF OIL AND GAS PRODUCTION PROPERTIES

     On September 27, 1995, the company sold assets of Aquila Energy Resources Corporation, a wholly-owned subsidiary of Aquila Energy Corporation, for $205 million. The assets include the oil and natural gas reserves in the Gulf of Mexico, Texas, Oklahoma, Louisiana and New Mexico and approximately 141,000 net acres of developed and undeveloped oil and gas properties. With this sale, the company has sold substantially all of its oil and gas reserves.

PURCHASE OF UNITED ENERGY

     On September 6, 1995, Power Partnership Limited, of which the company owns
49.9 percent, acquired United Energy Limited, an Australian electric distribution utility, from the State of Victoria. United Energy had assets of approximately $707 million at June 30, 1995 and revenues of approximately $527 million for the year ended June 30, 1995. United Energy's service territory includes part of metropolitan Melbourne, Victoria and has approximately 520,000 customers. The company paid $245 million in cash for its 49.9 percent ownership interest. The company's cash contribution was primarily borrowed from a group of Australian-based banks payable in Australian dollars. This transaction is structured through a series of wholly-owned U.S. and Australian companies.

     The company will manage the operations of United Energy on behalf of Power Partnership Limited and will receive a management fee that consists of a base amount (costs incurred by the company plus $1 million (Australian), indexed to the consumer price index) and a variable amount based on financial performance of United Energy. The management agreement has a duration of 10 years beginning from date of closing.

     The company recorded its ownership interest in United Energy on the equity method with equity earnings reflected in other income and its investment balance reflected in non-regulated generating assets and other.

REQUEST FOR RATE RELIEF

     On October 31, 1995, the company's Michigan gas division (Michigan Gas Utilities (MGU)) filed a request with the Michigan Public Service Commission to approve a $10.5 million rate request. MGU services 135,500 customers in Michigan. MGU's rate request is the first request for a rate increase in five years.

     August 1, 1995, the company's Peoples Natural Gas division (PNG) filed a rate request in the State of Nebraska for $5.2 million. The new rates are effective on an interim basis on October 30, 1995.

ORGANIZATION REALIGNMENT AND BRAND LAUNCH

     In late 1994, the company announced its plans to become the nation's first national utility and initiated several programs to reach that goal. For marketing to carry out its plans, the company introduced a unifying brand name, EnergyOne-SM-, for marketing its products and services. Consistent with this strategic objective, the company also realigned its businesses into four groups:
Energy Delivery, Power Services, Energy Resources and Marketing Services.

     As part of the EnergyOne brand launch, the company has spent approximately $6.5 million in building the infrastructure and sales organization to support EnergyOne products and services. The company anticipates that it will spend another $2.7 million for marketing and sales startup activities in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended September 30, 1995, cash provided from operations was $115.6 million, or $70.1 million higher than the same period in 1994. Changes in cash flow from operations relate to many different business factors, such as timing of invoice payments, accounts receivable collections and selling accounts receivable through the sales program. Cash from operating activities for the nine- and twelve-month periods in 1995 compared to 1994 are higher due to the business factors discussed above.

     Cash used for investing activities consisted primarily of purchases of utility and other businesses, investments in generating assets and investments in gas and oil reserves. Cash used for investing activities for the three-, nine- and twelve-month periods ended September 30, 1995, increased over the comparable 1994 periods. These increases are due to the acquisition of various businesses. In the 1995 periods, the company acquired the following businesses:


     DESCRIPTION                             DATE                 AMOUNT
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Intrastate pipeline and
distribution assets                January, 1995               $78 million
--------------------------------------------------------------------------------
Gas marketing company              January, 1995                $7 million
--------------------------------------------------------------------------------
Gas processing and gas
marketing company                  January, 1995                $16 million
--------------------------------------------------------------------------------
Independent power project          May, 1995                    $59 million
--------------------------------------------------------------------------------
Investments in New Zealand         Various times, primarily
electric distribution companies    during second quarter        $43 million
--------------------------------------------------------------------------------
Investment in United Energy        September, 1995             $245 million
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     In 1994 the company's investing activities were generally limited to utility capital additions and gas reserve acquisitions, except for the acquisition of a gas distribution system for $23 million in September 1994.

     Cash provided from and used in financing activities fluctuate as opportunities arise to purchase businesses and as long-term interest rates change. In connection with the purchase of the company's ownership interest in United Energy, the company borrowed a total of approximately $226 million of Australian dollar denominated debt from new 5-year and 6-month revolving credit facilities. The average interest rate is 7.95 percent floating with periodic changes in Australian bank bill rate. The company has entered into an interest rate swap arrangement to exchange its floating rates for fixed with a financial institution. Under interest rate swaps, the company agrees to exchange, at specific intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount.

     During the second quarter of 1995, the company issued $100 million of senior notes at 6.375 percent and $100 million of 8.875 percent monthly income preferred securities (through a special purpose subsidiary). The proceeds from the issuances were used to reduce short-term debt.

     The company has two domestic revolving credit agreements (Agreements) with a consortium of banks aggregating $400 million. The Agreements support the company's commercial paper program and provide for additional short-term borrowing capacity. The company had no borrowings under the Agreements at September 30, 1995 or December 31, 1994. In addition to the Agreements, the company has arrangements with financial institutions to sell, on a continuing basis, up to $205 million of eligible accounts receivable on a limited recourse basis. The amount of accounts receivable sold under these agreements generally fluctuates with the level of the company's accounts receivable balance.

     The company expects to acquire additional shares of common stock in New Zealand-based Power New Zealand limited (PNZ) which will result in a 79%-owned subsidiary of the company owning approximately 29 percent of PNZ. The estimated cost is approximately $91 million (New Zealand dollar). The company will use a credit facility to finance the investment.

     As of September 30, 1995 and December 31, 1994, the company's cash balance contained $91.7 million and $57.0 million, respectively, of foreign denominated currency.

RESULTS OF OPERATIONS

ELECTRIC OPERATIONS

THE COMPANY'S ELECTRIC SEGMENT INCLUDES THE ELECTRIC OPERATIONS OF MISSOURI PUBLIC SERVICE, WEST KOOTENAY POWER, WESTPLAINS ENERGY, AND WEST VIRGINIA POWER.

                                      Three Months Ended      Nine Months Ended      Twelve Months Ended
                                        September  30,          September 30,           September 30,
---------------------------------------------------------------------------------------------------------
Dollars in Millions                   1995        1994        1995        1994        1995        1994
---------------------------------------------------------------------------------------------------------
Revenues                            $179.5      $162.0      $442.3      $429.9      $569.4      $559.4
---------------------------------------------------------------------------------------------------------
Expenses:
  Fuel and purchased power            55.3        50.3       145.3       144.0       192.0       192.1
  Other operating                     31.0        27.1        83.4        76.6       108.7       105.3
  Maintenance                          7.8         9.6        26.6        29.4        35.9        41.6
  Depreciation and amortization       13.2        12.4        39.3        37.0        52.3        49.1
  Taxes other than income             15.2        14.2        38.5        38.7        50.3        50.7
---------------------------------------------------------------------------------------------------------
Total expenses                       122.5       113.6       333.1       325.7       439.2       438.8
---------------------------------------------------------------------------------------------------------
Income from operations              $ 57.0      $ 48.4      $109.2      $104.2      $130.2      $120.6
---------------------------------------------------------------------------------------------------------

     Income from operations for the quarter ended September 30, 1995, compared to the same period in 1994 increased by $8.6 million, or 18 percent. This increase is primarily due to the extremely hot summer temperatures in July and August that positively impacted the company's domestic electric operations. The electric operations in Missouri, Colorado and Kansas, which account for over 80% of total electric revenues, peak during the third quarter.
Continued growth in the number of customers also positively affected the 1995 quarter compared to 1994.

     Income from operations for the nine- and twelve-month periods increased over 1994 periods due partially to the factors discussed above for the quarter. For the year-to-date period and twelve-month period in 1995, the favorable third quarter weather was partially offset by unfavorable weather experienced during the first and second quarters. In addition increased operating expense related to marketing and sales activities and employee related costs also reduced year-to-date results and twelve-month results.

GAS OPERATIONS

THE COMPANY'S GAS SEGMENT INCLUDES GAS OPERATIONS OF KANSAS PUBLIC SERVICE, MICHIGAN GAS UTILITIES, MISSOURI PUBLIC SERVICE, PEOPLES NATURAL GAS, NORTHERN MINNESOTA UTILITIES, UTILICORP PIPELINE SYSTEMS AND WEST VIRGINIA POWER.

                                     Three Months Ended      Nine Months Ended      Twelve Months Ended
                                       September 30,           September 30,           September 30,
---------------------------------------------------------------------------------------------------------
Dollars in Millions                   1995        1994        1995        1994        1995        1994

---------------------------------------------------------------------------------------------------------
Revenues                             $67.2      $ 66.6      $414.3      $447.8      $585.1      $658.3
---------------------------------------------------------------------------------------------------------
Expenses:
  Gas purchased for resale            27.6        32.8       230.6       279.0       332.7       415.6
  Other operating                     30.8        29.1        94.1        85.4       122.4       116.9
  Maintenance                          2.5         2.4         7.2         6.8         9.2         8.4
  Depreciation & amortization          8.8         7.6        26.1        22.5        33.7        28.6
  Taxes, other than income             6.1         5.6        19.1        17.8        24.4        23.3
---------------------------------------------------------------------------------------------------------
Total expenses                        75.8        77.5       377.1       411.5       522.4       592.8
---------------------------------------------------------------------------------------------------------
Income (loss) from operations        $(8.6)     $(10.9)     $ 37.2      $ 36.3      $ 62.7      $ 65.5
---------------------------------------------------------------------------------------------------------

     Loss from operations for the three months ended September 30, 1995 was $2.3 million lower primarily due to the acquisition of a distribution system in Kansas and a pipeline and distribution system in Missouri and more favorable weather in September. Income from operations for the nine months ended September 30, 1995 compared to the same period in 1994 was $.9 million higher due to mild winter weather in January and February offset by additional income from new business acquisitions. Heating degree days, a temperature benchmark, were 16 percent lower through February compared to the same period in 1994. Income from operations for the twelve months ended September 30, 1995 is $2.8 million lower than a year earlier due primarily to changes in weather patterns discussed previously.

     Operating and maintenance expenses increased for the three-, nine- and twelve-month periods ended September 30, 1995 compared to 1994 due to the acquisition of a distribution system in Kansas and a pipeline and distribution system in Missouri. Marketing and sales expenses have increased for the reasons discussed in the Overview section.

ENERGY RELATED BUSINESSES

THE ENERGY RELATED BUSINESSES SEGMENT INCLUDES THE CONSOLIDATED OPERATIONS OF THE COMPANY'S AQUILA ENERGY SUBSIDIARY. AQUILA IS INVOLVED IN THE GATHERING, PROCESSING AND MARKETING OF NATURAL GAS AND EXTRACTION AND SALE OF NATURAL GAS LIQUIDS.

                                      Three Months Ended      Nine Months Ended      Twelve Months Ended
                                         September 30,          September 30,           September 30,
---------------------------------------------------------------------------------------------------------
Dollars in Millions                   1995        1994        1995        1994        1995        1994
---------------------------------------------------------------------------------------------------------
Revenues                             $94.8       $86.5      $277.1      $246.3      $369.8      $337.6
---------------------------------------------------------------------------------------------------------
Expenses:
  Gas purchases                       49.3        43.4       143.3       122.3       187.6       169.1
  Other operating                     18.4        16.0        53.2        49.8        71.1        64.8
  Maintenance                           .3          .6         1.4         1.9         1.2         2.5
  Depreciation, depletion &
  amortization                        15.6        15.6        44.6        48.1        58.1        60.6
  Restructuring charge                --          --          --          --          --          69.8

---------------------------------------------------------------------------------------------------------
Total expenses                        83.6        75.6       242.5       220.1       318.0       366.8
---------------------------------------------------------------------------------------------------------
Income (loss) from operations        $11.2      $ 10.9      $ 34.6      $ 26.2      $ 51.8      $(29.2)
---------------------------------------------------------------------------------------------------------

     Income from operations increased by $.3 million, $8.4 million and $11.2 million (excluding restructuring charge) for the three-, nine- and twelve-month periods ended September 30, 1995 compared to 1994. Income from operations for 1995 was positively affected by increased gas throughput on the company's pipelines and lower depreciation, depletion and amortization rates in the company's gas and oil producing segment. Average natural gas liquids (NGL) prices between third quarter periods declined 10 percent, but were substantially offset by increased throughput. Average NGL prices for the nine months ended September 30, 1995 compared to 1994 increased 4 percent.

     On September 27, 1995, AEC sold all its oil and gas reserves to Apache Corporation for approximately $205 million. See Emerging trends for further discussion on page 14.

OTHER INCOME AND EXPENSE

     Other income and expense includes several of the company's non-regulated businesses including UtilCo Group, United Energy and other foreign investments. Interest expense and minority interest is also included in this caption. For the quarter ended September 30, 1995, the equity in earnings from United Energy only reflected one month of operations. September is not a high volume sales month in Australia. The company's subsidiaries and investments in the United

Kingdom lost $.5 million compared to net income of $1.0 million in 1994 for the quarter ended September 30. This decline is due primarily to volatile gas prices that resulted in reduced margins.

     Net income from UtilCo Group increased $.6 million or 36 percent due primarily to earnings from a new project acquired in the second quarter for the three months ended September 30, 1995 compared to the same quarter in 1994.
Net income for the nine months ended September 30, 1995, compared to 1994 decreased $.4 million or 9 percent due primarily to unusually heavy rains that resulted in additional inexpensive hydro power, reducing power demand from a power project offset by the favorabilities noted in the quarter period above. In addition, reduced project performance related to disputed curtailment issues adversely affected 1995 results compared to 1994. In May 1995, UtilCo Group and the company acquired an ownership interest in a cogeneration facility in Alabama for $59 million. The cogeneration project sells all of its output to a pulp and paper plant. Net income for the twelve month periods were about the same at $6.0 million for the 1995 and 1994 periods.

     Interest expense increased $7.9 million, $21.7 million and $22.6 million for the three, nine and twelve months ended September 30, 1995 compared to the same periods in 1994. The increases were due to the issuances of long-term debt and monthly income preferred securities over the last 12 months totaling $300 million, $200 million of which was issued in May 1995. Short-term debt balances were consistently higher in each of the 1995 periods than in 1994 due primarily to acquisitions completed.

NEW ACCOUNTING STANDARD


     In October 1995, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 123 "Accounting for
Stock-based Compensation" (SFAS 123). SFAS 123 requires companies to either record or disclose pro forma information on the fair value of certain stock-based programs including stock options and employee stock purchase plans. The company currently provides stock options to certain employees and has an employee stock purchase program whereby employees may purchase company common stock at a 15 percent discount. Under SFAS 123 these plans will require either compensation expense to be recorded or pro-forma discloses of net income and earnings per share had the company elected to record compensation expense. At this time the company has not evaluated the accounting and reporting implications of SFAS 123 and does not have an estimate of additional compensation expense associated with affected plans. SFAS 123 is required to be adopted in fiscal years beginning after December 15, 1995.

                                     PART II

                                OTHER INFORMATION





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  List of Exhibits


11     Statement regarding Computation of Per Share Earnings

27     Financial Data Schedule - For the Quarter Ended September 30, 1995

       (b)  Reports on Form 8-K

            A current report on Form 8-K dated September 13, 1995, with respect to Items 2 and 7 was filed with the Securities and Exchange Commission by the Registrant.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                                UtiliCorp United Inc.
                                       -------------------------------------
                                                    (Registrant)




November 13, 1995                            /s/ Richard C. Green, Jr.
                                       -------------------------------------
                                               Richard C. Green, Jr.
                                          Chairman of the Board, President
                                             (Chief Executive Officer)





November 13, 1995                               /s/ James S. Brook
                                       -------------------------------------
                                                  James S. Brook
                                                  Vice President
                                          (Principal Accounting Officer)