Form 10-Q/A
period 1995-03-31
UTILICORP UNITED INC
filed 1996-02-08
CIK 66960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                             Amendment No. 1 to the
                           Quarterly Report Pursuant
                         to Section 13 or 15(d) of the
                            Securities Exchange Act
                              of 1934 on Form 10-Q
                             For the Quarter Ended
                                 March 31, 1995

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

             Class                                    Outstanding at May 4, 1995
------------------------------                        --------------------------
   Common Stock, $1 par value                                 44,948,497

                         I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


    Information regarding the condensed consolidated financial statements is set forth on pages 3 through 7.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Management's discussion and analysis of financial condition and results of operations can be found on pages 8 through 13.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


     Submission of matters to securities holders for a vote can be found on page 14.


ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     Exhibits and reports on Form 8-K can be found on page 14.

                              UTILICORP UNITED INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)



                                                            Three Months Ended
                                                                March 31,
-------------------------------------------------------------------------------
IN MILLIONS, EXCEPT PER SHARE                                1995        1994
-------------------------------------------------------------------------------
Sales                                                     $   726.3    $  773.5
Cost of sales                                                 490.1       549.3
-------------------------------------------------------------------------------
GROSS PROFIT                                                  236.2       224.2
-------------------------------------------------------------------------------
Operating, administrative & maintenance expense               117.1       105.7
Depreciation, depletion & amortization                         37.6        36.1
-------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                         81.5        82.4
-------------------------------------------------------------------------------
Interest expense -- long term debt                             24.2        22.0
Interest expense -- short term debt and other interest, net     4.5         1.6
Equity in earnings of investments and partnerships             (2.2)       (4.1)
Gain on sale of subsidiary stock                                 --         --
Minority interests                                              0.7        0.9
-------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                                   54.3        62.1
-------------------------------------------------------------------------------
INCOME TAXES                                                   22.1        23.1
-------------------------------------------------------------------------------
NET INCOME                                                     32.2        39.0
-------------------------------------------------------------------------------
PREFERENCE DIVIDENDS                                            0.5         1.6
-------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR COMMON SHARES                       $   31.7    $   37.4
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Primary                                                     44.74      42.28
   Fully diluted                                               45.24      45.20
-------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE:
   Primary                                                 $     .71   $    .88
   Fully Diluted                                                 .70        .85
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements.

                             UTILICORP UNITED INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   March 31,        December 31,
--------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                  1995              1994
--------------------------------------------------------------------------------
                                                  (unaudited)
ASSETS
UTILITY PLANT IN SERVICE:
  Electric                                       $  1,587.3         $  1,578.7
  Gas                                               1,041.1              954.6
-------------------------------------------------------------------------------
                                                    2,628.4            2,533.3
  Less-accumulated depreciation                       952.0              923.0
-------------------------------------------------------------------------------
Net utility plant in service                        1,676.4            1,610.3
Construction work in progress                          35.2               23.3
-------------------------------------------------------------------------------
TOTAL UTILITY PLANT, NET                            1,711.6            1,633.6
-------------------------------------------------------------------------------
Non-Regulated Property, Net:
  Energy related                                      566.5              544.5
  Non-regulated generating assets and other           225.6              236.8
-------------------------------------------------------------------------------
TOTAL NON-REGULATED PROPERTY                          792.1              781.3
-------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                           100.5               67.2
  Funds on deposit                                     36.1               44.8
  Accounts receivable, net                            156.6              144.1
  Accrued utility revenues                             58.2               71.5
  Fuel inventory, at average cost                      54.9               95.0
  Materials and supplies, at average cost              40.2               39.3
  Assets from price risk management activities         20.1                 --
  Prepayments and other                                38.4               51.9
-------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                  505.0               513.8
-------------------------------------------------------------------------------
DEFERRED CHARGES AND ASSETS FROM PRICE RISK
 MANAGEMENT ACTIVITIES                                246.2              182.4
-------------------------------------------------------------------------------
TOTAL ASSETS                                     $  3,254.9         $  3,111.1
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common shareholders' equity                    $    923.3         $    906.8
  Preference and preferred stock                       25.4               25.4
  Long-term debt, net                                 977.8              976.9
-------------------------------------------------------------------------------
TOTAL CAPITALIZATION                                1,926.5            1,909.1
-------------------------------------------------------------------------------
MINORITY INTERESTS                                     29.0               28.4
-------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                132.5              138.8
  Short-term debt                                     229.4              182.4
  Accounts payable                                    290.0              340.3
  Accrued taxes                                        52.0               21.0
  Accrued interest                                     29.9               22.1
  Liabilities from price risk management
   activities                                          36.6                 --
  Other                                                86.5               89.0
-------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                             856.9              793.6
-------------------------------------------------------------------------------
DEFERRED CREDITS AND LIABILITIES:
  Deferred income tax liabilities                     287.5              279.4
  Investment tax credits                               20.7               21.0
  Liabilities from price risk management
   activities and other                               134.3               79.6
-------------------------------------------------------------------------------
TOTAL DEFERRED CREDITS AND LIABILITIES                442.5              380.0
-------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
-------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES             $  3,254.9         $  3,111.1
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------



See accompanying notes to condensed consolidated financial statements.

                              UTILICORP UNITED INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION


                                                              March 31,     December 31,
----------------------------------------------------------------------------------------
DOLLARS IN MILLIONS EXCEPT PER SHARE                            1995           1994
----------------------------------------------------------------------------------------
                                                             (unaudited)
COMMON SHAREHOLDERS' EQUITY:
  Common stock, par value $1 per share, authorized
    100,000,000 shares, outstanding 44,948,146 shares
    (44,827,135 at December 31, 1994)                        $      44.9    $      44.8
  Premium on capital stock                                         776.7          774.2
  Retained earnings                                                118.7          107.0
  Treasury stock, at cost, 80,823 and 227,587 shares
    at March 31, 1995 and December 31, 1994, respectively           (2.3)          (6.6)
  Currency translation adjustment                                  (14.7)         (12.6)
----------------------------------------------------------------------------------------
TOTAL COMMON SHAREHOLDERS' EQUITY                                  923.3          906.8
----------------------------------------------------------------------------------------
PREFERENCE STOCK, NOT MANDATORILY REDEEMABLE,
  $2.05 SERIES, WITHOUT PAR VALUE, AUTHORIZED
  10,000,000 SHARES, OUTSTANDING 1,000,000 SHARES                   25.0           25.0
----------------------------------------------------------------------------------------
PREFERRED STOCK OF SUBSIDIARY, RETRACTABLE                            .4             .4
----------------------------------------------------------------------------------------
LONG-TERM DEBT, NET                                                977.8          976.9
----------------------------------------------------------------------------------------
TOTAL CAPITALIZATION                                         $   1,926.5    $   1,909.1
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

                              UTILICORP UNITED INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                           Three Months Ended
                                                               March 31,
-------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                        1995         1994
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $   32.2     $   39.0
 Adjustments to reconcile net income to net
  cash provided from operating activities:
  Depreciation, depletion and amortization                   36.6         38.2
  Net changes in price risk management activities             1.0          --
  Deferred taxes and investment tax credits                   7.8         (1.7)
  Changes in certain current assets and liabilities,
   net of effects of acquisition:
    Funds on deposit                                          8.7          3.0
    Accounts receivable and accrued revenues                (44.0)       (17.4)
    Accounts receivable sold                                 44.7         30.6
    Fuel and materials                                       39.2         27.5
    Accounts payable                                        (50.4)       (52.4)
    Accrued taxes                                            31.0         21.7
    Other                                                    13.4         24.2
  Changes in other assets and liabilities, net               12.7        (21.3)
-------------------------------------------------------------------------------
CASH PROVIDED FROM OPERATING ACTIVITIES                     132.9         91.4
-------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to utility plant                                 (20.0)       (21.2)
 Purchase of utility and other businesses                  (100.9)          --
 Investments in non-regulated generating assets                --          (.7)
 Investments in energy related properties                    (3.3)       (11.0)
 Other                                                       (4.5)       (12.6)
-------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                         (128.7)       (45.5)
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                     2.7           .2
 Treasury stock sold                                          4.3           --
 Issuance of long-term debt, net of premium paid               --          4.5
 Retirement of long-term debt                                (5.3)         (.1)
 Short-term borrowings (repayments), net                     47.1        (44.8)
 Cash dividends paid                                        (19.7)       (19.2)
-------------------------------------------------------------------------------
CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES           29.1        (59.4)
-------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents             33.3        (13.5)
Cash and cash equivalents at beginning of period             67.2         55.9
-------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  100.5     $   42.4
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for -
  Interest, net of amount capitalized                    $   22.8     $   17.4
  Income taxes                                                 --          1.2
-------------------------------------------------------------------------------
Liabilities Assumed In Acquisitions -
 Fair value of assets acquired                           $  114.0     $     --
 Cash paid for acquisitions                                 100.9           --
 Liabilities assumed                                         13.1           --
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





(3) Effective January 1, 1995 the company adopted the mark-to-market method of accounting (MTM) for its domestic natural gas trading activities. Under MTM, natural gas forwards, futures, swaps, options and other financial instruments are recorded at fair value, net of future servicing costs and reserves, and recognized as revenue upon contract execution in the Condensed Consolidated Statements of Income. The resulting unrealized gains and losses are recorded as Assets and Liabilities from Risk Management Activities in the accompanying Condensed Consolidated Balance Sheets. This change was made to more fairly present the current results of the company's operations related to this business and to recognize that value is created and the earnings process completed when the contractual commitments are finalized.



     Current period changes in the assets and liabilities from risk management activities are recognized as revenues in the Condensed
Consolidated Statements of Income. The changes in the assets and liabilities primarily result from newly originated transactions, changes in the price of natural gas, the timing of settlements related to these contracts and changes in the various risk reserves. The market prices used to value these transactions reflect management's best estimate of market prices considering various factors including closing exchange and over-the-counter quotations. The risk reserves are established based upon the estimated exposure and costs associated with the company's future commitments including the credit risks of its counterparties, the time value of money, the impact of liquidating the portfolio in an orderly manner over a reasonable period of time under present market conditions and other identifiable contingencies.



     The Change to MTM did not have a material impact on the results of operations for the quarter ended March 31, 1995. The company previously accounted for this activity on the accrual method of accounting. The company has not shown the pro forma effect of the adoption of MTM on prior periods since the cumulative impact on prior period earnings was immaterial.



     The company attempts to balance its fixed-price physical and financial purchase and sales contracts both volumetrically and in terms of future timing of the commitments. However, net open positions may exist or are established due to the origination of new transactions and the company's assessment, based upon information gained from its gas marketing activities, of future price movements. As a result, the company is impacted by fluctuating market prices.



     The change in accounting method does not impact the company's gas marketing activities in the U.K., its financial instruments associated with its natural gas liquids hedging or electricity brokering. The company enters into futures, forwards, swaps and options in order to hedge purchase and sales commitments, inventories and anticipated production of these products. Changes in the market value of such transactions are deferred until the gain or loss is recognized on the hedged commitment.

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

LIQUIDITY AND CAPITAL RESOURCES


     Cash provided from operating activities for the three-month period ended March 31, 1995, as compared to the same period last year, increased by $41.5 million. The changes in operating cash flow between the periods are primarily due to the timing of cash receipts and cash payments and its effect on working capital.

     Cash used for investing activities consists primarily of purchases of utility operations, construction expenditures and investments in energy related property. The variances between the three-month periods as compared to the same period in the previous year are primarily due to the timing of the acquisitions of a intrastate pipeline system, a gas marketing company based in Ohio and a gas marketing, processing and gathering company based in Texas. Funds used for utility plant additions were approximately the same as in prior year periods.

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



                                                        Three Months Ended
                                                             March 31,
-------------------------------------------------------------------------------
Dollars in Millions                                     1995           1994
-------------------------------------------------------------------------------
Sales                                                 $129.9         $130.8
-------------------------------------------------------------------------------
Expenses:
 Fuel and purchased power                               47.1           48.1
 Other operating                                        25.7           23.0
 Maintenance                                             9.0            9.3
 Depreciation and amortization                          13.2           12.3
 Taxes other than income                                11.8           12.2
-------------------------------------------------------------------------------
Total expenses                                         106.8          104.9
-------------------------------------------------------------------------------
Income from operations                                $ 23.1         $ 25.9
-------------------------------------------------------------------------------
Electric sales and
transportation (MWH 000's)                             2,725          2,661
-------------------------------------------------------------------------------



        Income from operations for the three months ended March 31, 1995, decreased by $2.8 million or 11% compared to the same period in 1994. Gross margin between the periods was about the same.



        Operating expenses increased for the three months ended March 31, 1995 compared to the same period in 1994 due to higher depreciation, inflation and marketing costs discussed in the Overview section.


GAS OPERATIONS

THE COMPANY'S GAS SEGMENT INCLUDES GAS OPERATIONS OF MISSOURI PUBLIC SERVICE, KANSAS PUBLIC SERVICE, PEOPLES NATURAL GAS, NORTHERN MINNESOTA UTILITIES, MICHIGAN GAS UTILITIES AND WEST VIRGINIA POWER.



                                                       Three Months Ended
                                                            March 31,
-------------------------------------------------------------------------------
Dollars in Millions                                     1995           1994
-------------------------------------------------------------------------------
Sales                                                 $245.9         $284.3
-------------------------------------------------------------------------------
Expenses:
 Gas purchased for resale                              152.0          192.2
 Other operating                                        31.5           27.6
 Maintenance                                             2.2            2.3
 Depreciation and amortization                           8.3            7.3
 Taxes, other than income                                7.0            6.5
-------------------------------------------------------------------------------
Total expenses                                         201.0          235.9
-------------------------------------------------------------------------------
Income (loss) from
operations                                             $44.9         $ 48.4
-------------------------------------------------------------------------------
Gas sales and
transportation (BCF)                                   102.0           92.0
-------------------------------------------------------------------------------

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



                                                        Three Months Ended
                                                             March 31,
-------------------------------------------------------------------------------
Dollars in Millions                                     1995           1994
-------------------------------------------------------------------------------
Sales                                                 $241.4         $263.6
-------------------------------------------------------------------------------
Expenses:
  Gas purchases                                        196.5          224.5
  Other operating                                       15.6           14.7
  Maintenance                                             .3             .3
  Depreciation, depletion and amortization              14.7           14.8
  Restructuring charge                                    --             --
-------------------------------------------------------------------------------
Total expenses                                         227.1          254.3
-------------------------------------------------------------------------------
Income (loss) from operations                          $14.3         $  9.3
-------------------------------------------------------------------------------
Marketing Volumes (BCF)                                112.0           93.0
-------------------------------------------------------------------------------

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


     Effective January 1, 1995, the company adopted the mark-to market of accounting for its domestic natural gas trading activities. The company has previously accounted for this activity on the accrual method of accounting. See Note 3 in the condensed Consolidated Financial Statements for further discussion. The change in methods did not have an impact on curent or prior period statement of income.


OTHER BUSINESSES AND INTEREST EXPENSE

     The company has several equity investments and partnership interests including UtilCo Group's partnerships and United Kingdom joint ventures. In order to discuss the full impact of these businesses, the discussion will be on a net income basis.


     Net income from UtilCo Group decreased by $.8 million for the three months ended March 31, 1995 compared to the same period in 1994. Unusually heavy rains resulted in excess hydro power availability reducing power demand from a power project.

     Interest expense, net increased $5.1 million for the three months ended March 31, 1995, compared to the same period in 1994. The increase is due to additional borrowings for acquisitions of businesses and gas and oil reserve additions. Interest rates also increased during the period. The company's short-term debt facilities reflect current market rates and directly respond to changes in the Prime, Federal discount and other interest rate indicators.


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


18   Letter from Arthur Andersen LLP regarding change in accounting principle


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




                                                  UtiliCorp United Inc.
                                        ----------------------------------------
                                                      (Registrant)





February 8, 1996                                    /S/ Richard C. Green, Jr.
                                            -----------------------------------
                                                  Richard C. Green, Jr.
                                             Chairman of the Board, President
                                                (Chief Executive Officer)





February 8, 1996                                       /S/ James S. Brook
                                             ----------------------------------
                                                     James S. Brook
                                                     Vice President
                                             (Principal Accounting Officer)