Form 10-Q/A
period 1995-06-30
UTILICORP UNITED INC
filed 1996-02-08
CIK 66960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                              Amendment No. 1 to
                              the Quarterly Report
                              Pursuant to Section
                               13 or 15(d) of the
                              Securities Exchange
                                Act of 1934 on
                               Form 10-Q For the
                                 Quarter Ended
                                 June 30, 1995

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


     Information regarding the condensed consolidated financial statements is set forth on pages 3 through 10.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Management's discussion and analysis of financial condition and results of operations can be found on pages 11 through 15.


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

Part 1--Financial Information
Item 1--Financial Statements







UTILICORP UNITED INC.
CONSOLIDATED STATEMENTS OF INCOME                        Three Months Ended
(Unaudited)                                                   June 30
-------------------------------------------------------------------------------
IN MILLIONS, EXCEPT PER SHARE                           1995           1994
-------------------------------------------------------------------------------
Sales                                                $    600.8     $    516.3
Cost of sales                                             404.2          329.7
-------------------------------------------------------------------------------
GROSS PROFIT                                              196.6          186.6
-------------------------------------------------------------------------------

Operating, administrative & maintenance expense           123.8          118.3
Depreciation, depletion & amortization                     37.9           36.9
-------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                     34.9           31.5
-------------------------------------------------------------------------------

Interest expense--long term debt                           25.0           21.9
Interest expense--short term debt and
 other interest, net                                        5.1            1.5
Equity in earnings of investments and
 partnerships                                              (5.8)          (5.0)
Minority interests                                          0.8            0.7
-------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                                9.9           12.3
-------------------------------------------------------------------------------
INCOME TAXES                                                2.6            4.9
-------------------------------------------------------------------------------
NET INCOME                                                  7.2            7.4
-------------------------------------------------------------------------------
PREFERENCE DIVIDENDS                                        0.5            0.8
-------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR COMMON SHARES                  $     6.7       $    6.6
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
WEIGHED AVERAGE COMMON SHARES OUTSTANDING:
      Primary                                              45.05          44.38
      Fully diluted                                        45.55          44.38
-------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE:
Primary                                               $      .15      $     .15
Fully diluted                                                .15            .15
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

UTILICORP UNITED INC.
CONSOLIDATED STATEMENTS OF INCOME                         Six Months Ended
(Unaudited)                                                   June 30,
-------------------------------------------------------------------------------
IN MILLIONS, EXCEPT PER SHARE                            1995           1994
-------------------------------------------------------------------------------
Sales                                                $  1,327.1     $  1,289.7
Cost of sales                                             894.3          878.9
-------------------------------------------------------------------------------
GROSS PROFIT                                              432.8          410.8
-------------------------------------------------------------------------------

Operating, administrative & maintenance expense           240.9          224.0
Depreciation, depletion & amortization                     75.4           73.0
-------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                    116.5          113.8
-------------------------------------------------------------------------------

Interest expense--long term debt                           49.2           43.9
Interest expense--short term debt
 and other interest, net                                    9.7            3.0
Equity in earnings of investments and partnerships         (7.9)          (9.1)
Minority interests                                          1.4            1.6
-------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                               64.1           74.4
-------------------------------------------------------------------------------
INCOME TAXES                                               24.7           28.0
-------------------------------------------------------------------------------
NET INCOME                                                 39.4           46.4
-------------------------------------------------------------------------------
PREFERENCE DIVIDENDS                                        1.0            2.4
-------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR COMMON SHARES                 $     38.4     $     44.0
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Primary                                                 44.93          43.33
   Fully diluted                                           45.43          43.90
-------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE:
Primary                                               $      .85     $     1.02
Fully diluted                                                .85           1.01
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements.

                              UTILICORP UNITED INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                               June 30,          December 31,
------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                1995                  1994
------------------------------------------------------------------------------
                                              (unaudited)
ASSETS
UTILITY PLANT IN SERVICE:
   Electric                                    $  1,602.3            $  1,578.7
   Gas                                            1,045.2                 954.6
 ...............................................................................
                                                  2,647.5               2,533.3
   Less-accumulated depreciation                    973.1                 923.0
 ...............................................................................
Net utility plant in service                      1,674.4               1,610.3
Construction work in progress                        43.8                  23.3
 ...............................................................................
TOTAL UTILITY PLANT, NET                          1,718.2               1,633.6
 ...............................................................................
Non-Regulated Property, Net:
   Energy related                                   597.1                 544.5
   Non-regulated generating assets and other        341.9                 236.8
 ...............................................................................
TOTAL NON-REGULATED PROPERTY                        939.0                 781.3
 ...............................................................................
Current Assets:
   Cash and cash equivalents                         62.6                  67.2
   Funds on deposit                                  39.3                  44.8
   Accounts receivable, net                         143.1                 144.1
   Accrued utility revenues                          38.2                  71.5
   Fuel inventory, at average cost                   58.3                  95.0
   Materials and supplies, at average cost           40.3                  39.3
   Assets from price risk management
    activities                                       18.5                    --
   Prepayments and other                             44.3                  51.9
 ...............................................................................
TOTAL CURRENT ASSETS                                444.6                 513.8
 ...............................................................................
DEFERRED CHARGES AND ASSETS FROM PRICE RISK
 MANAGEMENT ACTIVITIES                              259.0                 182.4
 ...............................................................................
TOTAL ASSETS                                   $  3,360.8            $  3,111.1
------------------------------------------------------------------------------
------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common shareholders' equity                 $    921.9            $    906.8
   Preference and preferred stock                    25.4                  25.4
   Company-obligated mandatorily redeemable
       preferred securities of partnership          100.0                   -
   Long-term debt, net                            1,073.7                 976.9
 ...............................................................................
TOTAL CAPITALIZATION                              2,121.0               1,909.1
 ...............................................................................
MINORITY INTERESTS                                   29.8                  28.4
 ...............................................................................
CURRENT LIABILITIES:
   Current maturities of long-term debt             134.7                 138.8
   Short-term debt                                  207.9                 182.4
   Accounts payable                                 286.3                 340.3
   Accrued taxes                                      4.6                  21.0
   Accrued interest                                  23.4                  22.1
   Liabilities from price risk management
    activities                                       34.4                    --
   Other                                             69.0                  89.0
 ...............................................................................
TOTAL CURRENT LIABILITIES                           760.3                 793.6
 ...............................................................................
DEFERRED CREDITS AND LIABILITIES:
   Deferred income tax liabilities                  293.5                 279.4
   Investment tax credits                            20.4                  21.0
   Liabilities from price risk management
    activities and other                            135.8                  79.6
 ...............................................................................
TOTAL DEFERRED CREDITS AND LIABILITIES              449.7                 380.0
 ...............................................................................
COMMITMENTS AND CONTINGENCIES
 ...............................................................................
TOTAL CAPITALIZATION AND LIABILITIES           $  3,360.8            $  3,111.1
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

                              UTILICORP UNITED INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                   Three Months Ended
                                                                        June 30,
----------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                               1995           1994
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $  7.2         $  7.4
   Adjustments to reconcile net income to net
    cash provided from operating activities:
      Depreciation, depletion and amortization                      36.8           38.8
      Net changes in price risk management activities               (2.9)            -
      Deferred taxes and investment tax credits                      5.7            4.2
      Changes in certain current assets and liabilities,
       net of effects of acquisition:
         Accounts receivable and accrued revenues                   84.8          100.6
         Accounts receivable sold                                  (51.3)         (34.0)
         Fuel and materials                                         (3.5)         (19.3)
         Accounts payable                                           (3.6)         (28.8)
         Accrued taxes                                             (47.4)          (8.8)
         Other                                                     (24.5)          (9.2)
      Changes in other assets and liabilities, net                 (17.7)          (2.5)
----------------------------------------------------------------------------------------
CASH (USED FOR) PROVIDED FROM OPERATING ACTIVITIES                 (16.4)          48.4
----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to utility plant                                      (30.4)         (30.0)
   Investments in international businesses                         (43.2)           -
   Investments in non-regulated generating assets                  (59.0)           -
   Investments in energy related properties                        (56.1)         (28.2)
   Other                                                            (1.4)          (8.4)
----------------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                                (190.1)         (66.6)
----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                          9.7            0.2
   Treasury stock sold                                               2.3            -
   Retirement of preference stock                                    -             (0.9)
    Issuance of Company-obligated mandatorily redeemable
        preferred securities of partnership                        100.0            -
   Issuance of long-term debt                                      104.1            1.4
   Retirement of long-term debt                                     (6.0)          (9.5)
   Short-term borrowings (repayments), net                         (21.5)          84.9
   Cash dividends paid                                             (20.0)         (19.7)
----------------------------------------------------------------------------------------
CASH PROVIDED FROM FINANCING ACTIVITIES                            168.6           56.4
----------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                   (37.9)          38.2
Cash and cash equivalents at beginning of period                   100.5           42.4
----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  62.6        $  80.6
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for -
      Interest, net of amount capitalized"                       $  39.1        $  28.8
      Income taxes                                                   7.4            3.5
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

                              UTILICORP UNITED INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)





                                                                        Six Months Ended
                                                                            June 30,
-----------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                                   1995        1994
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $     39.4  $     46.4
   Adjustments to reconcile net income to net
      cash provided from operating activities:
      Depreciation, depletion and amortization                          73.4        77.0
      Net changes in price risk management activities                   (1.9)        -
      Deferred taxes and investment tax credits                         13.5         2.5
      Changes in certain current assets and liabilities:
         Accounts receivable and accrued revenues                       40.8        83.2
         Accounts receivable sold                                       (6.6)       (3.4)
         Fuel and materials                                             35.7         8.2
         Accounts payable                                              (54.0)      (81.2)
         Accrued taxes                                                 (16.4)       13.0
         Other                                                         (11.1)       14.9
   Changes in other assets and liabilities, net                         (5.0)      (25.1)
-----------------------------------------------------------------------------------------
CASH PROVIDED FROM OPERATING ACTIVITIES                                107.8       135.5
-----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTMENT ACTIVITIES:
   Additions to utility plant                                          (50.4)      (51.2)
   Purchase of utility operations                                     (100.9)        -
   Investments in international businesses                             (43.2)        -
   Investment in non-regulated generating assets                       (59.0)       (0.7)
   Investments in energy related properties                            (59.4)      (39.2)
   Other                                                                 2.8       (16.7)
-----------------------------------------------------------------------------------------
CASH USED FOR INVESTMENT ACTIVITIES                                   (310.1)     (107.8)
-----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                             12.4         0.4
   Treasury stock sold                                                   6.6         -
   Retirement of preference stock                                        -          (0.9)
    Issuance of Company-obligated mandatorily redeemable
        preferred securities of partnership                            100.0         -
   Issuance of long-term debt                                          104.1         5.9
   Retirement of long-term debt                                        (11.3)       (9.6)
   Short-term borrowings (repayments), net                              25.6        40.1
   Cash dividends paid                                                 (39.7)      (38.9)
-----------------------------------------------------------------------------------------
CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES                     197.7        (3.0)
-----------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                   (4.6)       24.7
Cash and cash equivalents at beginning of period                        67.2        55.9
-----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $     62.6  $     80.6
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for-
      Interest, net of amount capitalized                         $     61.9  $     46.2
      Income taxes                                                       7.4         4.7
-----------------------------------------------------------------------------------------
Liabilities Assumed In Acquisition -
   Fair value of assets acquired                                 $     114.0   $     -
   Cash paid for acquisition                                           100.9         -
   Liabilities assumed                                                  13.1         -
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

(7) See Management's Discussion and Analysis of Financial Condition and Results of Operations on page 11 for information relating to the purchase of United Energy.





(8) Effective January 1, 1995 the company adopted the mark-to-market method of accounting (MTM) for domestic natural gas trading activities. Under MTM, natural gas forwards, futures, swaps, options and other financial instruments are recorded at fair value, net of future servicing costs and reserves, and recognized as revenue upon contract execution in the Condensed Consolidated Statements of Income. The resulting unrealized gains and losses are recorded as Assets and Liabilities from Risk Management Activities in the accompanying Condensed Consolidated Balance Sheets. This change was made to more fairly present the current results of the company's operations related to this business and to recognize that value is created and the earnings process completed when the contractual commitments are finalized.

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



     The change to MTM did not have a material impact on the results of operations for the quarter ended June 30, 1995. The company previously accounted for this activity on the accrual method of accounting. The company has not shown the pro forma effect of the adoption of MTM on prior periods since the cumulative impact on prior period earnings was immaterial.



     The company generally attempts to balance its fixed-price physical and financial purchase and sales contracts both volumetrically and in terms of future timing of the commitments. However, net open positions may exist or are established due to the origination of new transactions and the company's assessment, based upon information gained from its gas marketing activities, of future price movements. As a result, the company is impacted by fluctuating market prices.



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

     Cash from operating activities for the six-month periods in 1995 compared to 1994 are lower due primarily to the activities that occurred during the second quarter discussed above.

     Cash used for investing activities consisted primarily of purchases of utility and other businesses, investments in generating assets and investments in gas and oil reserves.

Cash used for investing activities for the three- and six-month periods ended June 30, 1995, increased over the comparable 1994 periods. These increases are due to the acquisition of a pipeline system and two non-regulated companies in the first quarter of 1995. During the second quarter of 1995, the company invested in a cogeneration facility and funded common stock purchases in a New Zealand company through a majority owned subsidiary. In 1994 the company's investing activities generally were limited to utility capital additions and gas reserve acquisitions.

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



                                 Three Months Ended    Six Months Ended
                                       June  30,          June  30,
------------------------------------------------------------------------
Dollars in Millions                 1995      1994      1995      1994
------------------------------------------------------------------------
Sales                             $132.9    $137.1    $262.8    $267.9

------------------------------------------------------------------------
Expenses:
 Fuel and purchased power           43.0      45.7      89.9      93.7
 Other operating                    26.7      26.5      51.4      49.5
 Maintenance                         9.7      10.5      18.8      19.8
 Depreciation and amortization      13.0      12.3      26.0      24.6
 Taxes other than income            11.4      12.3      23.4      24.5

------------------------------------------------------------------------
Total expenses                     103.8     107.3     209.5     212.1

------------------------------------------------------------------------
Income from operations            $ 29.1    $ 29.8      53.3      55.8

------------------------------------------------------------------------

     Income from operations for each of the 1995 periods presented above was about the same compared to 1994. Customer growth and cost reductions offset or substantially offset unfavorable weather patterns experienced in each 1995 period compared to 1994.

     For all periods presented, milder weather patterns adversely affected 1995 gross margins (revenue minus fuel costs) compared to 1994. Unfavorable weather reduced the company's gross margins generated from its Missouri, Kansas and Colorado operations (approximately 75 percent of total electric operations) by $4.2 million and $5.3 million for the three- and six-month periods ended
June 30, 1995 compared to the same periods in 1994. Increased numbers of customers in those same service areas offset or substantially offset unfavorable weather patterns by increasing gross margins by $1.9 million and $5.4 million for the three and six months ended June 30, 1995 compared with 1994.

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





                                 Three Months Ended    Six Months Ended
                                       June  30,           June  30,
-----------------------------------------------------------------------
Dollars in Millions                 1995      1994      1995      1994
-----------------------------------------------------------------------
Sales                             $101.3     $96.9    $347.3    $381.2

-----------------------------------------------------------------------
Expenses:
  Gas purchased for resale          51.4      53.9     203.1     246.2
  Other operating                   32.9      28.8      64.4      56.3
  Maintenance                        2.5       2.2       4.7       4.4
  Depreciation & amortization        8.8       7.5      17.4      14.9
  Taxes, other than income           6.0       5.6      13.0      12.2


-----------------------------------------------------------------------
Total expenses                     101.6      98.0     302.6     334.0

-----------------------------------------------------------------------
Income (loss) from operations
                                $   (.3)   $ (1.1)   $  44.7   $  47.2


-----------------------------------------------------------------------


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

     Operating and maintenance expenses increased for the three- and six- month periods ended June 30, 1995 compared to 1994 due to the acquisition of a distribution system in Kansas and a pipeline and distribution system in Missouri. Marketing and sales expenses have increased for the reasons discussed in the Overview section.

ENERGY RELATED BUSINESSES

THE ENERGY RELATED BUSINESSES SEGMENT INCLUDES THE CONSOLIDATED OPERATIONS OF THE COMPANY'S AQUILA ENERGY SUBSIDIARY. AQUILA IS INVOLVED IN THE GATHERING, PROCESSING AND MARKETING OF NATURAL GAS, ACQUISITION AND PRODUCTION OF GAS AND OIL RESERVES AND EXTRACTION AND SALE OF NATURAL GAS LIQUIDS.




                                    Three Months Ended    Six Months Ended
                                           June  30,           June  30,
---------------------------------------------------------------------------
Dollars in Millions                      1995     1994      1995     1994
---------------------------------------------------------------------------
Sales                                  $269.3   $222.0    $510.7   $485.6

---------------------------------------------------------------------------
Expenses:
 Gas purchases                          225.3    180.2      422.5   404.6
 Other operating                         18.1     19.3      34.8     33.8
 Maintenance                               .7       .9       1.0      1.3
 Depreciation, depletion & amortization  14.4     15.6      29.0     30.5
 Restructuring charge                       -        -         -        -

---------------------------------------------------------------------------
Total expenses                          259.0    216.0     487.3    470.2

---------------------------------------------------------------------------
Income (loss) from operations           $10.3    $ 6.0    $ 23.4   $ 15.4

---------------------------------------------------------------------------


     Income from operations for the three- and six-month periods ended
June 30, 1995, increased $4.3 million and $8.0 million over the prior periods. Income from operations for 1995 was positively affected by increased gas throughput on the company's pipelines, increased natural gas liquids (NGL) prices and a lower depreciation, depletion and amortization rate due to additional reserve acquisitions. Natural gas throughput increased 40 percent and 37 percent for the three- and six-month periods ended June 30, 1995, compared to the same periods in 1994. The increase in throughput is primarily due to greater volumes on the Southeast Texas pipeline system, Aquila's largest system, which increased income by $3.2 million and $5.4 million, respectively. NGL prices increased 7 percent and 11 percent in the 1995 periods compared to 1994, resulting in an increase in NGL related income of $.6 million and $2.3 million in 1995.


     Effective January 1, 1995 the company adopted the mark-to-market method of accounting for its domestic natural gas trading activities. The company has previously accounted for this activity on the accrual method of accounting.
See Note 8 in the Condensed Consolidated Financial Statements for further discussion. The change in methods did not have an impact on current or prior period statements of income.


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

     Interest expense, net increased $6.7 million and $12.0 million for the three and six months ended June 30, 1995 compared to the same periods in 1994. The increases were due to the issuances of $300 million of long-term debt and monthly income preferred securities over the last 8 months, $200 million of which was issued in May 1995. Short-term debt balances were consistently higher in each of the 1995 periods than in 1994 due primarily to acquisitions completed.

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



                                                   UtiliCorp United Inc.
                                           ------------------------------------
                                                        (Registrant)




February 8, 1996                                     /S/ Richard C. Green, Jr.
                                           ------------------------------------
                                                       Richard C. Green, Jr.
                                             Chairman of the Board, President
                                                  (Chief Executive Officer)





February 8, 1996                                     /S/ James S. Brook
                                                  -----------------------------

                                                            James S. Brook
                                                            Vice President
                                                  (Principal Accounting Officer)