Form 10-Q/A
period 1995-09-30
UTILICORP UNITED INC
filed 1996-02-08
CIK 66960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

                        Amendment No. 1 to the Quarterly
                        Report Pursuant to Section 13 or
                        15(d) of the Securities Exchange
                            Act of 1934 on Form 10-Q
                             For the Quarter Ended
                               September 30, 1995


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




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       Management's discussion and analysis of financial condition and results of operations can be found on pages 12 through 18.


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS



       None.

ITEM 2. CHANGES IN SECURITIES


       None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES



       None.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

       None.


ITEM 5. OTHER INFORMATION

       None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


       Exhibits and reports on Form 8-K can be found on page 19.

Part 1--Financial Information
Item 1--Financial Statements

                              UTILICORP UNITED INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)



                                                            Three Months Ended
                                                               September 30,
----------------------------------------------------------------------------------
IN MILLIONS, EXCEPT PER SHARE                              1995         1994
----------------------------------------------------------------------------------
Sales                                                    $     607.5  $     491.5
Cost of sales                                                  353.6        292.6
----------------------------------------------------------------------------------
GROSS PROFIT                                                   253.9        198.9
----------------------------------------------------------------------------------
Operating, administrative & maintenance expense                133.0        118.4
Depreciation, depletion & amortization                          39.1         37.1
----------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                          81.8         43.4
----------------------------------------------------------------------------------
Interest expense--long term debt                                28.5         21.9
Interest expense--short term debt and other interest, net        3.0          2.7
Equity in earnigs of investments and partnerships               (6.1)        (4.7)
Gain on sale of subsidiary stock                                   -            -
Minority interests                                               0.8          0.7
----------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                                    55.6         22.8
----------------------------------------------------------------------------------
Income Taxes                                                    22.7          8.3
----------------------------------------------------------------------------------
NET INCOME                                                      32.9         14.5
----------------------------------------------------------------------------------
Preference Dividends                                             0.5          0.5
----------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR COMMON SHARES                     $      32.4  $      14.0
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
      Primary                                                  45.17        44.82
      Fully diluted                                            45.52        45.37
----------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE:
      Primary                                            $      0.72  $      0.31
      Fully diluted                                             0.71         0.31
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

                              UTILICORP UNITED INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                          Nine Months Ended
                                                            September 30,
-------------------------------------------------------------------------------
IN MILLIONS, EXCEPT PER SHARE                             1995         1994
-------------------------------------------------------------------------------
Sales                                                $   1,934.6  $   1,781.2
Cost of sales                                            1,247.9      1,171.5
-------------------------------------------------------------------------------
GROSS PROFIT                                               686.7        609.7
-------------------------------------------------------------------------------
Operating, administrative & maintenance expense            373.9        342.4
Depreciation, depletion & amortization                     114.5        110.1
-------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                     198.3        157.2
-------------------------------------------------------------------------------
Interest expense--long term debt                            77.7         65.8
Interest expense--short term debt and other
 interest, net                                              12.7          5.8
Equity in earnings of investments and partnerships         (14.0)       (13.8)
Minority interests                                           2.2          2.3
-------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                               119.7         97.1
-------------------------------------------------------------------------------
Income Taxes                                                47.4         36.3
-------------------------------------------------------------------------------
NET INCOME                                                  72.3         60.8
-------------------------------------------------------------------------------
Preference Dividends                                         1.5          2.9
-------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR COMMON SHARES                 $      70.8  $      57.9
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
      Primary                                              44.93        43.83
      Fully diluted                                        45.35        44.39
-------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE:
      Primary                                        $      1.57  $      1.32
      Fully Diluted                                         1.57         1.31
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements.

                              UTILICORP UNITED INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                   September 30,    December 31,
--------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                    1995            1994
--------------------------------------------------------------------------------
                                                    (unaudited)
ASSETS
UTILITY PLANT IN SERVICE:
   Electric                                       $     1,610.3  $     1,578.7
   Gas                                                  1,050.5          954.6
--------------------------------------------------------------------------------
                                                        2,660.8        2,533.3
   Less-accumulated depreciation                          992.8          923.0
--------------------------------------------------------------------------------
Net utility plant in service                            1,668.0        1,610.3
Construction work in progress                              64.5           23.3
--------------------------------------------------------------------------------
TOTAL UTILITY PLANT, NET                                1,732.5        1,633.6
--------------------------------------------------------------------------------
Non-Regulated Property, Net:
   Energy related                                         425.9          544.5
   Non-regulated generating assets and other              574.2          236.8
--------------------------------------------------------------------------------
TOTAL NON-REGULATED PROPERTY                            1,000.1          781.3
--------------------------------------------------------------------------------
Current Assets:
   Cash and cash equivalents                              156.6           67.2
   Funds on deposit                                        35.0           44.8
   Accounts receivable, net                               172.4          144.1
   Accrued utility revenues                                43.2           71.5
   Fuel inventory, at average cost                         71.7           95.0
   Materials and supplies, at average cost                 40.2           39.3
   Assets from price risk management activities            21.8             -
   Prepayments and other                                   38.9           51.9
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                      579.8          513.8
--------------------------------------------------------------------------------
DEFERRED CHARGES AND ASSETS FROM PRICE RISK
 MANAGEMENT ACTIVITIES                                    371.0          182.4
--------------------------------------------------------------------------------
TOTAL ASSETS                                      $     3,683.4  $     3,111.1
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common shareholders' equity                    $       952.9  $       906.8
   Preference and preferred stock                          25.4           25.4
   Company-obligated mandatorily redeemable
     preferred securities of partnership                  100.0             -
   Long-term debt, net                                  1,236.3          976.9
--------------------------------------------------------------------------------
TOTAL CAPITALIZATION                                    2,314.6        1,909.1
--------------------------------------------------------------------------------
MINORITY INTERESTS                                         30.5           28.4
--------------------------------------------------------------------------------
CURRENT LIABILITIES:
   Current maturities of long-term debt                   133.9          138.8
   Short-term debt                                        168.6          182.4
   Accounts payable                                       327.6          340.3
   Accrued taxes                                           42.0           21.0
   Accrued interest                                        32.0           22.1
   Liabilities from price risk management
    activities                                             61.3              -
   Other                                                   77.6           89.0
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                 843.0          793.6
--------------------------------------------------------------------------------
DEFERRED CREDITS AND LIABILITIES:
   Deferred income tax liabilities                        289.8          279.4
   Investment tax credits                                  20.1           21.0
   Liabilities from price risk management
    activities and other                                  185.4           79.6
--------------------------------------------------------------------------------
TOTAL DEFERRED CREDITS AND LIABILITIES                    495.3          380.0
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES              $     3,683.4  $     3,111.1
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------




See accompanying notes to condensed consolidated financial statements.

                              UTILICORP UNITED INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION


                                                           September 30,   December 31,
-----------------------------------------------------------------------------------------
DOLLARS IN MILLIONS EXCEPT PER SHARE                           1995            1994
-----------------------------------------------------------------------------------------
                                                           (unaudited)
COMMON SHAREHOLDERS' EQUITY:
  Common stock, par value $1 per share, authorized
    100,000,000 shares, outstanding 45,631,675 shares
    (44,827,135 at December 31, 1994)                      $      45.6     $      44.8
  Premium on capital stock                                       793.3           774.2
  Retained earnings                                              118.8           107.0
  Treasury stock, at cost, 227,587 shares
    at December 31, 1994                                           -              (6.6)
  Currency translation adjustment                                 (4.8)          (12.6)
-----------------------------------------------------------------------------------------
TOTAL COMMON SHAREHOLDERS' EQUITY                                952.9           906.8
-----------------------------------------------------------------------------------------
PREFERENCE STOCK, NOT MANDATORILY REDEEMABLE,
  $2.05 SERIES, WITHOUT PAR VALUE, AUTHORIZED
  10,000,000 SHARES, OUTSTANDING 1,000,000 SHARES                 25.0            25.0
-----------------------------------------------------------------------------------------
PREFERRED STOCK OF SUBSIDIARY, RETRACTABLE                          .4              .4
-----------------------------------------------------------------------------------------
COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
  SECURITIES OF PARTNERSHIP                                      100.0              -
-----------------------------------------------------------------------------------------
LONG-TERM DEBT, NET                                            1,236.3           976.9
-----------------------------------------------------------------------------------------
TOTAL CAPITALIZATION                                       $   2,314.6     $   1,909.1
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

                              UTILICORP UNITED INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)


                                                           Three Months Ended
                                                              September 30,
---------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                         1995         1994
---------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $      32.9  $      14.5
  Adjustments to reconcile net income to net                                  -
    cash provided from operating activities:
    Depreciation, depletion and amortization                  38.2         38.8
    Net changes in price risk management activities          (28.7)           -
    Deferred taxes and investment tax credits                 (4.0)        11.3
    Changes in certain current assets and liabilities,
      net of effects of acquisition:
      Accounts receivable and accrued revenues               (50.2)        50.6
      Accounts receivable sold                                15.9        (13.6)
      Fuel and materials                                     (13.2)       (26.2)
      Accounts payable                                        41.3        (49.2)
      Accrued taxes                                           37.3         17.3
      Other                                                   22.7         (5.9)
    Changes in other assets and liabilities, net              23.4          7.9
---------------------------------------------------------------------------------
CASH (USED FOR) PROVIDED FROM OPERATING ACTIVITIES           115.6         45.5
---------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                                 (34.0)       (33.2)
  Purchase of utility operations                               -          (21.7)
  Investments in international businesses                   (245.4)         -
  Investments in non-regulated generating assets               -           (8.3)
  Investments in energy related properties                   (62.5)       (20.7)
  Proceeds on sale of oil and gas properties                 204.5          -
  Other                                                        6.5        (16.7)
---------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                          (130.9)      (100.6)
---------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                     7.6          1.9
  Issuance of long-term debt                                 161.8          3.4
  Short-term borrowings (repayments), net                    (39.4)        72.4
  Cash dividends paid                                        (20.7)       (19.8)
---------------------------------------------------------------------------------
CASH PROVIDED FROM FINANCING ACTIVITIES                      109.3        57.9
---------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents              94.0          2.8
Cash and cash equivalents at beginning of period              62.6         80.6
---------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $     156.6  $      83.4
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for -
    Interest, net of amount capitalized                $      25.1  $      18.9
    Income taxes                                                .5          4.2
---------------------------------------------------------------------------------
Liabilities Assumed In Acquisition -
  Fair value of assets acquired                        $       -    $      23.0
  Cash paid for acquisition                                    -           21.7
  Liabilities assumed                                          -            1.3
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements.

                           UTILICORP UNITED INC.
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (unaudited)



                                                              Nine Months Ended
                                                                September 30,
----------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                           1995        1994
----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $     82.3  $     60.8
   Adjustments to reconcile net income to net
      cash provided from operating activities:
      Depreciation, depletion and amortization                 111.6       115.8
      Net changes in price risk management activities          (30.6)          -
      Deferred taxes and investment tax credits                  (.5)       13.8
      Changes in certain current assets and liabilities:
         Accounts receivable and accrued revenues               (9.4)      133.8
         Accounts receivable sold                                9.3       (17.0)
         Fuel and materials                                     22.5       (18.0)
         Accounts payable                                      (12.7)     (130.4)
         Accrued taxes                                          20.9        30.3
         Other                                                  11.6         9.1
     Changes in other assets and liabilities, net               18.4       (17.2)
----------------------------------------------------------------------------------
CASH PROVIDED FROM OPERATING ACTIVITIES                        223.4       181.0
----------------------------------------------------------------------------------
CASH FLOWS FROM INVESTMENT ACTIVITIES:
   Additions to utility plant                                  (84.4)      (84.4)
   Purchase of utility operations and other businesses        (100.9)      (21.7)
   Investments in international businesses                    (288.6)        -
   Investment in non-regulated generating assets               (59.0)       (9.0)
   Investments in energy related properties                   (121.9)      (59.9)
   Proceeds on sale of oil and gas properties                  204.5         -
   Other                                                         9.3       (33.4)
----------------------------------------------------------------------------------
CASH USED FOR INVESTMENT ACTIVITIES                           (441.0)     (208.4)
----------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                     20.0         2.3
   Treasury stock sold                                           6.6         -
   Retirement of preference stock                                  -         (.9)
   Issuance of Company-obligated mandatorily redeemable
      preferred securities of partnership                      100.0         -
   Issuance of long-term debt                                  265.9         9.3
   Retirement of long-term debt                                (11.3)       (9.6)
   Short-term borrowings (repayments), net                     (13.8)      112.5
   Cash dividends paid                                         (60.4)      (58.7)
----------------------------------------------------------------------------------
CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES             307.0        54.9
----------------------------------------------------------------------------------
Increase in cash and cash equivalents                           89.4        27.5
Cash and cash equivalents at beginning of period                67.2        55.9
----------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    156.6  $     83.4
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for-
      Interest, net of amount capitalized                 $     87.0  $     65.1
      Income taxes                                               7.9         8.9
----------------------------------------------------------------------------------
Liabilities Assumed In Acquisition -
   Fair value of assets acquired                          $    114.0  $     23.0
   Cash paid for acquisition                                   100.9        21.7
   Liabilities assumed                                          13.1         1.3
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


                                    -------------------------------------------
                                    Nine Months Ended        Nine Months Ended
                                    September 30, 1995       September 30, 1994
                                    ------------------       ------------------
Revenues                                 $1,934.6                 $1,781.2
Income from operations                      198.3                    157.2
Net income                                   74.2                     62.7
Earnings available for common
shares                                       72.7                     59.8
Primary earnings per share                   1.61                     1.36
Fully diluted earnings per share             1.61                     1.35


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


(11) Effective January 1, 1995 the company adopted the mark-to-market method of accounting (MTM) for its domestic natural gas trading activities. Under MTM, natural gas forwards, futures, swaps, options and other financial instruments are recorded at fair value, net of future servicing costs and reserves, and recognized as revenue upon contract execution in the Condensed Consolidated Statements of Income. The resulting unrealized gains and losses are recorded as Assets and Liabilities from Risk Management Activities in the accompanying Condensed Consolidated Balance Sheets. This change was made to more fairly present the current results of the company's operations related to this business and to recognize that value is created and the earnings process completed when the contributed commitments are finalized.



     The change to MTM resulted in an increase in pre-tax income of $25.9 million ($15.9 million after tax) for both the three month and nine month periods ended September 30, 1995 as compared to the results under the previous accounting method. The company previously accounted for this activity on the accrual method of accounting. The company has not shown the pro forma effect of the adoption of MTM on prior periods since the cumulative impact on prior period earnings was immaterial. The impact in the current period primarily results from the impact of certain contractual sales commitments which had been designated as hedges of a portion of the company's natural gas reserves. As discussed in Note 4, the company sold its gas and oil reserves in September 1995. The resulting open position of the commitments created a change in the assets and liabilities from risk management activities. Subsequently, these commitments have been substantially balanced by the company.



     Current period changes in the assets and liabilities from risk management activities are recognized as revenues in the Condensed Consolidated Statements of Income. The changes in the assets and liabilities primarily result from newly originated transactions, changes in the price of natural gas, the timing of settlements related to these contracts and changes in the various risk reserves. The market prices used to value these transactions reflect management's best estimate of market prices considering various factors including closing exchange and over-the-counter quotations. The reserves are established for a number of risks and costs associated with the company's future commitments including the credit risks of its counterparties, the time value of money, the impact of liquidating the portfolio in an orderly manner over a reasonable period of time under present market conditions and other identifiable contingencies.



     The company attempts to balance its fixed-price physical and financial purchase and sales contracts both volumetrically and in terms of future timing of the commitments. However, net open positions may exist or are established due to the origination of new transactions and the company's assessment, based upon information gained from its gas marketing activities, of future price movements. As a result, the company is, to some extent, impacted by fluctuating market prices.



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


CHANGE IN ACCOUNTING PRINCIPLE

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

LIQUIDITY AND CAPITAL RESOURCES


     For the three months ended September 30, 1995, cash provided from operations was $115.6 million, or $70.1 million higher than the same period in 1994. Changes in cash flow from operations relate to many different business factors, such as timing of invoice payments, accounts receivable collections and selling accounts receivable through the sales program. Cash from operating activities for the nine-month periods in 1995 compared to 1994 are higher due to the business factors discussed above.



     Cash used for investing activities consisted primarily of purchases of utility and other businesses, investments in generating assets and investments in gas and oil reserves. Cash used for investing activities for the three- and nine-month periods ended September 30, 1995, increased over the comparable 1994 periods. These increases are due to the acquisition of various businesses. In the 1995 periods, the company acquired the following businesses:


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


                                      Three Months Ended      Nine Months Ended
                                        September  30,          September 30,
---------------------------------------------------------------------------------
Dollars in Millions                   1995        1994        1995        1994
---------------------------------------------------------------------------------
Sales                               $179.5      $162.0      $442.3      $429.9
---------------------------------------------------------------------------------
Expenses:
  Fuel and purchased power            55.3        50.3       145.3       144.0
  Other operating                     31.0        27.1        83.4        76.6
  Maintenance                          7.8         9.6        26.6        29.4
  Depreciation and amortization       13.2        12.4        39.3        37.0
  Taxes other than income             15.2        14.2        38.5        38.7
---------------------------------------------------------------------------------
Total expenses                       122.5       113.6       333.1       325.7
---------------------------------------------------------------------------------
Income from operations              $ 57.0      $ 48.4      $109.2      $104.2
---------------------------------------------------------------------------------


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


     Income from operations for the nine-month period increased over 1994 period due partially to the factors discussed above for the quarter. The favorable third quarter weather was partially offset by unfavorable weather experienced during the first and second quarters. In addition increased operating expense related to marketing and sales activities and employee related costs also reduced year-to-date results.


GAS OPERATIONS

THE COMPANY'S GAS SEGMENT INCLUDES GAS OPERATIONS OF KANSAS PUBLIC SERVICE, MICHIGAN GAS UTILITIES, MISSOURI PUBLIC SERVICE, PEOPLES NATURAL GAS, NORTHERN MINNESOTA UTILITIES, UTILICORP PIPELINE SYSTEMS AND WEST VIRGINIA POWER.


                                     Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
---------------------------------------------------------------------------------
Dollars in Millions                   1995        1994        1995        1994

---------------------------------------------------------------------------------
Sales                                $67.2      $ 66.6      $414.3      $447.8
---------------------------------------------------------------------------------
Expenses:
  Gas purchased for resale            27.6        32.8       230.6       279.0
  Other operating                     30.8        29.1        94.1        85.4
  Maintenance                          2.5         2.4         7.2         6.8
  Depreciation & amortization          8.8         7.6        26.1        22.5
  Taxes, other than income             6.1         5.6        19.1        17.8
---------------------------------------------------------------------------------
Total expenses                        75.8        77.5       377.1       411.5
---------------------------------------------------------------------------------
Income (loss) from operations        $(8.6)     $(10.9)     $ 37.2      $ 36.3
---------------------------------------------------------------------------------

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



     Operating and maintenance expenses increased for the three- and nine-month periods ended September 30, 1995 compared to 1994 due to the acquisition of a distribution system in Kansas and a pipeline and distribution system in Missouri. Marketing and sales expenses have increased for the reasons discussed in the Overview section.


ENERGY RELATED BUSINESSES

THE ENERGY RELATED BUSINESSES SEGMENT INCLUDES THE CONSOLIDATED OPERATIONS OF THE COMPANY'S AQUILA ENERGY SUBSIDIARY. AQUILA IS INVOLVED IN THE GATHERING, PROCESSING AND MARKETING OF NATURAL GAS AND EXTRACTION AND SALE OF NATURAL GAS LIQUIDS.


                                      Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
--------------------------------------------------------------------------------
Dollars in Millions                   1995        1994        1995        1994
--------------------------------------------------------------------------------
Sales                               $292.1      $213.7      $802.8      $699.3
--------------------------------------------------------------------------------
Expenses:
  Gas purchases                      220.7       170.6       643.2       575.4
  Other operating                     18.4        16.0        53.2        49.8
  Maintenance                           .3          .6         1.4         1.9
  Depreciation, depletion &
  amortization                        15.6        15.6        44.6        46.1
  Restructuring charge                --          --          --          --

--------------------------------------------------------------------------------
Total expenses                       255.0       202.8       742.3       673.1
--------------------------------------------------------------------------------
Income (loss) from operations        $37.1      $ 10.9      $ 60.5      $ 26.2
--------------------------------------------------------------------------------



     Income from operations increased by $26.2 million and $34.3 million for the three- and nine-month periods ended September 30, 1995 compared to 1994. Income from operations for 1995 was positively affected by a change in accounting method affecting certain natural gas financial instruments and commodities (see below). In addition, income from operation was positively affected by increased gas throughput on the company's pipelines and lower depreciation, depletion and amortization rates in the company's gas and oil producing segment. Average natural gas liquids (NGL) prices between third quarter periods declined 10 percent, but were substantially offset by increased throughput. Average NGL prices for the nine months ended September 30, 1995 compared to 1994 increased 4 percent.



     On September 27, 1995, AEC sold all its oil and gas reserves to Apache Corporation for approximately $205 million. See Emerging trends for further discussion on page 13.



     Effective January 1, 1995, the company adopted the mark-to-market method of accounting for its domestic natural gas trading activities. The company has previously accounted for this activity on the accrual method of accounting. See Note 11 in the Condensed Consolidated Financial Statements for further discussion. The change in the mark to market method increased sales and income from operations for both the three month and nine month periods ending September 30, 1995 over what would have been reported under the company's previous accounting method by approximately $25.9 million. The impact in the current period primarily results from the impact of certain contractual sales commitments which had been designated as hedges of a portion of the company's oil and gas reserves. The cumulative impact on prior period earnings was immaterial.


OTHER BUSINESSES AND INTEREST EXPENSE

     Other businesses includes several of the company's non-regulated businesses including UtilCo Group, United Energy and other foreign investments. In order to discuss the full impact of these businesses, the discussion will be on a net income basis. For the quarter ended September 30, 1995, the equity in earnings from United Energy only reflected one month of operations. September is not a high volume sales month in Australia. The company's subsidiaries and investments in the United

Kingdom lost $.5 million compared to net income of $1.0 million in 1994 for the quarter ended September 30. This decline is due primarily to volatile gas prices that resulted in reduced margins.


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



     Interest expense, net increased $6.9 million and $18.8 million for the three and nine months ended September 30, 1995 compared to the same periods in 1994. The increases were due to the issuances of long-term debt and monthly income preferred securities over the last 12 months totaling $300 million, $200 million of which was issued in May 1995. Short-term debt balances were consistently higher in each of the 1995 periods than in 1994 due primarily to acquisitions completed.


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




                                                UtiliCorp United Inc.
                                       -------------------------------------
                                                    (Registrant)




February 8, 1996                            /s/ Richard C. Green, Jr.
                                       -------------------------------------
                                               Richard C. Green, Jr.
                                          Chairman of the Board, President
                                             (Chief Executive Officer)





February 8, 1996                               /s/ James S. Brook
                                       -------------------------------------
                                                  James S. Brook
                                                  Vice President
                                          (Principal Accounting Officer)