Form 10-K405
period 1995-12-31
UTILICORP UNITED INC
filed 1996-02-21
CIK 66960

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

 (MARK ONE)   ANNUAL  REPORT PURSUANT  TO SECTION  13 OR  15(D) OF  THE SECURITIES
    /X/       EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                        OR
    / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES
              EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       FOR THE TRANSITION PERIOD FROM                 TO

                        COMMISSION FILE NUMBER:  1-3562

                            ------------------------

                             UTILICORP UNITED INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                 44-0541877
State or other jurisdiction of   (I.R.S. Employer
incorporation or organization     Identification
                                       No.)

           3000 Commerce Tower, 911 Main, Kansas City, Missouri 64105
                    (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (816) 421-6600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                    TITLE OF EACH CLASS                               NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------------------------------------  -----------------------------------------------------------
          Common Stock, par value $1.00 per share                   New York, Pacific and Toronto Stock Exchanges
       Preference Stock, no par value, $2.05 Series                            New York Stock Exchange
           Convertible Subordinated Debentures,                                New York Stock Exchange
                  6 5/8%, due July, 2011
  8 7/8% Cumulative Monthly Income Preferred Securities,                       New York Stock Exchange
                Series A, due June 30, 2025

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by nonaffiliates of the registrant on February 12, 1996, was $1,366,366,442.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                        TITLE                                     OUTSTANDING (AT FEBRUARY 12, 1995)
------------------------------------------------------  ------------------------------------------------------
Common Stock, par value $1.00 per share                                       46,122,074
--------------------------------------------------------------------------------------------------------------

Documents Incorporated by Reference                                       Where Incorporated
1996 Joint Proxy Statement and Prospectus                                       Part 3

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                           PAGE NO.
                                                                                                         -------------
PART 1
  Item 1             Business..........................................................................            3
  Item 2             Properties........................................................................           12
  Item 3             Legal Proceedings.................................................................           16
  Item 4             Submission of Matters to a Vote of Security Holders...............................           16

PART 2
  Item 5             Market for Registrant's Common Equity and Related Stockholder Matters.............           17
  Item 6             Selected Financial Data...........................................................           18
  Item 7             Management's Discussion and Analysis of Financial Condition and Results of
                      Operation........................................................................           18
  Item 8             Financial Statements and Supplementary Data.......................................           34
  Item 9             Changes in and Disagreements With Accountants on Accounting and Financial
                      Disclosure.......................................................................           60

PART 3
  Item 10            Directors and Executive Officers of the Registrant................................           60
  Item 11            Executive Compensation............................................................           60
  Item 12            Security Ownership of Certain Beneficial Owners and Management....................           60
  Item 13            Certain Relationships and Related Transactions....................................           60

PART 4
  Item 14            Exhibits, Financial Statements Schedules, and Reports on Form 8-K.................           61

INDEX TO EXHIBITS

SIGNATURES

                                     PART 1

ITEM 1.  BUSINESS.

    UtiliCorp United Inc. (the company) is an energy company which consists of electric and natural gas utility operations, natural gas gathering, marketing and processing and independent power projects managed through four business groups. The business groups are UtiliCorp Energy Delivery (UED) consisting primarily of transmission and distribution utility operations, UtiliCorp Power Services (UPS) consisting primarily of electricity generation and independent power projects, UtiliCorp Energy Resources (UER) consisting of gas marketing, processing and gathering and electricity marketing, and UtiliCorp Marketing Services consisting of appliance repair and service contracts, gas marketing and other energy related products and services. The presentation of information in this report is prepared where applicable using identified industry segments as shown on page 56 of this Annual Report on Form 10-K. The company was formed in 1985 under the laws of the State of Delaware from Missouri Public Service Company.

    The company had approximately 1.2 million utility customers and 4,700 employees at December 31, 1995. The company's electric utility operations are in the states of Missouri, Kansas, Colorado, West Virginia and the Canadian province of British Columbia. The company's gas utility operations are in the states of Missouri, Kansas, Colorado, Iowa, Nebraska, Minnesota, Michigan and West Virginia. Aquila Energy Corporation (AEC), a wholly-owned subsidiary of the company, markets natural gas in 45 states and Ontario, Canada. AEC's 82% owned subsidiary Aquila Gas Pipeline Corporation (AGP) owns and operates 10 natural gas gathering systems and four natural gas processing plants in Texas and Oklahoma. The company owns interests primarily through its UtilCo Group subsidiary in 17 independent power projects in seven states and Jamaica.

    The company has various international businesses in Australia, Canada, the United Kingdom and New Zealand. These businesses are managed through the business groups as discussed in the segment section. The international operations of the company are summarized in the table below.

    COUNTRY                   COMPANY NAME                  OWNERSHIP %                  BUSINESS LINE
----------------  ------------------------------------  --------------------  ------------------------------------
Australia         UtiliCorp Australia Holding Limited   UtiliCorp owns 100%   Manages United Energy Limited
                   (UAHL)
Australia         Power Partnership Limited (PPL)       UAHL owns 49.9%       Holding company
Australia         United Energy Limited                 PPL owns 100%         Electric distribution utility
Canada            UtiliCorp British Columbia Limited    UtiliCorp owns 100%   Owns West Kootenay Power
                   (UBC)
Canada            West Kootenay Power Limited           UBC owns 100%         Electric utility
United Kingdom    UtiliCorp U.K., Inc. (UKI)            UtiliCorp owns 75%    Holding company
United Kingdom    UtiliCorp U.K., Limited (UKL)         UKI owns 100%         Owns United Gas and minority
                                                                               interests in other U.K. gas
                                                                               marketers
United Kingdom    United Gas Limited                    UKL owns 100%         Gas marketing company
New Zealand       UtiliCorp South Pacific Inc. (USP)    UtiliCorp owns 100%   Holding company
New Zealand       UtiliCorp N.Z., Inc.                  USP owns 79%          Owns minority interests in WEL
                                                                               Energy Ltd. and Power New Zealand
                                                                               Ltd., electric distribution
                                                                               companies

PROPOSED MERGER WITH KANSAS CITY POWER &AND LIGHT COMPANY (KCPL)

    On January 19, 1996, the company, KCPL and KC United Corp. (KCU) entered into an Agreement and Plan of Merger (the Merger Agreement) which provides for a strategic business combination of the company and KCPL in a "merger-of-equals" transaction (the Transaction). Pursuant to the Merger Agreement, the company and KCPL will merge with and into KCU (which may be renamed at the discretion of the company and KCPL), a corporation formed for the purpose of the Transaction. Under the terms of the Merger Agreement, each share of the company's common stock will be exchanged for 1.096 shares of KCU common stock and each share of KCPL common stock will be exchanged for one share of KCU common stock. Based on the number of shares of the company's common stock and KCPL's common stock outstanding on the date of the Merger Agreement, the company' s common shareholders will receive about 45% of the common equity of KCU and KCPL's common shareholders will receive about 55%.

    The Transaction is designed to qualify as a pooling of interests for accounting and financial reporting purposes. Under this method of accounting, the recorded assets and liabilities of the company and KCPL would be carried forward to the consolidated financial statements of KCU at their recorded amounts. The income of KCU would include the combined income of the company and KCPL as though the Transaction occurred at the beginning of the accounting period. The Prior periods would be combined and presented as those of KCU.

    The Transaction will create a diversified energy company with total combined sales of over $3.5 billion and over $6.5 billion in total assets, serving about
2.5 million customers in the United States, Canada, the United Kingdom, New Zealand, Australia, China and Jamaica. The business of the combined companies will consist of electric utility operations, gas utility operations and various non-utility enterprises including independent power projects, and gas marketing, gathering and processing operations.

    The Transaction is subject to approval from each company's shareholders and a number of regulatory authorities. The regulatory approvals process is expected to take about 12 to 18 months. The Merger Agreement includes termination provisions which may require certain payments to the party to the Transaction under certain circumstances, including a payment of $58 million if the Transaction is terminated by a party and within two and one-half years following such termination, the terminating party agrees to consummate or consummates certains business combination transactions.

ENERGYONE BRAND/STRATEGY

    In May 1995, the company officially launched the EnergyOne brand. EnergyOne is a unifying name for the products and services provided to the company's customers. Prior to the EnergyOne brand launch, the company marketed its products and services using the local utility division name or separate subsidiary name. Now most company products and services carry the EnergyOne brand. EnergyOne is an integral part of the company's strategy to bring brand awareness and value added services to the industry and thereby create a platform for customer growth outside existing service territories. A sample of these value added services is shown below:

    PRODUCT & SERVICE CATEGORY                   DESCRIPTION                          PRODUCT & SERVICE NAME
-----------------------------------  -----------------------------------  ----------------------------------------------
Supply Solutions                     Assessing customers' energy needs        -      AdvisorOneSM Service
                                      and providing customized solutions      -      Fuel and Power Management Services
Utility Solutions                    Helping customers design, finance,       -      Hot SpotSM Service
                                      build and maintain generating           -      Power Services
                                      facilities                              -      Special Utility Services
                                                                              -      Perfect PowerSM Services
Technology & Equipment Solutions     Designing, developing and                -      ProfileOneSM Service
                                      installing emerging and proven          -      Productivity & Efficiency Services
                                      technologies to lower customer                 Environmental Energy Services
                                      energy costs                            -

    In addition to developing a new portfolio of products and services in 1995, the company invested in its marketing infrastructure and sales organization to support and sell EnergyOne products and services.

REGULATION

    The company's consolidated utility businesses are regulated by the following commissions:

      STATE/JURISDICTION                                  COMMISSION
------------------------------  --------------------------------------------------------------
Kansas                          Kansas Corporation Commission
Michigan                        Michigan Public Service Commission
Missouri                        Public Service Commission of the State of Missouri
Minnesota                       Minnesota Public Utilities Commission
Iowa                            Iowa State Utilities Board
West Virginia                   Public Service Commission of West Virginia
Colorado                        Public Utilities Commission of the State of Colorado
Federal                         Federal Energy Regulatory Commission
British Columbia, Canada        British Columbia Utilities Commission

    There is no state regulatory body in Nebraska. Each municipality served by the company regulates rates and services. AGP's pipeline volumes and rates are regulated by the Texas Railroad Commission.

    Set out below is a summary of recent rate case activity of the company.

                                                                                      GRANTED
                                              REQUESTED                 -----------------------------------
                                --------------------------------------    AMOUNT
                                   AMOUNT                                   (IN                  EFFECTIVE
JURISDICTION          TYPE      (IN MILLIONS)   % INCREASE     DATE      MILLIONS)   % INCREASE     DATE
----------------  ------------  -------------  ------------  ---------  -----------  ----------  ----------
Nebraska          Gas             $     5.2          10.0%        8/95    Pending     Pending     Pending
Michigan          Gas                  10.5           N/A        10/95     "  "         "  "        "  "
Kansas            Gas                   5.1           7.6        12/95     "  "         "  "        "  "
                  Electric
Missouri          Wholesale              .6           N/A        11/95     "  "         "  "        "  "

ENVIRONMENTAL

    The company is subject to various environmental regulations including air quality standards and emission limitations, clean water criteria pertaining to certain facilities and the handling and disposal of hazardous substances. Compliance with existing regulations, and those which may be promulgated in the future, can result in considerable capital expenditures and operation and maintenance expense. A discussion of the environmental matters of the company follows.

MANUFACTURED GAS PLANTS:

    The company owns or once operated 29 former manufactured gas plants (MGPs) which may, or may not, require some form of environmental remediation. The company has contacted appropriate federal and state agencies and is in the process of determining what, if any, specific cleanup activities may be needed at these sites.

    As of December 31, 1995, the company has spent approximately $7.0 million for investigating and remediating its MGP sites. The company currently estimates that it will spend a minimum of approximately $6.2 million over the next several years on the company's identified MGP sites. These amounts could change materially based upon further investigations, the actions of environmental agencies and the financial viability of other responsible parties. Additionally, the ultimate liability may be significantly affected if the company is held responsible for parties not financially able to contribute to these costs. Based on prior experience, available facts and existing law, the company has recorded a liability of $6.2 million representing its estimate of the amount of environmental costs currently expected to be incurred.

PRICE RISK MANAGEMENT ACTIVITIES

    The company utilizes certain types of fixed-price contracts in connection with its natural gas, natural gas liquids, and power marketing businesses. These contracts include contracts that commit the company to purchase or sell natural gas and other commodities at fixed prices in the future (i.e., fixed-price forward purchase and sales contracts), futures and options contracts traded on the NYMEX and swaps and other types of financial instruments traded in the over-the counter financial markets.

    The availability and use of these types of contracts allow the company to manage and hedge its fixed-price purchase and sales commitments, to provide fixed-price commitments as a service to its customers and suppliers (i.e., price risk intermediation services), to reduce its exposure relative to the volatility of cash market prices, to take advantage of carefully selected arbitrage opportunities through open positions and to protect its investment in storage inventories. In addition, by utilizing exchange for physical transactions, or EFP's, allowed by the NYMEX, which enable the company to take delivery of, or sell, a physical quantity of natural gas in exchange for a futures position, the company is able to secure additional sources of physical natural gas supply, or create additional markets for existing supply, through the use of natural gas futures contracts. The company's domestic natural gas trading activities are referred to herein as price risk management activities and are reflected in the accompanying financial statements using the mark-to-market method of accounting. The company's foreign gas marketing, domestic non-trading gas, natural gas liquids and power marketing businesses are accounted for on the accrual method.

    Although the company generally attempts to balance its fixed-price physical and financial purchase and sales contracts in terms of contract volumes and the timing of performance and delivery obligations, net open positions often exist or are established due to the origination of new transactions and the company assessment of, and response to, changing market conditions. Additionally, the company will at times create a net open position or allow a net open position to continue when it believes, based upon competitive information gained from its energy marketing activities, that future price movements will be consistent with its net open position. To the extent that the company has a net open position, company is exposed to the risk that fluctuating market prices may adversely impact its financial position or results of operations.

    In addition to the risk associated with price movements, credit risk is also inherent in the company's risk management activities. Credit risk relates to the risk of loss resulting from the nonperformance of a counterparty of its contractual obligations. The company maintains credit policies with regard to its counterparties that the company believes significantly minimize overall credit risk. These policies include the thorough review of potential counterparties' financial condition, collateral requirements under certain circumstances, monitoring of net exposure to each counterparty and the use of standardized agreements which allow for the netting of positive and negative exposures associated with each counterparty.

COMPETITION

DOMESTIC UTILITY OPERATIONS:

    ELECTRIC

    The electric industry has increasingly become more competitive as federal and state regulators and legislators continue taking steps toward deregulation. The anticipation of reduced regulation triggered some dramatic events in 1995. Five major utility mergers were announced, including three that affect competitors close to or next to the company's service territories. Other utilities have implemented cost reduction programs and organizational changes in preparation for greater competition. The company began looking at its strengths and opportunities in respect to future increased competition two years ago when the company brought together approximately 100 employees from around the company to work on a strategic plan that would be the foundation to reposition and reshape the company. In 1995 the company began centralizing business support functions that previously were performed separately in the operating divisions and building its resources and capacity to take advantage of opportunities brought about as competition increases.

    The company currently accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation," and accordingly has recorded certain costs as regulatory assets in the financial statements. The company expects that its rates will continue to be based on historical costs for the foreseeable future. If the company discontinued applying SFAS No. 71, it would be required to make adjustment to the carrying value of certain assets.

    GAS

    The competitive forces affecting the company's electric operations are also affecting the company's gas operations. In addition, as competing electric utilities reduce costs it becomes more difficult to obtain new customers through fuel switching opportunities and in certain cases the increased competition may result in customer losses. The Federal Energy Regulatory Commission (FERC) Order 636 shifted gas supply responsibilities from traditional pipeline company sources to distribution utilities and allows customers to bypass the company's system by directly connecting to a transportation pipeline. The company has addressed increased competition and industry changes in several ways. First, the company's natural gas is priced competitively in the company's respective service territories relative to alternative energy sources. Second, the company established in 1993 a central gas procurement function designed to take advantage of opportunities created by FERC Order 636. Besides offering low cost natural gas, the company offers its customers a wide range of energy solutions to meet customer demands.

ENERGY RELATED:

    Energy related businesses consist of the two business units of Aquila Energy Corporation (AEC). AEC has many competitors in the markets its serves, including other marketing companies, gas pipelines, distribution companies and alternative fuels. AEC's ability to compete successfully and grow in this environment is contingent upon performance and pricing of the natural gas markets.

SEASONAL VARIATIONS OF BUSINESS

    The company's utility and independent power project businesses are weather sensitive. The company has both summer and winter peaking utility assets to reduce dependence on a single peak season. The table below shows peak times for its consolidated utility businesses.

            JURISDICTION                              PEAK
------------------------------------  ------------------------------------
Gas utility operations                November through March
Missouri electric                     July and August
Kansas electric                       July and August
Colorado electric                     July and August
West Virginia electric                November through March
British Columbia, Canada electric     November through March

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Segment information for the three years ended December 31, 1995 appears on page 56.

I.  ELECTRIC OPERATING STATISTICS

    The following table summarizes the sales, volume and customers of the company's electric transmission and distribution businesses.

                                                           1995       1994       1993       1992       1991
                                                         ---------  ---------  ---------  ---------  ---------
Sales (in millions)
  Residential..........................................  $   252.4  $   245.8  $   236.8  $   212.5  $   173.6
  Commercial...........................................      161.1      157.3      156.2      148.3      102.0
  Industrial...........................................       77.3       75.1       76.0       73.3       46.4
  Other................................................       86.9       78.8       77.9       73.7       57.4
                                                         ---------  ---------  ---------  ---------  ---------
    Total..............................................  $   577.7  $   557.0  $   546.9  $   507.8  $   379.4
                                                         ---------  ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------  ---------
Volumes (MWH)
  Residential..........................................      3,678      3,512      3,536      3,176      2,735
  Commercial...........................................      2,676      2,611      2,528      2,367      1,672
  Industrial...........................................      1,927      1,897      1,921      1,800      1,197
  Other................................................      2,264      2,099      1,939      1,748      1,468
                                                         ---------  ---------  ---------  ---------  ---------
    Total..............................................     10,545     10,119      9,924      9,091      7,072
                                                         ---------  ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------  ---------
Customers
  Residential..........................................    374,701    367,943    360,429    354,086    346,434
  Commercial...........................................     55,266     54,444     53,475     52,748     51,765
  Industrial...........................................        324        321        302        301        302
  Other................................................      4,575      3,706      3,678      3,691      3,634
                                                         ---------  ---------  ---------  ---------  ---------
    Total..............................................    434,866    426,414    417,884    410,826    402,135
                                                         ---------  ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------  ---------

    The company has electric operations in the states of Missouri, Kansas, Colorado and West Virginia and in British Columbia, Canada. The company's generation facilities are outlined on page 13. The following table shows the overall fuel and purchased power mix, and system capability for the past five years.

SOURCE                                                                   1995       1994       1993       1992       1991
---------------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
                                                                                               (MW)
Coal.................................................................        875        868        864        863        858
Hydro................................................................        205        205        205        206        206
Gas & Oil............................................................        705        705        700        716        723
                                                                       ---------  ---------  ---------  ---------  ---------
  Total generation...................................................      1,785      1,778      1,769      1,785      1,787
Purchased power......................................................        885        904        840        820        694
                                                                       ---------  ---------  ---------  ---------  ---------
Total system capacity................................................      2,670      2,682      2,609      2,605      2,481
                                                                       ---------  ---------  ---------  ---------  ---------
                                                                       ---------  ---------  ---------  ---------  ---------

    Changes in fuel cost are recovered through various fuel recovery mechanisms in Kansas and West Virginia. Changes in fuel cost in Missouri, Colorado and British Columbia are generally absorbed.

II.  GAS OPERATING STATISTICS

    The following table summarizes the sales, volume and customers of the company's gas distribution businesses.

                                                     1995         1994         1993         1992         1991
                                                  -----------  -----------  -----------  -----------  -----------
Sales (in millions)
  Residential...................................  $     362.2  $     356.4  $     380.2  $     276.0  $     257.6
  Commercial....................................        153.9        156.9        177.5        130.0        118.8
  Industrial....................................         45.8         66.7         89.8         76.4         90.9
  Other.........................................         54.9         38.6         38.6         33.3         28.7
                                                  -----------  -----------  -----------  -----------  -----------
    Total.......................................  $     616.8  $     618.6  $     686.1  $     515.7  $     496.0
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------
Volumes (MCF)
  Residential...................................       76,461       71,208       74,421       58,095       56,383
  Commercial....................................       37,282       35,952       40,232       32,239       30,861
  Industrial....................................       12,901       18,439       26,868       23,841       30,908
  Transportation................................      178,114      135,924      115,877      112,831      108,044
  Other.........................................        1,827        2,420        3,672        2,683        1,928
                                                  -----------  -----------  -----------  -----------  -----------
    Total.......................................      306,585      263,943      261,070      229,689      228,124
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------
Customers
  Residential...................................      713,586      698,156      661,930      535,058      519,149
  Commercial....................................       76,430       76,015       73,365       60,054       58,299
  Industrial....................................        3,790        3,878        3,874        3,622        3,666
  Other.........................................        2,815        1,581        1,185          582          539
                                                  -----------  -----------  -----------  -----------  -----------
    Total.......................................      796,621      779,630      740,354      599,316      581,653
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------

    The company's gas operations are primarily in the states of Missouri, Kansas, Colorado, Nebraska, Iowa, Minnesota, Michigan and West Virginia. Except for its West Virginia operations, the company procures natural gas through a central gas supply department located in Omaha, Nebraska. For West Virginia the company procures its gas relying on local supplies fed directly into its distribution system and the spot market.

III.  ENERGY RELATED OPERATING STATISTICS

    A description of AEC's segments is presented below.

    A.  WHOLESALE ENERGY MARKETING

    AEC's wholesale energy marketing business is conducted through Aquila Energy Marketing and Aquila Gas Pipeline Corporation (AGP), collectively referred to as Energy Marketing. Energy Marketing is a gas marketing company with a marketing, supply and transportation network consisting of relations with more than 1,000 gas producers and 500 local distribution companies and end-users throughout the United States and in Mexico and Canada. Through more than 350 transportation agreements, it has over 17,500 gas receiving and delivery points available on a network of 33 pipelines. For the five years in the period ended December 31, 1995, Energy Marketing had marketing volumes of 1,427, 1,002, 1,381, 1,589 and 1,003 MMcf/d, respectively.

    In 1995, Energy Marketing began selling electricity to wholesale and other end users similarly to how it markets natural gas. AEC expects that the electricity marketing industry will expand rapidly as electricity futures trading is developed and the infrastructure of this industry segment is established. In 1995 its wholesale power sales totaled more than 135,000 megawatt hours, ranking it among the nation's 10 largest power marketers.

    B.  GAS GATHERING AND PROCESSING

    AEC through AGP gathers and processes natural gas and natural gas liquids. AGP owns and operates a 3,311-mile intrastate gas transmission and gathering network and four processing plants that extract and sell natural gas liquids. Key operating statistics for AGP are presented in the table below.

                                                               1995       1994       1993       1992       1991
                                                             ---------  ---------  ---------  ---------  ---------
Natural gas throughput (MMcf/d)............................        507        372        329        285        142
Natural gas liquids produced (000's barrels/d).............         32         31         31         24          7
Pipeline miles operated....................................      3,311      2,718      2,531      2,014      1,262

    In October 1993, 18% of AGP, or 5.4 million common shares was sold to the public in an initial public offering. The offering resulted in a non-taxable $47.8 million gain.

    C.  OIL AND GAS PRODUCTION

    On September 27, 1995, substantially all of AEC's oil and gas producing properties were sold to another company for $205 million which approximates book value.

IV.  OTHER BUSINESSES AND EQUITY INVESTMENTS

    A.  AUSTRALIA

    On September 6, 1995, PPL, of which the company owns 49.9 percent, acquired United Energy Limited (UE), an Australian electric distribution utility, from the State of Victoria for approximately $1.15 billion. The company's ownership interest cost approximately $257.9 million and was financed with Australian-dollar-denominated bank debt through a consortium of banks.

    UAHL manages UE on behalf of PPL for a fixed fee plus direct expenses and a variable fee based on UE's profitability. UAHL's management contract with PPL has a term of 10 years.

    UE has approximately 520,000 customers and sales volume of 6,393 MWHs. UAHL accounts for its ownership interest in PPL by the equity method. As of December 31, 1995, UAHL's investment in PPL was approximately $257.9 million.

    B.  NEW ZEALAND

    The company has equity investments in two electric distribution utilities in New Zealand. The company through UtiliCorp N.Z., Inc. (UNZ), a 79%-owned subsidiary, owns 39% of WEL Energy Group Limited (WEL) and 27.5% of Power New Zealand Limited (PNZ). PNZ is New Zealand's second largest electric distribution utility with approximately 214,000 customers. WEL has approximately 65,000 customers. On November 30, 1995, UNZ concluded a transaction with Todd Corporation whereby Todd sold its shares in PNZ to UNZ for $69.4 million. Todd Corporation is a 21% shareholder in UNZ. UNZ's investment in PNZ and WEL at December 31, 1995, was $107.1 million and $39.1 million, respectively.

    In February 1995, UNZ paid $16.1 million to WEL to fully pay its capital commitment to WEL. UNZ now participates in WEL's earnings to the full extent of its ownership. Prior to the remaining capital call payment, UNZ's participation in WEL's earnings was limited to 5%.

    C.  UNITED KINGDOM

    The company has various natural gas marketing operations in the United Kingdom through subsidiaries and equity interests. The company's principal gas marketing operations are conducted through United Gas Limited, a subsidiary that markets natural gas to wholesale and industrial customers. The company also has 25% ownership interests in five marketing joint ventures. See pages 27 and 54 for more information on the United Kingdom operations.

    D.  UTILCO GROUP

    UtilCo Group invests in various independent power projects. UtilCo Group's strategy includes investing in projects that are geographically diverse and that use a variety of traditional fuels and proven generation technologies. UtilCo Group has 17 projects in seven states and has committed to invest in a project in Jamaica. UtilCo Group's generating projects have an aggregate capacity of 873 MW.

    In May 1995, UtilCo Group and the company acquired an interest in a co-generation plant that sells its output to a paper and pulp plant in Alabama for $59 million.

    In October 1995, UtilCo Group entered into a joint venture agreement with Air Products and Chemicals, Inc. to develop, own, and operate generation projects. The projects will consist of gas fired combustion turbine applications throughout 16 states in the Midwest.

EXECUTIVE OFFICERS OF THE REGISTRANT

           EXECUTIVE OFFICER                                     PROFESSIONAL EXPERIENCE
---------------------------------------  ------------------------------------------------------------------------
Richard C. Green, Jr.                    TITLES: Chairman of the Board of Directors, and Chief Executive Officer
                                         AGE: 41
                                         5-YEAR HISTORY: Chairman of the Board of Directors since February 1989 and Chief Executive Officer since May 1985. Mr. Green previously was also President from May 1985 to February 1996.

Robert K. Green                          TITLES: President of the company and Chairman of the Board of Directors and Chief Executive Officer of United Energy Limited
                                         AGE: 34
                                         5-YEAR HISTORY: President since February 1996. Executive Vice President from January 1993 to February 1996. Prior to January 1993, Mr. Green
                                          was President of the Missouri Public Service division between 1993 and
                                          1991. Between 1991 and 1989 Mr. Green held various division officer positions with Missouri Public Service.

B. C. Burgess                            TITLE: Senior Vice President, Marketing Services
                                         AGE: 50
                                         5-YEAR HISTORY: In present position since September 1994. Vice President of the company from January 1994 to September 1994. Prior to January
                                          1994, Mr. Burgess was employed by Bell Atlantic Corporation as a Vice
                                          President between 1994 and 1993 and was employed as a Vice President between 1993 and 1990 with Sprint Corporation.

Charles K. Dempster                      TITLE: Chairman of the Board of Directors and Chief Executive Officer of
                                          UtiliCorp U.K., Inc.
                                         AGE: 53
                                         5-YEAR HISTORY: In present position since November 1995. Before current position Mr. Dempster was Vice President, Energy Resources from
                                          September 1994. From December 1995 to January 1993, Mr. Dempster was
                                          President of Aquila Energy Corporation, a subsidiary of the company.
                                          Prior to being employed by the company, Mr. Dempster was President of
                                          Reliance Pipeline Company since 1987.

           EXECUTIVE OFFICER                                     PROFESSIONAL EXPERIENCE
---------------------------------------  ------------------------------------------------------------------------
James G. Miller                          TITLE: Senior Vice President, Energy Delivery
                                         AGE: 47
                                         5-YEAR HISTORY: In present position since September 1994. Prior positions included various division President posts from 1983.

Harvey J. Padewer                        TITLE: Senior Vice President, Energy Resources and Power Services and
                                          President of Aquita Energy Corporation.
                                         AGE:
                                         5-YEAR HISTORY: Present position since January 1996. From May 1995, Mr.
                                          Padewer was Vice President, Power Services. Prior to being employed by the company Mr. Padewer was employed by Asea Brown Boveri Power
                                          Generation, Inc., at various officer level positions for over five years.

James S. Brook                           TITLE: Vice President (Principal Accounting Officer)
                                         AGE: 45
                                         5-YEAR HISTORY: Present position since November 1993. Prior to current position, Mr. Brook held various Vice President positions at Missouri
                                          Public Service and West Kootenay Power since 1980.

Dale J. Wolf                             TITLE: Vice President Finance, Treasurer and Corporate Secretary
                                          (Principal Financial Officer)
                                         AGE: 56
                                         5-YEAR HISTORY: Held present position for 6 years. Prior position was
                                          Vice President, Finance and Treasurer for four years.

    All officers are elected annually by the Board of Directors for a term of one year. Robert K. Green is the brother of Richard C. Green, Jr., and Avis G. Tucker, Director, is the aunt of Richard C. Green, Jr. and Robert K. Green.

ITEM 2.  PROPERTIES.

    The company owns electric production, transmission and distribution systems and gas transmission and distribution systems throughout its service territories. The company also owns gas gathering, processing and pipeline systems. Substantially all utility plant assets in Michigan are mortgaged under terms pursuant to an Indenture of Mortgage and Deed of Trust dated July 1, 1951, as supplemented. Substantially all of the company's Canadian utility plant is mortgaged under terms pursuant to a separate indenture.

I.  UTILITY FACILITIES

    The company's electric generation facilities, as of December 31, 1995, are as follows:

                                                                                 UNIT
                                                                 YEAR         CAPABILITY                  NET
           UNIT                       LOCATION                INSTALLED        (KW NET)      FUEL     GENERATION
--------------------------  ----------------------------  ------------------  -----------  ---------  -----------
MISSOURI
Sibley #1                   Sibley                               1960              52,400    Coal         278,606
Sibley #2                   Sibley                               1962              52,400    Coal         269,358
Sibley #3                   Sibley                               1969             387,900    Coal       1,993,865
Ralph Green #3              Pleasant Hill                        1981              60,100     Gas          22,433
Nevada #1                   Nevada                               1974              18,600     Oil              70
Greenwood #1                Greenwood                            1975              46,100     Oil           1,621
Greenwood #2                Greenwood                            1975              44,200     Oil           2,462
Greenwood #3                Greenwood                            1977              47,200     Oil           3,648
Greenwood #4                Greenwood                            1979              45,700     Oil           4,328
KCI #1                      Platte County                        1970              12,600     Gas           1,202
KCI #2                      Platte County                        1970              12,600     Gas           1,573
KANSAS
Judson Large #4             Dodge City                           1969             137,000   Gas/Oil       326,600
Arthur Mullergren #3        Great Bend                           1963              92,000   Gas/Oil       217,036
Cimarron River #1           Liberal                              1963              58,000     Gas          50,548
Cimarron River #2           Liberal                              1967              14,000     Gas             720
Clifton #1                  Clifton                              1974              71,000     Gas
Clifton #2                  Clifton                              1974               2,500     Oil          23,935
Jeffrey #1                  Pottawatomie County                  1978             111,600    Coal         573,544
Jeffrey #2                  Pottawatomie County                  1980             117,600    Coal         789,712
Jeffrey #3                  Pottawatomie County                  1983             112,000    Coal         738,536
COLORADO
W.N. Clark #1               Canon City                           1955              16,580    Coal         101,960
W.N. Clark #2               Canon City                           1959              29,110    Coal         139,444
Pueblo #6                   Pueblo                               1949              19,000   Gas/Oil        54,573
Diesel #'s 1,2,3,4,5        Pueblo                               1964              10,000     Oil
Diesel #'s 1,2,3,4,5        Rocky Ford                           1964              10,000     Oil
CANADA
No. 1                       Lower Bonnington, BC                 1925              41,400    Hydro        331,084
No. 2                       Upper Bonnington, BC            1907/1916/1940         59,400    Hydro        413,827
No. 3                       South Slocan, BC                     1928              53,200    Hydro        423,633
No. 4                       Corra Linn, BC                       1932              51,300    Hydro        339,679
                                                                              -----------             -----------
TOTAL                                                                           1,785,490               7,103,997
                                                                              -----------             -----------
                                                                              -----------             -----------

    At December 31, 1995, the company had transmission and distribution lines as follows:

                                                              LENGTH
VOLTAGE                                                    (POLE MILES)
-------------------------------------------------------  -----------------
345 KV.................................................             58
230 KV.................................................            276
161 KV.................................................            624
138 KV.................................................             74
115 KV.................................................            924
69 KV..................................................          1,393
34.5 KV................................................          1,860
Less than 34.5 KV......................................             --
Overhead distribution lines............................         16,403
Underground distribution lines.........................          2,509

    At December 31,  1995, the company  owned substations aggregating  9,562,993
KVA.

    At December 31, 1995, the company's gas utility operations had 3,188 miles of gas gathering and transmission pipelines and 20,406 miles of distribution mains and service lines located throughout its service territories.

II.  GAS PROCESSING AND GATHERING ASSETS

    AGP owns or has an interest in 14 natural gas pipeline systems with an aggregate length of approximately 3,311 miles. These pipelines do not form an interconnected system. Set forth below is information with respect to AGP's pipeline systems as of December 31, 1995:

                                                                                              GAS
                                                                                          THROUGHPUT    AVG. DAILY GAS
                                                                                           CAPACITY       THROUGHPUT
                                                                             MILES OF      (MMCF/D)        (MMCF/D)
GATHERING SYSTEMS                                            LOCATION       PIPELINE (1)      (1)             (2)
------------------------------------------------------  ------------------  -----------  -------------  ---------------
Southeast Texas Pipeline System (SETPS)...............       SE Texas            2,138           710             427
Mentone...............................................       W. Texas               13            60              --
Gomez.................................................       W. Texas               11            40               1
Menard County.........................................       W. Texas              118            30               4
Maverick County.......................................       W. Texas              118            20               3
Rhoda Walker..........................................       W. Texas               21            20               6
Panola County.........................................       E. Texas               24             8               1
Elk City..............................................     SW Oklahoma             154           115              73
Mooreland.............................................     NW Oklahoma             313            40              16
Tristar entities:
  Borado-40%..........................................       S. Texas               57            40              18
  Warwink-35%.........................................       W. Texas               44           100              22
  Benedum/Wilshire-5%.................................       W. Texas              204           125               4
Brooks-Hidalgo........................................       S. Texas               96            75               9
                                                                                 -----         -----             ---
                                                                                 3,311         1,383             584
Fuel and Shrinkage....................................                                            --             (78)
                                                                                 -----         -----             ---
Total.................................................                           3,311         1,383             506
                                                                                 -----         -----             ---
                                                                                 -----         -----             ---

------------------------
(1) All capacity, volume and mileage information is approximate. Capacity figures are management's estimates based on existing facilities without regard to the present availability of natural gas.

(2) Excludes off-system sales with average daily volumes of 360 MMcf/d sold from other companies' facilities.

    AGP owns or has an interest in 4 natural gas processing and treating plants with aggregate gas throughput capacity of 495 MMcf/d. Set forth below is information about AGP's processing plants as of December 31, 1995.

                                                                                        NATURAL GAS
                                               GAS THROUGHPUT                             LIQUIDS
PLANT                                             CAPACITY          GAS THROUGHPUT      PRODUCTION       GATHERING SYSTEM
-------------------------------------------  -------------------  -------------------  -------------  ----------------------
La Grange, Texas...........................             230                  213              23.0    SETPS
Somerville, Texas..........................              25                   27               2.9    SETPS
Katy, Texas (3)............................              --                   55               2.3    SETPS
Bendum Plant-5%............................             125                    4                --    Benedum/Wilshire
Elk City, Oklahoma.........................             115                   73               3.4    Elk City
                                                        ---                  ---               ---
Total......................................             495                  372              31.6
                                                        ---                  ---               ---
                                                        ---                  ---               ---

------------------------

(1) All capacity and volume information is approximate. Capacity figures are management's estimates based on existing facilities without regard to the present availability of natural gas.

(2) Volumes from joint venture have been included at the AGP ownership interest.

(3) This plant is owned and operated by a third party from which the AGP receives a portion of the NGLs produced from gas the AGP delivers to the plant.

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

III.  INDEPENDENT POWER PROJECTS

    Information regarding the company's UtilCo Group subsidiary's generating projects is set forth below.

                                                       TYPE OF
                PROJECT & LOCATION                   INVESTMENT     OWNED     (MEGAWATTS)      FUEL         DATE IN SERVICE
---------------------------------------------------  -----------  ----------  -----------  -------------  -------------------
Mega Renewables G.P., 4 projects in California       General          49.75%        12.2   Hydro          Spring 1987(b)
                                                     partnership
Topsham Hydro Partners, Maine                        Leveraged           50%        13.9   Hydro          October 1987
                                                     lease
Stockton CoGen Company, California                   General             50%        49.9   Coal           March 1988(c)
                                                     partnership
Westwood Energy Properties, Pennsylvania             Limited             38%       29.25   Waste coal     July 1988
                                                     partnership
BAF Energy L.P., California                          Limited           23.1%         111   Natural Gas    May 1989
                                                     partnership
Rumford Cogeneration Company L.P., Maine             Limited           24.3%          75   Coal and       May 1990
                                                     partnership                           waste wood
Koma Kulshan Associates, Washington                  Limited          49.75%        13.7   Hydro          October 1990
                                                     partnership
Badger Creek Limited, California                     Limited          49.75%        46.6   Natural gas    April 1991
                                                     partnership
McKittrick Limited, California                       Limited          49.75%        45.4   Natural gas    October 1991
                                                     partnership
Live Oak Limited, California                         Limited             50%        45.8   Natural gas    April 1992
                                                     partnership
Lockport Energy Associates, L.P., New York           Limited          22.56%       168.8   Natural gas    December 1992
                                                     partnership
Orlando Cogen Limited, L.P., Florida                 Limited             50%         120   Natural gas    September 1993
                                                     partnership
Naheola Cogeneration LP, Alabama                     Limited             50%        81.2   Black liquor   March 1993(d)
                                                     partnership                           solids, coal,
                                                                                           gas, wood
Jamaica Private Power Company, Jamaica               Limited             22%          60   Diesel         June 1996 Est.
                                                     liability
                                                     Company

------------------------------
(a) Total capacity, net of power consumed in generation.

(b) Interest acquired by UtilCo Group in June 1989.

(c) Interest acquired by UtilCo Group in December 1988.

(d) Interest acquired by UtilCo Group and the company in May 1995.

ITEM 3.  LEGAL PROCEEDINGS.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

PART 2
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The company's common stock (par $1) is listed on the New York, Pacific and Toronto stock exchanges under the symbol UCU. At December 31, 1995, the company had 38,136 common shareholders of record. Information relating to market prices of common stock and cash dividends on common stock is set forth in the table below.

                                  MARKET PRICE

                                                      HIGH        LOW      CASH DIVIDENDS
                                                    ---------  ---------  -----------------
1995 QUARTERS
  First...........................................      29.50      26.25            .43
  Second..........................................      29.00      27.25            .43
  Third...........................................      28.50      26.63            .43
  Fourth..........................................      29.63      27.50            .43
1994 QUARTERS
  First...........................................      31.63      29.00            .42
  Second..........................................      31.38      28.00            .42
  Third...........................................      29.75      26.25            .43
  Fourth..........................................      27.75      25.38            .43

    Cash dividends on the common stock of the company and its predecessor have been paid each year since 1939.

    Cash dividends on and acquisition of the company's capital stock are restricted by provisions of the MGU Indenture and by the Preference Stock provisions of the Certificate of Incorporation. Under the most restrictive of these provisions, contained in the MGU Indenture, the company may not declare or pay any dividend (other than a dividend payable in shares of its capital stock), whether in cash, stock or otherwise, or make any other distribution, on or with respect to any class of its capital stock, or purchase or otherwise acquire any shares of, any class of its capital stock if, after giving effect thereto, the sum of (i) the aggregate amount of all dividends declared and all other distributions made (other than dividends declared or distributions made in shares of its capital stock) on shares of its capital stock, of any class, subsequent to December 31, 1984, plus (ii) the excess, if any, of the amount applied to or set apart for the purchase or other acquisition of any shares of its capital stock, of any class, subsequent to December 31, 1984, over such amounts as shall have been received by the company as the net cash proceeds of sales of shares of its capital stock, of any class, subsequent to December 31, 1984, would exceed the sum of the net income of the company since January 1, 1985, plus $50 million. In addition, the company may not declare such dividends unless it maintains a tangible net worth of at least $250 million and the aggregate principal amount of its outstanding indebtedness does not exceed 70% of its capitalization. None of the company's retained earnings was restricted as to payment of cash dividends on its capital stock as of December 31, 1995.

    In addition, cash dividends on, and acquisition of, the company's common stock will be restricted by provisions of the Indenture of the company dated as of June 1, 1995 relating to its 8 7/8% Junior Subordinated Deferrable Interest
Debentures, Series A, due 2025. In the event the company elects to defer interest on such Debentures then the company may not declare any dividend on or acquire any shares of its capital stock during such deferral period.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                         1995        1994        1993        1992        1991
                                                      ----------  ----------  ----------  ----------  ----------
Sales...............................................  $  2,798.5  $  2,398.1  $  2,746.1  $  2,339.0  $  1,726.2
Income from operations..............................       225.1       228.0       144.0       165.4       192.7
Net income..........................................        79.8        94.4        86.4        52.9        77.6
Earnings available for common shares................        77.7        91.4        79.5        46.0        69.8
Primary earnings per common share...................        1.72        2.08        1.95        1.32        2.37
Fully diluted earnings per common share.............        1.71        2.06        1.92        1.31        2.27
Cash dividends per common share.....................        1.72        1.70        1.62        1.60        1.54
Total assets........................................     3,885.9     3,111.1     2,850.5     2,552.8     2,387.3
Short-term debt (including current maturities)......       303.7       321.2        71.8       236.8       114.5
Long-term debt......................................     1,355.4       976.9     1,009.7       890.8       928.1
Company-obligated mandarorily redeemable preferred
 securities of a partnership........................       100.0          --          --          --          --
Preference and preferred stock......................        25.4        25.4        83.9        95.1        97.1
Common shareholders' equity.........................       946.3       906.8       851.7       661.1       660.7
Book value per common share.........................       20.59       20.24       20.27       18.66       19.18

------------------------
(1) In 1995, the company recorded a $34.6 million pretax charge related to impaired assets.

(2) In 1995, the company changed its method of accounting for domestic natural gas trading operations to the mark-to-market method. This change in accounting increased sales and income from operations by $29.8 million, net income by $18.3 million and total assets by $201.9 million. This change in accounting has been reflected from January 1, 1995. The pro forma effect on prior periods is not material.

(3) In 1993, AEC, a subsidiary of the company, recorded a $69.8 million restructuring charge against pretax earnings related to a change in strategic direction.

(4) In 1993, AEC sold 18% of AGP in an initial public offering resulting in a non-taxable gain of $47.8 million.

(5) In 1992, AEC recorded a $17.7 million charge against pretax earnings related to improper payments by former employees of AER, a wholly-owned subsidiary of Aquila.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

KEY EVENTS OF 1995

    - In May 1995 the company launched a national marketing campaign to promote EnergyOne, the industry's first nationwide brand for energy products and services.

    - In May 1995 UtiliCorp and its UtilCo Group subsidiary purchased a $59 million, 50% ownership interest in a partnership that owns and operates a cogeneration facility in Alabama.

    - In September 1995 the company acquired a 49.9% ownership interest in United Energy, an Australian electric distribution utility, for approximately $257.9 million. The company manages the utility which serves approximately 520,000 customers in metropolitan Melbourne.

    - In September 1995 UtiliCorp and Novell, Inc. announced a partnership to jointly develop smart networking technologies to better manage energy use by communicating over power lines.

    - In September 1995 the company sold substantially all of its oil and gas production assets for approximately $205 million cash, or about book value.

    - In the fourth quarter of 1995, the company recorded a $34.6 million pretax provision for asset impairments and adopted a new accounting standard regarding long-lived assets.

    - In late 1995 the company changed its accounting method for natural gas trading activities to the mark-to-market method, effective January 1, 1995. This change increased 1995 net income by $18.3 million and primary earnings per share by $.41.

    - In January 1996 UtiliCorp and Kansas City Power & Light Company signed a definitive agreement to merge into a new company. The merger will create a diversified energy company with sales of more $3.5 billion and over $6.5 billion in total assets.

OVERVIEW

    Except where noted, the following discussion refers to the consolidated entity, UtiliCorp United Inc., including its three principal operating segments: electric operations, gas operations and energy related businesses (Aquila Energy Corporation [Aquila]). The company has other operations that effect sales and income from operations which are discussed in the Other Businesses and Equity Investments section. Significant events and trends are presented which have had an effect on the operations of the company during the three-year period ended December 31, 1995. Also presented are factors that may affect future operating results, financial position and liquidity. This discussion should be read in conjunction with the company's consolidated financial statements and accompanying notes.

1995 RESULTS

    UtiliCorp's 1995 earnings available for common shares were $77.7 million or 15% below earnings available in 1994. The 1995 financial results were affected by certain adjustments recorded in the third and fourth quarters of 1995. First, financial results were favorably affected by a change in accounting method related to price risk management activities. This change increased net income by $18.3 million and income from operations by $29.8 million. Second, financial results were reduced by a provision for asset impairments that decreased net income by $19.6 million and income from operations by $34.6 million. And third, financial results were affected negatively by an $11 million pretax reserve established for financial guarantees provided by the company and to certain of its partners in United Kingdom gas marketing ventures. The reserve became necessary due to a sharp decline in British natural gas prices. Also impacting the 1995 financial results was higher interest expense than in 1994 due to acquisition opportunities primarily financed through long- and short-term debt. The company also absorbed approximately $11.5 million (pretax) of costs for restructuring, including early retirements, severance, recruitments and relocations.

                              ELECTRIC OPERATIONS

    The company's electric segment includes the electric utility operations of Missouri Public Service, West Kootenay Power, West Virginia Power and WestPlains Energy.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------
THREE-YEAR REVIEW -- ELECTRIC OPERATIONS                                        1995         1994         1993
---------------------------------------------------------------------------  -----------  -----------  -----------
                                                                                      DOLLARS IN MILLIONS
Sales......................................................................  $     577.7  $     557.0  $     546.9
                                                                             -----------  -----------  -----------
Cost of sales -- fuel and purchased power..................................        193.1        190.7        197.3
                                                                             -----------  -----------  -----------
Gross profit...............................................................        384.6        366.3        349.6
                                                                             -----------  -----------  -----------
Expenses:
  Other operating..........................................................        116.9        101.9         97.8
  Maintenance..............................................................         35.3         38.8         38.5
  Taxes, other than income taxes...........................................         51.3         50.4         48.0
  Depreciation and amortization............................................         53.7         49.9         45.9
                                                                             -----------  -----------  -----------
  Total expenses...........................................................        257.2        241.0        230.2
                                                                             -----------  -----------  -----------
Income from operations.....................................................  $     127.4  $     125.3  $     119.4
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Identifiable assets........................................................  $   1,200.2  $   1,164.6  $   1,162.0
Capital expenditures.......................................................         69.5         81.3         87.4
                                                                             -------------------------------------
Electric sales (MWH 000's).................................................       10,545       10,119        9,924
Number of customers........................................................      434,866      426,414      417,884
                                                                             -------------------------------------

SALES

    Electric sales in 1995 increased $20.7 million or 4% compared to 1994 due to more favorable weather, continued growth in the number of customers, and new rates at West Kootenay Power effective January 1, 1995. Extremely hot summer temperatures in 1995 benefited the company's domestic electric operations. The electric operations in Missouri, Colorado and Kansas, which represent over 80% of total electric sales, peak during the summer months. Sales increased $10.1 million or 2% in 1994 compared to 1993 primarily due to additional customers.

COST OF SALES

    Fuel and purchased power expenses, collectively referred to as cost of sales, increased $2.4 million or 1% in 1995 compared to 1994. The increase was primarily due to favorable weather and increased customers discussed above, offset by reduced fuel costs. Cost of sales decreased significantly in 1994 compared to 1993 due to lower-priced contracts for purchased power, coal and rail transportation.

EXPENSES

    Operating expenses increased $15.0 million or 15% in 1995 compared to 1994 due to additional sales staff expenses and costs of repositioning and reshaping the businesses. In 1995, the company began centralizing business support functions such as human resources, accounting and information technology, among others, which previously were located in the company's individual business units. This centralization process combined with building a sales force are the main causes of the increase. The company expects that its repositioning and reshaping activities will continue in 1996. The increase in depreciation and amortization expense for all periods shown is due to additional capital improvements made to utility assets.

CAPITAL EXPENDITURES

    The capital budget for the next five years is shown below.

                                    GENERATION   TRANSMISSION   DISTRIBUTION     OTHER      TOTAL
                                    -----------  -------------  -------------  ---------  ---------
1996..............................   $    33.8     $    20.3      $    35.2    $    24.8  $   114.1
1997..............................        69.4          14.8           31.6         26.2      142.0
1998..............................        21.0          11.0           32.8         27.1       91.9
1999..............................        14.4           6.7           34.1         29.4       84.6
2000..............................        15.0           5.7           33.2         25.4       79.3

ENVIRONMENTAL MATTERS

    The company has been named as a potentially responsible party (PRP) at five PCB disposal facilities. The company's combined clean-up expenditures have been less than $1 million to date and it anticipates that future expenditures on these sites will not be significant. The company is in compliance with sulfur dioxide emission requirements established by the Clean Air Act Amendments of 1990. The company's environment related expenditures generally are being recovered or deferred pending expected recovery through rates.

COMPETITION

    The electric industry has increasingly become more competitive as federal and state regulators and legislators continue taking steps toward deregulation. The anticipation of reduced regulation triggered some dramatic events in 1995. Five major utility mergers were announced, including three that affect competitors close to or next to the company's service territories. Other utilities have implemented cost reduction programs and organizational changes in preparation for greater competition.

    The company began looking at its strengths and opportunities in respect to future increased competition two years ago when the company brought together approximately 100 employees from around the company to work on a strategic plan that would be the foundation to reposition and reshape the company. In 1995 the company began centralizing business support functions that previously were performed separately in the operating divisions and building its resources and capacity to take advantage of opportunities brought about as competition increases.

    The company currently accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS No. 71), "Accounting for the Effects of Certain Types of Regulation," and accordingly has recorded certain costs as regulatory assets in the financial statements. The company expects that its rates will continue to be based on historical costs for the foreseeable future. If the company discontinued applying SFAS No. 71, it would be required to make adjustments to the carrying value of certain assets.

                                 GAS OPERATIONS

    The company's gas segment includes the gas utility operations of Missouri Public Service, Kansas Public Service, Peoples Natural Gas, Northern Minnesota Utilities, Michigan Gas Utilities and West Virginia Power.

                                                                          YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------
THREE-YEAR REVIEW -- GAS OPERATIONS                                   1995         1994         1993
-----------------------------------------------------------------  -----------  -----------  -----------
                                                                            DOLLARS IN MILLIONS
Sales............................................................  $     616.8  $     618.6  $     686.1
Cost of sales -- Gas purchased for resale........................        348.9        381.1        443.4
                                                                   -----------  -----------  -----------
Gross profit.....................................................        267.9        237.5        242.7
                                                                   -----------  -----------  -----------
Expenses:
  Other operating................................................        129.8        113.7        115.7
  Maintenance....................................................          9.1          8.8          8.8
  Taxes, other than income taxes.................................         26.4         23.1         23.9
  Depreciation and amortization..................................         34.3         30.1         28.6
                                                                   -----------  -----------  -----------
  Total expenses.................................................        199.6        175.7        177.0
                                                                   -----------  -----------  -----------
Income from operations...........................................  $      68.3  $      61.8  $      65.7
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------
Identifiable assets..............................................  $     900.0  $     819.9  $     716.9
Capital expenditures.............................................         39.9         50.7         53.1
                                                                   -------------------------------------
Gas sales (BCF)..................................................          128          128          145
Gas transportation (BCF).........................................          178          136          116
                                                                   -----------  -----------  -----------
Total volume (BCF)...............................................          306          264          261
                                                                   -----------  -----------  -----------
Number of customers..............................................      796,621      779,630      740,354
                                                                   -------------------------------------

SALES

    Sales in 1995 declined by $2.0 million compared to 1994. Several factors significantly affected sales in 1995 compared to 1994. Lower gas prices and customers switching to transportation services decreased sales by approximately $33.8 million. This was offset by favorable weather, a full year of operations at the Kansas gas property acquired in September 1994 and the Missouri pipeline system acquired in January 1995, and additional customers throughout the service territories. Sales in 1994 compared to 1993 were lower by $67.5 million or 10% due to unfavorable weather, lower gas prices and customer switching to transportation services. Customer switching does not effect net income.

COST OF SALES

    The cost of sales changes generally with sales, since all of the company's gas operations contain gas cost adjustment mechanisms that pass through gas cost changes periodically to customers.

EXPENSES

    Operating expenses increased $15.9 million or 14% in 1995 compared to 1994. This is primarily due to additional sales and repositioning and reshaping costs discussed in the electric expenses section on page 20. In addition the 1995 expenses reflect the full year activities of the Kansas gas system and Missouri pipeline acquisitions. Taxes and depreciation increased in 1995 over 1994 primarily due to the addition of acquired assets and capital improvements. Expenses in 1994 were about the same as in 1993.

CAPITAL EXPENDITURES

    The capital budget for the next five years is shown below.

                                                                 DISTRIBUTION     OTHER      TOTAL
                                                                 -------------  ---------  ---------
                                                                             IN MILLIONS
1996...........................................................    $    42.6    $    18.5  $    61.1
1997...........................................................         42.4          6.6       49.0
1998...........................................................         41.0          5.3       46.3
1999...........................................................         40.2          5.3       45.5
2000...........................................................         36.5          4.2       40.7

ENVIRONMENTAL MATTERS

    The company owns or once operated 29 former manufactured gas plants which may or may not require some form of environmental remediation. These are discussed in Note 14 to the Consolidated Financial Statements.

COMPETITION AND OUTLOOK

    The competitive forces affecting the company's electric operations are also affecting the company's gas operations. In addition, as competing electric utilities reduce costs it becomes more difficult to obtain new customers through fuel switching opportunities and in certain cases may result in customer losses. The Federal Energy Regulatory Commission (FERC) Order 636 shifted gas supply responsibilities from traditional pipeline company sources to distribution utilities and allows customers to bypass the company's system by directly connecting to a transportation pipeline.

    The company has addressed increased competition and industry changes in several ways. First, its natural gas is priced competitively in our respective service territories relative to alternative energy sources. Second, the company established in 1993 a central gas procurement function designed, among other reasons, to take advantage of opportunities created by FERC Order 636. Besides offering low cost natural gas, the company offers its customers a wide range of energy solutions to meet customer demands and in some ways raise the standard for its potential competitors.

                           ENERGY RELATED BUSINESSES

    The energy related businesses segment consists solely of the consolidated operations of the company's Aquila Energy subsidiary, including 82%-owned Aquila Gas Pipeline (AGP). Aquila provides natural gas risk management services and is involved in the gathering, processing and marketing of natural gas and the sale of natural gas liquids. Its Aquila Power subsidiary began operations to market wholesale electricity in 1995.

                                                                          YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------
THREE-YEAR REVIEW -- ENERGY RELATED BUSINESS                          1995         1994         1993
-----------------------------------------------------------------  -----------  -----------  -----------
                                                                            DOLLARS IN MILLIONS
Sales:
  Gas marketing (a)..............................................  $     835.7  $     613.2  $     949.3
  Gas sales, transmission and processing.........................        284.7        245.7        267.9
  Gas and oil production.........................................         50.6         76.9         74.8
                                                                   -----------  -----------  -----------
  Total sales....................................................      1,171.0        935.8      1,292.0
                                                                   -----------  -----------  -----------
Cost of sales:
  Cost of gas marketing..........................................        774.8        596.8        953.4
  Cost of gas transmission and processing........................        193.8        166.6        177.1
                                                                   -----------  -----------  -----------
  Total cost of sales............................................        968.6        763.4      1,130.5
                                                                   -----------  -----------  -----------
Gross profit.....................................................        202.4        172.4        161.5
                                                                   -----------  -----------  -----------
Expenses:
  Operating and maintenance......................................         71.2         69.4         63.8
  Depreciation, depletion and amortization.......................         49.6         59.6         60.8
  Provision for asset impairments................................         13.2           --           --
  Restructuring charge (b).......................................           --           --         69.8
                                                                   -----------  -----------  -----------
Total expenses...................................................        134.0        129.0        194.4
                                                                   -----------  -----------  -----------
Income (loss) from operations, before minority interests.........  $      68.4  $      43.4  $     (32.9)
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------
Gain on sale of subsidiary stock.................................  $        --  $        --  $      47.8
Net income.......................................................         24.0          9.3         10.7
Identifiable assets..............................................        873.1        717.1        604.2
Capital expenditures and investments.............................        144.0        113.6         94.5
                                                                   -------------------------------------
Marketing volumes (million cubic feet per day)...................        1,427        1,002        1,381
Natural gas throughput (million cubic feet per day)..............          507          372          329
Natural gas liquids produced (thousand barrels per day)..........           32           31           31
Pipelines operated (miles).......................................        3,311        2,718        2,531
Proven reserves (billion cubic feet)(c)..........................           --          162          119
Production volumes (billion cubic feet)(c).......................           17           27           30
                                                                   -------------------------------------

------------------------

(a) Prior years have been reclassified to conform to the 1995 presentation. Sales were previously reported net of gas cost.

(b) Includes write-off of $3.7 million related to certain assets owned by the company on behalf of Aquila.

(c) Includes barrels of oil expressed as gas equivalent, assuming 6,000 cubic feet of gas per barrel of oil.

SEGMENT HIGHLIGHTS

    For the years ended December 31, 1995, 1994 and 1993, Aquila reported net income of $24.0 million, $9.3 million and $10.7 million, respectively. Net income in 1995 as compared to 1994 and 1993 was 158% and 124% higher. The increase in 1995 reflects significant increases in operating results, favorable impact of a change in accounting principle and a provision for asset impairments. Significant items affecting the comparability of Aquila's financial results are described below.

    CHANGE IN ACCOUNTING PRINCIPLE. Effective January 1, 1995, the company changed its method of accounting for its domestic natural gas trading activities to the mark-to-market method. Under this method, changes in the fair value of Aquila's physical and financial transactions are reflected currently in the Consolidated Financial Statements. Aquila's prior method recognized gains and losses when the underlying physical commodity was sold or produced. The accounting change increased Aquila's 1995 sales and income from operations by $29.8 million and net income by $18.3 million. The cumulative effect on periods prior to 1995 was not material.

    PROVISION FOR ASSET IMPAIRMENTS. In 1995, AGP completed a review of the carrying value of its assets, including the adoption of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), and recorded a non-cash, pretax charge of $13.2 million.

    SALE  OF ASSETS.   In  September 1995, Aquila  sold all  of its  oil and gas
production assets and reserves for approximately $205 million. Oil and gas production activities had a loss of $5.0 million in 1995.

    RESTRUCTURING AND SETTLEMENTS. In 1993, Aquila implemented a new business strategy and recorded a $69.8 million restructuring charge against income for the disposal of certain natural gas contracts, impairment of offshore assets and other restructuring costs. In 1995 and 1994 Aquila's income from operations was favorably affected by $5.0 million and $5.4 million related to settling certain loss contracts more favorably than originally anticipated in 1993 when the contracts were included in the restructuring charge.

    In 1993, AGP completed an initial public offering and sale of 5.4 million shares of its common stock, resulting in a tax-free gain of $47.8 million.

REVIEW OF OPERATIONS

    Sales and cost of sales increased $235.2 million and $205.2 million, respectively, in 1995 compared to 1994 due to a 39% increase in marketing volumes and a 34% increase in gas pipeline throughput. Gas marketing volumes increased due to the acquisition in January 1995 of Tristar Gas Company, which had volumes of approximately 42 million cubic feet per day in 1995. Gas marketing volumes also increased due to further implementation of a new strategy developed in 1994. Sales from net trading activities added $29.8 million to sales and income from operations in 1995. See Price Risk Management section on page 32 for further discussion. Gas marketing sales decreased in 1994 compared to 1993 primarily due to a strategic change at Aquila that was the result of and followed the restructuring charge in 1993. Gas throughput volumes increased in 1995 due to expanded drilling in AGP's gathering region. In 1995 AGP constructed a new pipeline to increase volumes that can be processed from its gathering system. Sales and cost of sales are directly affected by the price of natural gas and natural gas liquids.

    Sales from oil and gas production activities decreased primarily due to the sale of all production assets, which also lowered depreciation, depletion and amortization expense in 1995. The sale resulted in no gain or loss for financial reporting purposes.

OUTLOOK

    The company has adopted a plan to provide both natural gas and electric power commodity services to its wholesale customers from an integrated wholesale marketing staff. This will allow the company to fully meet the needs of customers who will have an ever-increasing portfolio of energy options from which to choose in the future. A number of recent mergers and consolidations of entities in the natural gas marketing industry have increased the focus on controlling marketing share on a volumetric basis. The company expects the gas marketing industry to consolidate into a few mega-marketing companies. Electric power marketing will be impacted by the regulatory environment of the industry. It is currently unclear as to when the various regulatory agencies will open access to all power customers, including retail users. These regulatory decisions may have a significant impact on the future economics of the power marketing sector.

    The gas processing and gathering business will be influenced by natural gas and oil commodity prices and the drilling activity surrounding its major pipeline asset in Southeast Texas. Continued exploration success in this area by oil and gas companies will bolster this unit's future. Many pipeline acquisition opportunities also exist in this operational area.

                    OTHER BUSINESSES AND EQUITY INVESTMENTS

UTILCO GROUP

    The table below summarizes selected financial and operating data of the UtilCo Group subsidiary.

                                                                                       1995       1994       1993
                                                                                     ---------  ---------  ---------
                                                                                           DOLLARS IN MILLIONS
Equity in earnings (a).............................................................  $    21.9  $    19.2  $    15.0
Net income (loss)(b)...............................................................        (.2)       6.4        3.2
Equity investment..................................................................      170.3      122.8      100.2
Share of project assets............................................................      535.3      379.8      363.1
Share of project liabilities.......................................................      394.3      291.8      282.9
                                                                                     -------------------------------
Aggregate capacity (megawatts).....................................................        873        792        732
Operating projects.................................................................         16         15         15
Projects under construction........................................................          1          1         --
                                                                                     -------------------------------

------------------------
(a) Includes both the company and UtilCo Group's ownership interest in a power project.

(b) Includes a $15.4 million non-cash charge against income for an impairment of a project investment.

    UtilCo Group had a net loss of $.2 million in 1995 after recording a pretax $15.4 million non-cash charge relating to an impairment of a project. UtilCo Group reported net income of $6.4 million in 1994 and $3.2 million in 1993. Equity in earnings from partnerships increased $2.7 million or 14%. The increase was due primarily to earnings from a project acquired in May 1995, offset by an unplanned curtailment of a project due to availability of excess hydro power in the region. The increase in 1994 net income compared to 1993 is due to increased sales at two projects that operated near capacity. Net income in 1993 was reduced due to the increase in the corporate tax rate.

    UtilCo Group has equity ownership interests in 17 independent power projects, 16 of which are in commercial operation. In May 1995, the company and UtilCo Group purchased a 50% ownership interest in an 81 MW chemical recovery and cogeneration facility at the James River Corporation's Naheola pulp and paper mill in Pennington, Alabama. The plant, which began operations in 1993, suppplies the Naheola mill with all its black liquor solids processing, steam and compressed air needs, as well as approximately 60% of the mill's electricity needs. In October 1994, UtilCo Group agreed to acquire an equity interest in a 60-megawatt electric generating project now being built in Kingston, Jamaica. It is scheduled to begin commercial operation in 1996. The $138 million facility will sell its electric capacity and output to Jamaica Public Service Company under a 20-year contract. The company will hold a 22 percent interest in the project and expects to contribute approximately $11.6 million in equity.

    In October 1995, UtilCo Group entered into a joint venture agreement with Air Products and Chemicals, Inc. to develop, own, and operate generation projects. The projects will consist of gas-fired combustion turbine applications throughout the Midwest.

    Consistent with UtiliCorp's strategy of spreading risks, UtilCo Group has invested in generating projects located in seven states and one foreign country. Each project uses traditional fuels and proven technologies, and is a competitive, low-cost producer of wholesale power. The projects sell their electric output under long-term contracts with terms ranging from 15 to 40 years.

INTERNATIONAL EQUITY INVESTMENTS

    AUSTRALIA

    On September 6, 1995, Power Partnership Limited (PPL), of which the company owns 49.9%, acquired United Energy Limited (UE), an Australian electric distribution utility, from the State of Victoria for approximately $1.15 billion. The company's ownership interest cost approximately $257.9 million and was financed primarily with Australian denominated bank debt through a consortium of banks. UtiliCorp Australia Holdings Limited (UAHL), a wholly-owned subsidiary of the company, manages UE on behalf of PPL. In 1995 the company's Australian investments contributed $2.9 million to the company's net income.

    NEW ZEALAND

    On November 30, 1995, UtiliCorp N.Z. Inc. (UNZ), a 79%-owned subsidiary, completed a transaction that resulted in UNZ owning approximately 27.5% of Power New Zealand Limited (PNZ). PNZ is an electric utility distribution company that provides service to approximately 214,000 customers. Prior to this transaction, UNZ owned approximately 7.5% of PNZ.

    In late February 1995,  UNZ paid $16.1 million  to WEL Energy Group  Limited
(WEL) to satisfy its capital commitment to WEL. UNZ now participates in WEL's earnings to the full extent of its ownership. Before paying the final capital commitment, UNZ's participation in WEL's earnings was limited to 5%. UNZ held 39% of WEL at the end of 1995. WEL is an electric distribution utility serving approximately 65,000 customers.

    The company's New Zealand investments contributed $.7 million to 1995 consolidated net income. For 1994 and 1993 the results from New Zealand were not material.

    UNITED KINGDOM

    Net income (loss) from the United Kingdom businesses for the three-year period ended December 31, 1995 were $(2.5) million, $2.4 million and $.5 million, respectively. The company has several business ventures in the United Kingdom that market natural gas to wholesale and industrial customers. United Gas Limited (UGL) is the company's primary subsidiary. At the end of 1995, UGL had approximately 27,000 gas marketing customers.

    In addition to UGL, the company has five gas marketing joint ventures (collectively referred to as Regional Gas Companies or RGCs) in which it is a 25% equity partner. The decline in 1995 results compared to 1994 is primarily due to the decline in spot market prices and its effects on margins at the RGCs and certain commitments the company or subsidiaries have with its partners. In the fourth quarter 1995, the company reserved $11.0 million (pretax) for probable funding requirements the company expects to make to support its investments in RGCs and recognized $1.6 million as its share of RGC net losses. Results in 1995 were favorably affected by a gain on the sale of one of its RGC investments and by a favorable gas settlement. See Note 14 for further discussion on financial commitments.

OTHER

    NOVELL PARTNERSHIP

    On September 13, 1995, the company and Novell, Inc. (Novell) announced a partnership to jointly develop certain technologies and products to better manage energy consumption in home and business environments. Under the terms of this alliance the company and Novell will co-develop, co-own and jointly market applications that allow customers to optimize their use of energy on a 24-hour, real-time basis. In October an initial cash payment was made by the company to Novell for related license rights. The two companies also announced the founding of the Smart Energy Network Alliance, an open industry consortium that will provide leadership in defining the standards for future energy programs, network management and other smart energy network solutions.

                        LIQUIDITY AND CAPITAL RESOURCES

    The company's cash requirements arise primarily from its growth strategy, electric and gas utility construction programs and non-regulated investment opportunities. UtiliCorp's ability to attract the necessary financial capital at reasonable terms is critical to the company's overall plan. Acquisitions and investments have been initially financed with short-term debt and later permanently funded with various long-term debt securities or common equity, depending on market conditions.

    OPERATING CASH FLOWS

    Cash flows from operating activities were $261.2 million, $229.3 million and $289.3 million for the three-year period ended December 31, 1995, respectively. Cash flow from operating activities increased $31.9 million between 1995 and 1994. This increase was primarily due to a net favorable increase in working capital and other changes in assets and liabilities. Working capital accounts were significantly affected by volume increases and higher natural gas prices compared to the prior year. Taken together, accounts receivable including accrued revenues less accounts payable reduced working capital by $73.5 million, primarily due to cash being used to pay energy cost related obligations before cash is collected from customers. Partially offsetting this use of cash was increased net borrowings from the company's accounts receivable financing program which provided $50.8 million of additional operating cash flow. The change to the mark-to-market method of accounting for certain financial instruments (more fully explained on page 32) and the provision for asset impairments did not affect cash flows.

    Cash flow from operating activities decreased $60.0 million between 1994 and 1993 due to unfavorable changes in working capital. As discussed above, operating cash flows are affected by the timing of cash payments and accounts receivable collections.

    INVESTING CASH FLOWS

    Over the past three years, cash used (provided) by the company's investing activities was as follows:

                                                                                      1995       1994       1993
                                                                                    ---------  ---------  ---------
                                                                                              IN MILLIONS
Electric capital expenditures.....................................................  $    69.5  $    81.3  $    87.4
Gas capital expenditures..........................................................       39.9       50.7       53.1
Acquired businesses:
  Nebraska gas system.............................................................         --         --       99.0
  Kansas gas system...............................................................         --       22.1         --
  Missouri pipeline system........................................................       78.0         --         --
  Australia electric utility......................................................      257.9         --         --
  New Zealand electric utilities..................................................      121.4         --         --
  Other acquisitions..............................................................       22.9        6.1
Oil and gas reserve development and purchases.....................................       39.3       80.4       39.1
Gas transmission and processing additions.........................................      104.7       33.2       55.4
Independent power projects........................................................       59.0       22.2       28.8
Sale of oil and gas properties....................................................     (204.5)        --         --
Sale of subsidiary stock..........................................................         --         --      (74.6)
Other.............................................................................       46.8       50.3        6.5
                                                                                    ---------  ---------  ---------
Net cash invested.................................................................  $   634.9  $   346.3  $   294.7
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

    CAPITAL EXPENDITURES

    The company's utility expenditures are primarily made to extend service to new customers, upgrade existing distribution systems and pipe and make periodic improvements to generation assets. Gas transmission and processing additions consists of expenditures from AGP. The increase in 1995 compared to 1994 and 1993 is primarily due to construction in mid-1995 of a 30-inch pipeline to connect AGP's gathering system to a processing plant.

    BUSINESS ACQUISITIONS

    In May 1995, the company and UtilCo Group paid $59 million to acquire a 50% ownership interest in a partnership that owns and operates a chemical recovery and cogeneration facility in Alabama. This is the company's largest single investment in an independent power project to date. The facility sells its electric output to a pulp and paper mill.

    In January 1995, the company completed its acquisition of a 218-mile intrastate gas pipeline and gas distribution system for $78.0 million. These businesses now operate as UtiliCorp Pipeline Systems, Inc. (UPL), a wholly-owned subsidiary of the company. UPL had sales of $14.3 million in 1995.

    In January 1995, the company acquired Broad Street Oil & Gas Company, a gas marketing company based in Ohio, and AGP acquired Tristar Gas Company, a Texas gas processing, gathering and marketing firm. Broad Street Oil & Gas concentrates on marketing natural gas to small to medium size commercial businesses through a network of contract sales representatives. Tristar Gas Company sold approximately 156 million cubic feet per day of natural gas in 1995. Tristar focuses its marketing efforts on Texas intrastate natural gas markets.

    In September 1994, the company spent $22.1 million cash to acquire Kansas gas distribution and selected transmission assets from NorAm Energy Corp. The Kansas system serves about 22,000 customers in Wichita and surrounding communities. In February 1993, the company spent $99.0 million cash to acquire NorAm's Nebraska gas distribution system serving approximately 124,000 customers in 63 eastern Nebraska communities.

    See page 27 for discussion of the company's international investments in Australia and New Zealand and page 25 for disposition of oil and gas properties.

    The company's operating cash flow provided approximately 41%, 66% and 98% of the needed funds for the three years ended December 31, 1995, applying operating cash flows to investing activities first. Additional cash needs are derived from various financing activities discussed below.

    FINANCING CASH FLOWS

    Cash inflow (outflow) related to financing activities of the company over the last three years is presented in the table below.

                                                                                     1995       1994       1993
                                                                                   ---------  ---------  ---------
                                                                                             IN MILLIONS
COMMON STOCK ISSUES:
  Various stock ownership and option plans.......................................  $    29.5  $     2.8  $    34.1
  Issue--5.2 million shares......................................................         --         --      144.7
  Dividends......................................................................      (80.0)     (77.6)     (74.4)
  Treasury Stock.................................................................        6.6       (6.6)        --
SENIOR NOTE ISSUES:
  8.45% Series...................................................................         --       99.5         --
  6.0% Series....................................................................         --         --       63.5
  8.0% Series....................................................................         --         --      123.3
  6.875% Series..................................................................       99.3         --         --
  9.3% Series (retirement).......................................................     (125.0)        --         --
Monthly income securities........................................................      100.0         --         --
Mortgage bonds, Series 1.........................................................         --         --      (63.5)
Australian denominated debt......................................................      222.8         --         --
New Zealand denominated debt.....................................................       63.6         --         --
8.8% secured debentures..........................................................         --         --       18.8
Net change in short-term debt....................................................      106.2      112.4     (160.9)
Other long-term debt activities, net.............................................       (5.8)       4.6      (24.5)
Preference stock.................................................................         --       (6.8)      (9.0)
                                                                                   ---------  ---------  ---------
Net cash from financing activities...............................................  $   417.2  $   128.3  $    52.1
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    To supplement the company's internally generated cash flows, the company has various short-term credit programs. A primary source of cash has been bank borrowing from uncommitted bank lines. In addition, the company can issue commercial paper aggregating $150 million. To support the commercial paper program, the company has a $250 million committed revolving credit agreement with a consortium of banks. The credit agreement expires in December 2000 and allows the issuance of notes that bear interest at rates based on the prime rate or various money market rates.

    The company also has two accounts receivable sale programs. The level of funding available from these programs varies depending on the level of eligible accounts receivable, which fluctuates seasonally. Under these programs, the company may borrow another $37 million.

    On December 8, 1995, the company obtained an extended grace period for a long-term debt to capitalization ratio covenant from its creditor on its 9.21% senior notes. The grace period extends to June 30, 1996. The company classified this debt as long-term as management believes it is probable that the company will meet the covenant ratio by June 30, 1996 and for foreseeable future periods.

    FUTURE CASH REQUIREMENTS

    Future cash requirements include utility plant additions, dividends, and required redemptions of long-term securities and acquisition opportunities.

    The company's estimated required funds for capital expenditures and maturing long-term debts are shown below for the next five years.

                                                                  1996       1997       1998       1999       2000
                                                                ---------  ---------  ---------  ---------  ---------
                                                                                     IN MILLIONS
Electric......................................................  $   114.1  $   142.0  $    91.9  $    84.6  $    79.3
Gas...........................................................       61.1       49.0       46.3       45.5       40.7
Energy related................................................       54.6       35.6       39.5       34.2       35.9
Corporate and other...........................................       42.1       27.7        9.1        2.5        2.4
Maturing long-term debt.......................................       15.1       25.8      147.7      165.9      270.1
                                                                ---------  ---------  ---------  ---------  ---------
Total.........................................................  $   287.0  $   280.1  $   334.5  $   332.7  $   428.4
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------

    See the sections of this report on electric operations, gas operations and energy related businesses for further details on capital expenditures.

    The amounts shown for corporate are primarily the estimated investment in software related projects. The company is in the process of developing new integrated financial management, materials management and customer information systems. These are designed to meet its expanding informational needs as it implements the Energy One-SM- strategy.

PENDING MERGER WITH KANSAS CITY POWER & LIGHT COMPANY (KCPL)

    On January 19, 1996, the company, KCPL and KC United Corp. (KCU) entered into an Agreement and Plan of Merger (the Merger Agreement) which provides for a strategic business combination of the company and KCPL in a "merger-of-equals" transaction (the Transaction). Pursuant to the Merger Agreement, the company and KCPL will merge with and into KCU (which may be renamed at the discretion of the company and KCPL), a corporation formed for the purpose of the Transaction. Under the terms of the Merger Agreement, each share of the company's common stock will be exchanged for 1.096 shares of KCU common stock and each share of KCPL common stock will be exchanged for one share of KCU common stock. Based on the number of shares of the company's common stock and KCPL's common stock outstanding on the date of the Merger Agreement, the company' s common shareholders will receive about 45% of the common equity of KCU and KCPL's common shareholders will receive about 55%.

    The Transaction is designed to qualify as a pooling of interests for accounting and financial reporting purposes. Under this method of accounting, the recorded assets and liabilities of the company and KCPL would be carried forward to the consolidated financial statements of KCU at their recorded amounts. The income of KCU would include the combined income of the company and KCPL as though the Transaction occurred at the beginning of the accounting period. The Prior periods would be combined and presented as those of KCU.

    The Transaction will create a diversified energy company with total combined sales of over $3.5 billion and over $6.5 billion in total assets, serving about
2.5 million customers in the United States, Canada, the United Kingdom, New Zealand, Australia, China and Jamaica. The business of the combined companies will consist of electric utility operations, gas utility operations and various non-utility enterprises including independent power projects, and gas marketing, gathering and processing operations.

    The Transaction is subject to approval from each company's shareholders and a number of regulatory authorities. The regulatory approvals process is expected to take about 12 to 18 months. The Merger Agreement includes termination provisions which may require certain payments to the party to the Transaction under certain circumstances, including a payment of $58 million if the Transaction is terminated by a party and within two and one-half years following such termination, the terminating party agrees to consummate or consummates certains business combination transactions.

PRICE RISK MANAGEMENT

    Effective January 1, 1995, the company adopted the mark-to-market method of accounting (MTM) for its non-price regulated gas trading business. Under MTM, natural gas forwards, futures, swaps, options and other financial instruments are recorded at fair value, net of future servicing costs and reserves, and recognized as revenue upon contract execution in the Consolidated Statements of Income. The resulting unrealized gains and losses are recorded as Price Risk Management Assets and Liabilities in the accompanying Consolidated Balance Sheets. The change to MTM resulted in an increase in pretax income of $29.8 million ($18.3 million after tax) for the year ended December 31, 1995 as compared to the results under the previous accounting method. The company previously accounted for this activity by the accrual method of accounting. The company has not shown the pro forma effect of the adoption of MTM on prior periods since the cumulative impact on prior period earnings was immaterial.

    The impact in the current year primarily results from the effect of certain contractual sales commitments which had been designated as hedges of a portion of the company's natural gas reserves. As discussed in Note 4, the company sold its oil and gas reserves in September 1995. The resulting open position of the commitments created a change in the price risk management assets and liabilities.

    Current period changes in the assets and liabilities from risk management activities are recognized as revenues in the Consolidated Statements of Income. The changes in the assets and liabilities primarily result from newly originated transactions, changes in the price of natural gas, the timing of settlements related to these contracts and changes in the various risk reserves. The market prices used to value these transactions reflect management's best estimate of market prices considering various factors, including closing exchange and over-the-counter quotations. The reserves are established for a number of risks and costs associated with the company's future commitments, including the credit risks of its counterparties, the time value of money, the impact of liquidating the portfolio in an orderly manner over a reasonable period of time under present market conditions, and other identifiable contingencies.

    The company generally attempts to balance its fixed-price physical and financial purchase and sales contracts both volumetrically and in terms of future timing of the commitments. However, net open positions often exist or are established due to the origination of new transactions and the company's assessment, based upon information gained from its gas marketing activities, of future price movements. As a result, the company is to some extent affected by fluctuating market prices. At December 31, 1995, a price movement of $.10 per MCF for natural gas would have impacted income from operations by approximately $1.7 million.

    The change in accounting method does not impact the company's gas marketing activities in the U.K. or its financial instruments associated with its natural gas liquids hedging or electricity brokering. The company enters into futures, forwards, swaps and options in order to hedge purchase and sales commitments, inventories and anticipated production of these products. Changes in the market value of such transactions are deferred until the gain or loss is recognized on the hedged commitment.

INCOME TAXES

    The level of income tax expense during the three-year period fluctuated generally with the level of pretax accounting income, except for 1993. The effective tax rate in 1993 was significantly affected by the non-taxable gain on the sale of subsidiary stock and the passage of the Budget Reconciliation Act of 1993 (the Act.)

    As a result of the Act, the company made a retroactive adjustment to reflect the increase in the corporate tax rate from 34% to 35%, effective January 1, 1993. The rise in the tax rate increased 1993 income tax expense approximately $4.0 million, or $.10 per average common share. Deferred income tax liabilities from regulated operations were also increased. However, because it is anticipated these additional taxes would be recovered through rates, a regulatory asset was established and included in deferred charges in the accompanying balance sheet. See Note 12 to the Consolidated Financial Statements for further discussion.

    The company has available approximately $88 million of alternative minimum tax (AMT) credits. AMT credits have an indefinite life.

NEW ACCOUNTING STANDARD

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based
Compensation" (SFAS 123). SFAS 123 requires companies to either record or disclose pro forma information on the fair value of certain stock-based programs including stock options and employee stock purchase plans. The company currently provides stock options to certain employees and has an employee stock purchase program whereby employees may purchase company common stock at a 15% discount. Under SFAS 123, these plans will require either the recording of compensation expense or pro forma disclosures of net income and earnings per share had the company elected to record compensation expense. The company has not yet evaluated the accounting and reporting implications of SFAS 123 and does not have an estimate of additional compensation expense associated with affected plans. SFAS 123 is required to be adopted in fiscal years beginning after December 15, 1995.

EFFECTS OF INFLATION

    In the next few years, the company anticipates that the level of inflation, if moderate, will not have a significant effect on operations or acquisition activity.

FORWARD-LOOKING INFORMATION

    This report contains forward-looking information. Such statements involve risks and uncertainties and there are certain important factors that could cause actual results to differ materially from those anticipated. Some of the important factors which could cause actual results to differ materially from those anticipated include, but are not limited to, future national and regional economic and competition conditions, inflation rates, regulatory changes, weather conditions, financial market conditions, interest rates, future business decisions, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         CONSOLIDATED STATEMENTS OF INCOME

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1995        1994        1993
                                                                               ----------  ----------  ----------
                                                                                 IN MILLIONS, EXCEPT PER SHARE
Sales........................................................................  $  2,798.5  $  2,398.1  $  2,746.1
Cost of sales................................................................     1,881.8     1,575.8     1,960.6
                                                                               ----------  ----------  ----------
Gross profit.................................................................       916.7       822.3       785.5
                                                                               ----------  ----------  ----------
Operating, administrative and maintenance expense............................       511.6       448.8       430.9
Depreciation, depletion and amortization.....................................       145.4       145.5       140.8
Provision for asset impairments..............................................        34.6          --          --
Restructuring charge.........................................................          --          --        69.8
                                                                               ----------  ----------  ----------
Income from operations.......................................................       225.1       228.0       144.0
                                                                               ----------  ----------  ----------
Interest expense -- long-term debt...........................................       110.2        89.5        89.0
Interest expense -- short-term debt and other interest, net..................         3.2         6.9         1.5
Equity in earnings of investments and partnerships...........................       (23.8)      (18.3)      (16.4)
Gain on sale of subsidiary stock.............................................          --          --       (47.8)
Minority interests...........................................................         3.7         3.4         1.3
                                                                               ----------  ----------  ----------
Earnings before income taxes.................................................       131.8       146.5       116.4
                                                                               ----------  ----------  ----------
Income taxes.................................................................        52.0        52.1        30.0
                                                                               ----------  ----------  ----------
Net income...................................................................        79.8        94.4        86.4
                                                                               ----------  ----------  ----------
Preference dividends.........................................................         2.1         3.0         6.9
                                                                               ----------  ----------  ----------
Earnings Available for Common Shares.........................................  $     77.7  $     91.4  $     79.5
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted Average Common Shares Outstanding:
  Primary....................................................................       45.08       43.97       40.74
  Fully diluted..............................................................       45.47       45.18       44.27
                                                                               ----------------------------------
Earnings Per Common Share:
  Primary....................................................................  $     1.72  $     2.08  $     1.95
  Fully diluted..............................................................        1.71        2.06        1.92
                                                                               ----------------------------------

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                          DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1995        1994        1993
                                                                               ----------  ----------  ----------
                                                                                      DOLLARS IN MILLIONS
Current Assets:
  Cash and cash equivalents..................................................  $    110.7  $     67.2  $     55.9
  Funds on deposit...........................................................        41.2        44.8        14.4
  Accounts receivable, net...................................................       332.2       215.6       234.6
  Inventories and supplies, at average cost..................................       112.5       134.3       101.8
  Price risk management assets...............................................        26.4          --          --
  Prepayments and other......................................................        53.0        51.9        31.4
                                                                               ----------  ----------  ----------
Total current assets.........................................................       676.0       513.8       438.1
                                                                               ----------  ----------  ----------
Property, plant and equipment, net...........................................     2,279.6     2,266.4     2,159.1
                                                                               ----------  ----------  ----------
Investments in subsidiaries and partnerships.................................       574.4       148.5       102.7
                                                                               ----------  ----------  ----------
Price risk management assets.................................................       175.5          --          --
                                                                               ----------  ----------  ----------
Deferred charges.............................................................       180.4       182.4       150.6
                                                                               ----------  ----------  ----------
Total Assets.................................................................  $  3,885.9  $  3,111.1  $  2,850.5
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                      LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
  Current maturities of long-term debt........................  $    15.1  $   138.8  $     1.8
  Short-term debt.............................................      288.6      182.4       70.0
  Accounts payable............................................      434.3      340.3      392.5
  Accrued liabilities.........................................       34.8       43.1       48.4
  Price risk management liabilities...........................       67.9         --         --
  Other.......................................................      107.1       89.0       52.1
                                                                ---------  ---------  ---------
Total current liabilities.....................................      947.8      793.6      564.8
                                                                ---------  ---------  ---------
Long-term liabilities:
  Long-term debt, net.........................................    1,355.4      976.9    1,009.7
  Deferred income taxes and credits...........................      279.2      300.4      235.0
  Price risk management liabilities...........................       94.6         --         --
  Other deferred credits......................................      137.2      108.0      105.4
                                                                ---------  ---------  ---------
Total long-term liabilities...................................    1,866.4    1,385.3    1,350.1
                                                                ---------  ---------  ---------
Company-obligated mandatorily redeemable preferred securities
 of partnership...............................................      100.0         --         --
                                                                ---------  ---------  ---------
Preferred and preference stock................................       25.4       25.4       83.9
                                                                ---------  ---------  ---------
Common shareowners' equity....................................      946.3      906.8      851.7
                                                                ---------  ---------  ---------
Commitments and contingencies.................................
                                                                ---------  ---------  ---------
Total Liabilities and Shareowners' Equity.....................  $ 3,885.9  $ 3,111.1  $ 2,850.5
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

          See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF PREFERRED AND PREFERENCE STOCK

                                                                                                  DECEMBER 31,
                                                                                         -------------------------------
                                                                                           1995       1994       1993
                                                                                         ---------  ---------  ---------
                                                                                         DOLLARS IN MILLIONS, EXCEPT PER
                                                                                                      SHARE
Preference Stock, not mandatorily redeemable:
  $2.05 series, 1,000,000 shares.......................................................  $    25.0  $    25.0  $    25.0
Preference Stock, convertible and mandatorily redeemable:
  $1.775 series (2,885,000 shares outstanding at December 31, 1993)....................         --         --       58.5
Preferred Stock of Subsidiary, retractable.............................................         .4         .4         .4
                                                                                         ---------  ---------  ---------
Total Preferred and Preference Stock...................................................  $    25.4  $    25.4  $    83.9
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------

             CONSOLIDATED STATEMENTS OF COMMON SHAREOWNERS' EQUITY

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1995       1994       1993
                                                                                     ---------  ---------  ---------
                                                                                       DOLLARS IN MILLIONS, EXCEPT
                                                                                                PER SHARE
Common Stock: authorized 100,000,000 shares, par value $1 per share, 45,965,952 shares outstanding (44,827,135 at December 31, 1994 and 42,021,160 at December 31,
 1993)
  Balance beginning of year........................................................  $    44.8  $    42.0  $    35.4
  Issuance of common stock.........................................................        1.2        2.8        6.6
                                                                                     ---------  ---------  ---------
Balance end of year................................................................       46.0       44.8       42.0
                                                                                     ---------  ---------  ---------
Premium on Capital stock:
  Balance beginning of year........................................................      774.2      722.4      545.7
  Issuance of common stock.........................................................       26.4       51.8      177.1
  Other............................................................................         --         --        (.4)
                                                                                     ---------  ---------  ---------
Balance end of year................................................................      800.6      774.2      722.4
                                                                                     ---------  ---------  ---------
Retained Earnings:
  Balance beginning of year........................................................      107.0       93.4       81.5
  Net income.......................................................................       79.8       94.4       86.4
  Dividends on preference stock....................................................       (2.1)      (3.0)      (6.9)
  Dividends on common stock -- $1.72 per share in 1995, $1.70 in 1994, and $1.62 in
   1993............................................................................      (77.9)     (74.6)     (67.1)
  Reissuance of common stock.......................................................        (.6)      (3.2)       (.5)
                                                                                     ---------  ---------  ---------
Balance end of year................................................................      106.2      107.0       93.4
                                                                                     ---------  ---------  ---------
Treasury stock, at cost (227,587 shares at December 31, 1994)......................         --       (6.6)        --
                                                                                     ---------  ---------  ---------
Currency Translation Adjustment....................................................       (6.5)     (12.6)      (6.1)
                                                                                     ---------  ---------  ---------
Total Common Shareowners' Equity...................................................  $   946.3  $   906.8  $   851.7
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1995       1994       1993
                                                                                     ---------  ---------  ---------
                                                                                           DOLLARS IN MILLIONS
Cash Flows From Operating Activities:
  Net income.......................................................................  $    79.8  $    94.4  $    86.4
  Adjustments to reconcile net income to net cash provided:
    Depreciation, depletion and amortization.......................................      155.6      147.1      146.0
    Gain on sale of subsidiary stock...............................................         --         --      (47.8)
    Restructuring charge...........................................................         --         --       69.8
    Provision for asset impairments................................................       34.6         --         --
    Net changes in price risk management assets and liabilities....................      (39.4)        --         --
    Deferred taxes and investment tax credits......................................      (21.2)      65.4      (14.8)
    Equity in earnings from investments and partnerships...........................      (23.8)     (18.3)     (16.4)
    Dividends from investments and partnerships....................................       18.6       13.7       16.4
    Changes in certain current assets and liabilities, net of effects of acquisitions and restructuring --
      Accounts receivable and accrued revenues.....................................     (167.4)      40.6       46.8
      Accounts receivable sold.....................................................       50.8      (21.5)     (10.9)
      Fuel and materials...........................................................       21.9      (32.6)      (7.6)
      Accounts payable.............................................................       93.9      (52.2)      13.9
      Accrued taxes................................................................       (6.7)      (7.3)      10.0
      Other........................................................................       29.7       18.4       11.4
    Changes in other assets and liabilities, net...................................       34.8      (18.4)     (13.9)
                                                                                     ---------  ---------  ---------
Cash provided from operating activities............................................      261.2      229.3      289.3
                                                                                     ---------  ---------  ---------
Cash Flows From Investing Activities:
  Additions to utility plant.......................................................     (109.4)    (132.0)    (140.5)
  Purchase of utility and other businesses.........................................     (100.9)     (28.2)     (99.0)
  Investments in international businesses..........................................     (379.3)        --         --
  Sale of subsidiary stock.........................................................         --         --       74.6
  Investments in non-regulated generating assets...................................      (59.0)     (22.2)     (28.8)
  Proceeds on sale of oil and gas properties.......................................      204.5         --         --
  Investments in energy related properties.........................................     (144.0)    (113.6)     (94.5)
  Other............................................................................      (46.8)     (50.3)      (6.5)
                                                                                     ---------  ---------  ---------
Cash used for investing activities.................................................     (634.9)    (346.3)    (294.7)
                                                                                     ---------  ---------  ---------
Cash Flows From Financing Activities:
  Issuance of common stock.........................................................       29.5        2.8      178.8
  Issuance of company-obligated mandatorily redeemable preferred securities of
   partnership.....................................................................      100.0         --         --
  Retirements of preference stock..................................................         --       (6.8)      (9.0)
  Treasury stock sold (acquired)...................................................        6.6       (6.6)        --
  Issuance of long-term debt, net of premium paid..................................      415.2      104.1      217.4
  Retirement of long-term debt.....................................................     (160.3)        --      (99.8)
  Short-term borrowings (repayments), net..........................................      106.2      112.4     (160.9)
  Cash dividends paid..............................................................      (80.0)     (77.6)     (74.4)
                                                                                     ---------  ---------  ---------
Cash provided from financing activities............................................      417.2      128.3       52.1
                                                                                     ---------  ---------  ---------
Increase in cash and cash equivalents..............................................       43.5       11.3       46.7
Cash and cash equivalents at beginning of year.....................................       67.2       55.9        9.2
                                                                                     ---------  ---------  ---------
Cash and Cash Equivalents at End of Year...........................................  $   110.7  $    67.2  $    55.9
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

          See accompanying notes to consolidated financial statements.

               NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The consolidated financial statements of UtiliCorp United Inc. (the company, a Delaware corporation) include all operating divisions and all majority-owned subsidiaries. The company's principal lines of business are electric and gas utility operations, gas marketing, gas processing and independent power generation. The North American utility businesses operate in eight states and one province of Canada. Natural gas is marketed in 45 states and the company's gas processing operations are in Texas and Oklahoma. In addition to U.S. and Canadian businesses, the company has various investments in Australia, the United Kingdom, New Zealand and Jamaica. All significant intercompany accounts and transactions have been eliminated.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company's accounting policies conform to generally accepted accounting principles which, in the case of the company's utility operations, consider the impact of rate regulation.

    MINORITY INTERESTS. Minority interests represent the minority stockholders' proportionate share of the stockholders' equity and net income, primarily Aquila Gas Pipeline Corporation (AGP). The company also owns majority interest in a gas marketing company in the United Kingdom and in a company that invests in New Zealand electric utilities.

    REGULATION. The company's utility operations are subject to regulation by various regulatory authorities. The company currently applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets related to the company's energy generation, transmission and distribution operations. The table below presents the amount of regulatory assets recorded at December 31, 1995, 1994 and 1993, respectively.

                                                                                       1995       1994       1993
                                                                                     ---------  ---------  ---------
                                                                                           DOLLARS IN MILLIONS
Income taxes.......................................................................  $    53.7  $    72.3  $    66.2
Environmental liabilities..........................................................       10.4       10.9        9.3
Debt related costs.................................................................       23.8       21.9       24.0
Regulatory accounting orders.......................................................        7.8        8.3        8.8
Demand side management programs....................................................        8.6        5.0        3.3
Post-retirement benefits...........................................................        8.5        7.9        5.4
Purchased gas and related costs....................................................        3.3        4.2        5.8
Other (including FERC Order No. 636)...............................................       30.3       31.6       14.8
                                                                                     ---------  ---------  ---------
Total..............................................................................  $   146.4  $   162.1  $   137.6
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

    UTILITY PLANT AND DEPRECIATION. Utility plant is stated at original cost. Repair and maintenance costs are expensed as incurred. When property is replaced, removed or abandoned, its cost, together with the costs of removal less salvage, is charged to accumulated depreciation.

    For financial statement purposes, depreciation is provided on a straight-line basis over the estimated lives of depreciable property by applying composite average annual rates, ranging from 3.0% to 4.6%, as approved by regulatory authorities.

    The excess of total acquisition costs over the aggregate regulated value of net assets acquired to date is included in utility plant ($164.7 million, net of $32.0 million in accumulated amortization at December 31, 1995) and is being amortized on a straight-line basis over periods ranging from 15 to 40 years.

    OIL AND GAS PROPERTIES. Oil and gas properties were accounted for using the full cost method. Under the full cost method, all costs associated with gas and oil property acquisition, exploration and development, including non-productive costs, were capitalized. See Note 4 for discussion of the sale of substantially all of the company's oil and gas production assets.

    The provision for depreciation, depletion and amortization was determined using the units of production method over the estimated lives of the producing properties based on estimated quantities of proved reserves. Amortization per MCF equivalent averaged $1.27, $1.44 and $1.27 in 1995, 1994 and 1993, respectively. Gathering, processing and other energy related property is depreciated using a composite average annual rate of 5.0%.

    SALES RECOGNITION, PURCHASED GAS ADJUSTMENTS AND ENERGY ADJUSTMENT CLAUSES. Sales are generally recognized when the products or services are delivered, except price risk management activities. See below for price risk management policy. Gas sales and the company's electric utility sales in Kansas and West Virginia are subject to adjustment clauses. Differences between amounts collected and allowable costs are recorded as over- or under-recovered gas costs and fuel and purchased power costs in accordance with the ratemaking policies of regulatory authorities.

    Beginning with the 1995 annual financial statements, the company began to present gas marketing sales and cost of gas separately. Previously net margin was included in sales. The effect of this change is reflected in all periods presented. A comparison of previously reported amounts to 1995's presentation is presented below:

                                                                                              1994        1993
                                                                                           ----------  ----------
                                                                                            DOLLARS IN MILLIONS
Total sales as previously reported.......................................................  $  1,514.6  $  1,571.6
Aquila's gas marketing sales.............................................................       596.8       953.4
Reclassification of businesses from other income, net to respective income statement
 captions................................................................................       286.7       221.1
                                                                                           ----------  ----------
Total Sales..............................................................................  $  2,398.1  $  2,746.1
                                                                                           ----------  ----------
                                                                                           ----------  ----------

    Effective January 1, 1995, the company adopted the mark-to-market method of accounting for its domestic natural gas trading activities, principally conducted by Aquila Energy Corporation, a wholly-owned subsidiary of the company. Under mark-to-market accounting, the company's domestic natural gas trading contracts, including both physical transactions and financial instruments, are recorded at fair value, net of future servicing costs and reserves, and recognized as sales or expense upon contract execution. Changes in the market value of this contract portfolio (resulting primarily from newly originated transactions and the impact of price movements) are recognized as gains or losses in the period of change. The resulting unrealized gains and losses are recorded as price risk management assets and liabilities.

    The company's prior method recognized gains and losses when the underlying physical commodity was sold. The change was made to more fairly present the current results of the company's operations related to this business and to recognize that value is created and the earnings process is completed when the contractual commitments are finalized. The effect of this change was immaterial for prior periods and increased 1995 sales and income from operations by $29.8 million ($18.3 million after tax).

    The impact in the current year primarily results from the effect of certain contractual sales commitments which had been designated as hedges of a portion of the company's natural gas reserves. As discussed in Note 4, the company sold its oil and gas reserves in September 1995. The resulting open position of the commitments created a change in the price risk management assets and liabilities.

    ACCOUNTING FOR  FINANCIAL  INSTRUMENTS.   As  indicated above,  the  company
accounts for financial instruments associated with its domestic natural gas trading activities using the mark-to-market method.

    Activities for non-trading purposes consist of transactions entered into by the company's other businesses to hedge the impact of market fluctuations on assets, liabilities, or other contractual commitments. Changes in the market value of these transactions are deferred until the gain or loss on the hedged item is recognized.

    INCOME TAXES. The company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined by applying tax regulations existing at the end of a reporting period to the cumulative temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred investment tax credits are amortized over the lives of the related properties. No provision is made for U.S. income taxes on undistributed earnings of the company's international businesses ($9.5 million at December 31, 1995) because it is management's intention to reinvest such earnings in those international operations. Consolidated income before income taxes for the years ended December 31, 1995, 1994 and 1993, included $11.2, $9.1 and $10.7 million, respectively, from international operations.

    CASH EQUIVALENTS AND CASH FLOW INFORMATION. Cash equivalents are defined as temporary cash investments with a maturity of three months or less. As of December 31, 1995, 1994 and 1993, the company had cash of $77.5 million, $58.5 million and $52.2 million, respectively, held in foreign countries.

    Cash payments for interest and taxes and supplemental disclosure relating to acquisition activities are presented below:

                                                                                       1995       1994       1993
                                                                                     ---------  ---------  ---------
                                                                                           DOLLARS IN MILLIONS
Cash paid during the year for --
  Interest, net of amount capitalized..............................................  $   135.4  $   100.3  $    94.5
  Income taxes.....................................................................       46.9       11.4       24.5
                                                                                     -------------------------------
Liabilities assumed in acquisitions --
  Fair value of assets acquired....................................................  $   114.0  $    35.9  $   106.3
  Cash paid for acquisitions.......................................................      100.9       28.2       99.0
  Liabilities assumed..............................................................       13.1        7.7        7.3
                                                                                     -------------------------------

    EARNINGS PER COMMON SHARE. Primary earnings per common share are computed on the basis of the weighted average number of common shares outstanding.

    Fully diluted earnings per common share assume conversion of convertible subordinated debentures and convertible preference stock for the periods they were outstanding and dilutive.

    CONCENTRATION OF FOREIGN OPERATIONS AND CURRENCY TRANSLATION ADJUSTMENTS. As of December 31, 1995, 1994 and 1993, the company had 18.5%, 9.5% and 10.0%, respectively, of its assets denominated in foreign currencies. Management believes the economies in which its international businesses operate are stable. Changes in the value of these foreign currencies affect asset and liability value, and income and loss contributions.

    The financial statements of foreign operations have been translated into U.S. dollars using the weighted average exchange rates for income statement items and year-end exchange rates for balance sheet items. The resulting translation adjustments increase or decrease common shareowners' equity.

    RECLASSIFICATIONS. Certain prior year amounts in the consolidated financial statements have been reclassified where necessary to conform to the 1995 presentation.

                        NOTE 2: MERGER AND ACQUISITIONS

PROPOSED MERGER -- KANSAS CITY POWER & LIGHT COMPANY (KCPL)

    On January 19, 1996, the company, KCPL and KC United Corp. (KCU) entered into an Agreement and Plan of Merger (the Merger Agreement) which provides for a strategic business combination of the company and KCPL in a "merger-of-equals" transaction (the Transaction). Pursuant to the Merger Agreement, the company and KCPL will merge with and into KCU (which may be renamed at the discretion of the company and KCPL), a corporation formed for the purpose of the Transaction. Under the terms of the Merger Agreement, each share of the company's common stock will be exchanged for 1.096 shares of KCU common stock and each share of KCPL common stock will be exchanged for one share of KCU common stock. Based on the number of shares of the company's common stock and KCPL's common stock outstanding on the date of the Merger Agreement, the company's common shareholders will receive about 45% of the common equity of KCU and KCPL's common shareholders will receive about 55%.

    The Transaction is designed to qualify as a pooling of interests for accounting and financial reporting purposes. Under this method, the recorded assets and liabilities of the company and KCPL would be carried forward to the consolidated financial statements of KCU at their recorded amounts. The income of KCU would include the combined income of the company and KCPL as though the merger occurred at the beginning of the accounting period. Prior period financial statements would be combined and presented as KCU.

    The Transaction will create a diversified energy company with total combined sales of over $3.5 billion, over $6.5 billion in total assets and about 2.5 million customers in the United States, Canada, the United Kingdom, New Zealand, Australia, China and Jamaica. The business of the combined companies will consist of electric utility operations, gas utility operations and various non-utility enterprises including independent power projects and gas marketing, gathering and processing operations.

    The Transaction is subject to approval from each company's shareholders and a number of regulatory authorities. The regulatory approvals process is expected to take about 12 to 18 months. The Merger Agreement includes termination provisions which may require certain payments to the party to the Transaction under certain circumstances, including a payment of $58 million if the Transaction is terminated by a party and within two and one-half years following such termination, the terminating party agrees to consummate or consummates certains business combination transactions.

INTEREST IN AUSTRALIAN ELECTRIC UTILITY

    On September 6, 1995, Power Partnership Pty Limited (PPL), of which the company owns 49.9 %, acquired United Energy Limited (UE), an Australian electric distribution utility, from the State of Victoria. The company paid approximately $257.9 million for its 49.9 % ownership interest in PPL. The company manages the operations of UE on behalf of PPL and receives an annual management fee consisting of a base amount indexed to the consumer price index and a variable amount based on UE's financial performance. The management agreement extends for 10 years from date of acquisition.

    The company financed its ownership interest primarily through two five-year Australian-dollar-based revolving credit facilities. See Note 10 for more information regarding financing arrangements and interest rate swaps used for risk management purposes.

    The acquisition was recorded as a purchase and PPL's results are accounted for using the equity method of accounting. The purchase price was allocated based on estimated fair values at the date of the acquisition. The excess of purchase price over the fair value of assets was approximately $634 million including approximately $450 million related to a license fee, and is reflected as various intangible assets on PPL's financial records. The equity investment is included in Investments in Subsidiaries and Partnerships on the Consolidated Balance Sheet. See Note 8 for more information regarding year-end investment balance and equity in earnings. Pro forma unaudited results of operations for the company, assuming the acquisition occurred at the beginning of the period, are shown below. For the

1994 period, the pro forma results include UE's results for the 12 months ended June 30, 1995. UE began operations on July 1, 1994, and the 1995 amounts represent the most comparable figures for the pro forma table.

                                                                                                 YEAR ENDED
                                                                                                DECEMBER 31,
                                                                                           ----------------------
                                                                                              1995        1994
                                                                                           ----------  ----------
                                                                                            IN MILLIONS, EXCEPT
                                                                                                 PER SHARE
Sales....................................................................................  $  2,798.5  $  2,398.1
Income from operations...................................................................       225.1       228.0
Net income...............................................................................        81.7        89.9
Earnings available for common shares.....................................................        79.6        86.9
                                                                                           ----------------------
Primary earnings per share...............................................................  $     1.76  $     1.98
Fully diluted earnings per share.........................................................        1.75        1.96
                                                                                           ----------------------

INTEREST IN NEW ZEALAND ELECTRIC UTILITIES

    On November 30, 1995, UtiliCorp N.Z., Inc. (UNZ), a subsidiary of the company, acquired 20.0% of the common stock of Power New Zealand Limited (PNZ), a New Zealand electric distribution utility, from Todd Corporation for approximately $69.4 million. This acquisition was financed through a New Zealand-dollar-denominated credit facility. PNZ is New Zealand's second largest electric distribution utility, serving approximately 214,000 customers. UNZ owned 7.5% of PNZ prior to completing the transaction with Todd Corporation and owned approximately 27.5% of PNZ as of December 31, 1995. Todd Corporation is a 21% shareholder in UNZ.

    In February 1995, UNZ paid $16.1 million to WEL Energy Group Limited (WEL) to satisfy its capital commitment. UNZ now participates in WEL's earnings to the full extent of its ownership. Prior to the payment of the remaining capital commitment, UNZ's participation in WEL's earnings was limited to 5%. WEL is an electric distribution utility serving approximately 65,000 customers.

OTHER ACQUISITIONS

    On May 22, 1995, the company and UtilCo Group, a wholly-owned subsidiary, acquired a 50% interest in an independent power project in Alabama for $59 million. The project sells its generation output to a paper processing plant.

    On January 5, 1995, the company purchased a 218-mile intrastate natural gas pipeline system in Missouri from Edisto Resources Corporation for $78 million.

    On January 17, 1995, the company acquired Broad Street Oil and Gas (Broad Street), a gas marketing company, for $7.0 million. Broad Street sells natural gas to approximately 10,000 commercial customers in nine states.

    On January 17, 1995, AGP acquired Tristar Gas Company for $16.3 million in cash. Based in Texas, Tristar gathers, processes, and markets natural gas and natural gas liquids.

    In September 1994, the company acquired the Kansas gas distribution and selected pipeline properties of NorAm Energy Corp. (NorAm) for $23.0 million. The Kansas system serves approximately 22,000 customers.

    In February 1993, the company acquired a Nebraska gas distribution system from NorAm for $106 million, including $21 million in working capital. The Nebraska system serves approximately 124,000 customers.

                         NOTE 3: PRICE RISK MANAGEMENT

    PRICE RISK MANAGEMENT ACTIVITIES. The company offers price risk management services primarily for the commodity of natural gas. These services are provided through a variety of financial instruments, including forward contracts which commit the company to purchase or sell natural gas in the future; swap agreements, which require payments to (or receipt of payments from) counterparties based on the differential between two prices for the commodity specified by the swap; futures and options contracts traded on the New York Mercantile Exchange (NYMEX); and other contractual arrangements.

    The availablity and use of these types of contracts allow the company to manage and hedge its contractual commitments, reduce its exposure relative to the volatility of cash market prices, take advantage of selected arbitrage opportunities via open positions and protect its investment in storage inventories. The company is also able to secure additional sources of physical natural gas supply or create additional markets for existing supply through the use of exchange for physical (EFP) transactions allowed by NYMEX. The management of these types of transactions is referred to herein as price risk management activities.

    MARKET RISK. The company's price risk management activities involve offering fixed price commitments into the future. At December 31, 1995, the term of the natural gas portfolio extended to the year 2008. Although the company generally attempts to balance its physical and financial purchase and sale contracts in terms of quantities and contract performance, net open positions often exist or are established due to the origination of new transactions and the company's assessment of, and response to, changing market conditions. The company will at times create a net open position or allow a net open position to continue when it believes, based upon competitive information acquired from its energy marketing activities, that future price movements will be consistent with its net open position. To the extent that the company has an open position, it is exposed to the risk that fluctuating market prices may adversely impact its financial position or results from operations. The company has established trading policies and exposure limits that are monitored and reviewed. A price movement of $.10 per MCF for natural gas at December 31, 1995 would have impacted income from operations by approximately $1.7 million.

    MARKET VALUATION. The market prices used to value these transactions reflect management's best estimate of market prices considering various factors including closing exchange and over-the-counter quotations, time value of money and price volatility factors underlying the commitments. These market prices are adjusted to reflect the potential impact of liquidating the company's position in an orderly manner over a reasonable period of time under present market conditions.

    The company has considered a number of risks and costs associated with the future commitments that are included in the market valuation of the natural gas portfolio, including credit risks associated with the financial condition of counterparties, product location (basis) differentials and other risks which management policy dictates. A calculation of the time value of money is also applied to all contracts. The company continuously monitors the valuation of identified risks and adjusts them based on present market conditions.

    The counterparties in the company's portfolio consist primarily of financial institutions, oil and gas companies and independent power producers. The creditworthiness of the company's counterparties may impact its overall exposure to credit risk, either positively or negatively. However, the company maintains credit policies with regard to its counterparties that management believes minimizes overall credit risk. The following table displays the mark-to-market results of the company's natural gas transactions at December 31, 1995 and the average value for the year ended December 31, 1995:

                                                                         PRICE RISK                  PRICE RISK
                                                                     MANAGEMENT ASSETS         MANAGEMENT LIABILITIES
                                                                 --------------------------  --------------------------
                                                                  AVERAGE VALUE   12/31/95    AVERAGE VALUE   12/31/95
                                                                 ---------------  ---------  ---------------  ---------
                                                                                  DOLLARS IN MILLIONS
Independent power producers....................................     $    93.6     $   187.6     $      --     $      --
Financial institutions.........................................           2.9           9.1          30.6          38.6
Oil and gas producers..........................................            .6           2.0          12.0          30.7
Gas transmission...............................................            .9           2.4           4.8          19.7
Other..........................................................           1.2           3.3           0.7           2.9
                                                                        -----     ---------         -----     ---------
Gross value....................................................          99.2         204.4          48.1          91.9
Reserves.......................................................            --            --          36.2          70.6
                                                                        -----     ---------         -----     ---------
Total..........................................................     $    99.2     $   204.4     $    84.3     $   162.5
                                                                        -----     ---------         -----     ---------
                                                                        -----     ---------         -----     ---------
Net value......................................................                   $    41.9
                                                                                  ---------
                                                                                  ---------

    Three independent power producers comprise the majority of the Company's net price risk management assets. The concentration of customers, which fluctuates with changes in market conditions, may impact the company's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic, regulatory or other conditions.

                             NOTE 4: RESTRUCTURINGS

AQUILA RESTRUCTURING

    In the fourth quarter of 1993, the Aquila Energy subsidiary implemented a new business strategy and recorded a $69.8 million charge against income ($45 million after tax) for disposal of selected gas sales contracts, impairment of certain offshore assets, and other restructuring costs. Since then, Aquila has been settling various contracts and reducing this reserve. In the first quarter of 1995, Aquila completed its restructuring plan. The net contract settlements were more favorable than originally anticipated in 1993, resulting in a $5.0 million and $5.4 million positive adjustment to income from operations for the years ended December 31, 1995 and 1994.

AGP PUBLIC OFFERING

    In October 1993, AGP completed an initial public offering and sale of 5.4 million shares of common stock, representing approximately 18% of its total shares outstanding. Net proceeds of the offering were about $74.6 million and were used to reduce short-term debt incurred for working capital purposes. This transaction resulted in a gain of $47.8 million, recorded as non-operating income in the Consolidated Statement of Income. Consistent with U.S. tax laws, no income tax expense was recorded related to this gain.

SALE OF OIL AND GAS ASSETS

    On September 27, 1995, the company sold assets of Aquila Energy Resources Corporation, a wholly-owned subsidiary of Aquila Energy, for approximately $205 million in cash, which approximated their carrying value. The assets sold consisted of substantially all of the company's oil and gas reserves.

                          NOTE 5: ACCOUNTS RECEIVABLE

    The components of accounts receivable, net on the Consolidated Balance Sheets are:

                                                                                    1995       1994       1993
                                                                                  ---------  ---------  ---------
                                                                                            IN MILLIONS
Accounts receivable, net........................................................  $   405.1  $   261.7  $   297.1
Unbilled revenue................................................................       95.5       71.5       76.6
Financing program...............................................................     (168.4)    (117.6)    (139.1)
                                                                                  ---------  ---------  ---------
Total...........................................................................  $   332.2  $   215.6  $   234.6
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

    The company has agreements with financial institutions to sell, on a continuing basis, up to $205 million of eligible accounts receivable on a limited recourse basis. Fees associated with these sales were approximately (in millions) $8.6 in 1995, $6.9 in 1994 and $5.4 in 1993 and are included in interest expense in the accompanying Consolidated Statements of Income.

                     NOTE 6: PROPERTY, PLANT AND EQUIPMENT

    The components of property, plant and equipment, net are as follows:

                                                                                  1995        1994        1993
                                                                               ----------  ----------  ----------
                                                                                          IN MILLIONS
Electric utility.............................................................  $  1,645.0  $  1,578.7  $  1,526.6
Gas utility..................................................................     1,064.8       954.6       896.3
Gas gathering and pipeline systems...........................................       547.0       440.0       419.8
Oil and gas properties.......................................................      --           416.7       337.2
Other non-regulated plant....................................................       106.2        88.3        80.9
Construction in process......................................................        47.6        23.3        22.3
                                                                               ----------  ----------  ----------
                                                                                  3,410.6     3,501.6     3,283.1
Less -- depreciation, depletion and amortization.............................     1,131.0     1,235.2     1,124.0
                                                                               ----------  ----------  ----------
Net Property, Plant and Equipment............................................  $  2,279.6  $  2,266.4  $  2,159.1
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    JOINTLY OWNED ELECTRIC UTILITY PLANT. The company holds an 8% ownership interest in three coal-fired, approximately 600-megawatt generating units (Jeffrey Energy Center or JEC) and leases another 8% of JEC energy output. The JEC is operated by another utility. At December 31, 1995, electric utility plant and accumulated depreciation included $100.8 million and $43.2 million, respectively, related to the company's investment in JEC. The pro rata share of JEC expenses is reflected in the Consolidated Statements of Income.

                           NOTE 7: ASSET IMPAIRMENTS

    In 1995 the company reviewed its long-lived asset carrying value and also adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). In the fourth quarter of 1995, the company recorded a non-cash charge of approximately $34.6 million for long-term asset impairments. The assets related to this charge are summarized below:

                                                                    PRETAX WRITEDOWN
                                                                    -----------------
                                                                       IN MILLIONS
Investment in an independent
 power project (UtilCo Group).....................................      $    15.4
Gas gathering systems (AGP).......................................           13.2
Gas processing plants.............................................            6.0
                                                                            -----
Total.............................................................      $    34.6
                                                                            -----
                                                                            -----

    The impairment loss related to UtilCo Group's investment in a power project was primarily caused by a change in the projected cash flows of the project after considering updated projections of future energy prices. This resulted in the write-off of the remaining investment balance.

    The impairment loss relating to AGP's gas gathering systems stems from a review of cash flows on a system-by-system basis. Prior to adoption of SFAS 121, AGP assessed asset realization at a cash flow level higher than SFAS 121 requires. In preparing cash flow projections related to AGP's assets certain assumptions were used. The more significant assumptions included constant throughput flow based on 1994 actual throughput for an estimated remaining life of 20 years. Cash flows were discounted based on AGP's weighted average cost of capital.

    The impairment loss relating to gas processing plants relate to a review conducted after the sale of Aquila's oil and gas properties. These company-owned plants were managed as part of Aquila's properties, but were not part of Aquila. In assessing these plants separately under the principles of SFAS 121, the cash flows from these assets were not sufficient to recover the carrying value of the plants.

              NOTE 8: INVESTMENTS IN SUBSIDIARIES AND PARTNERSHIPS

    The consolidated financial statements include the company's investments in electric distribution utilities in Australia (via UtiliCorp Australia Holding Limited [UAHL]) and New Zealand (via UNZ), five U.K. gas marketing joint ventures (via UtiliCorp U.K., Limited) and 17 power projects (via UtilCo Group) accounted for under the equity method. For the company's international businesses, adjustments for all significant differences between U.S. generally accepted accounting principles and local accounting standards have been made to the amounts included in the company's consolidated financial statements.

                                                                            INVESTMENT DECEMBER 31, (A)      SHARE OF PRETAX
                                                                                                                 EARNINGS
                                                                          -------------------------------  --------------------
                                            OWNERSHIP       COUNTRY         1995       1994       1993       1995       1994
                                           -----------  ----------------  ---------  ---------  ---------  ---------  ---------
                                                                                           DOLLARS IN MILLIONS
UAHL investment..........................       49.9%   Australia.......  $   257.9  $      --  $      --  $     1.3  $      --
UNZ investments:
  WEL Energy Group Ltd. (d)..............         39%        New Zealand       39.1       24.3         --        2.2         .2
  PNZ....................................       27.5%        New Zealand      107.1         --         --         --         --
UtiliCorp U.K., Limited investments
 (c).....................................         25%     United Kingdom         --        1.4        2.5       (1.6)      (1.1)
UtilCo Group partnerships (b)(c).........     22%-50%     U.S. & Jamaica      170.3      122.8      100.2       21.9       19.2
                                                                          ---------  ---------  ---------  ---------  ---------
                                                                          $   574.4  $   148.5  $   102.7  $    23.8  $    18.3
                                                                          ---------  ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------  ---------


                                             1993
                                           ---------

UAHL investment..........................  $      --
UNZ investments:
  WEL Energy Group Ltd. (d)..............         --
  PNZ....................................         --
UtiliCorp U.K., Limited investments
 (c).....................................        1.4
UtilCo Group partnerships (b)(c).........       15.0
                                           ---------
                                           $    16.4
                                           ---------
                                           ---------

------------------------
(a) Investment exceeds interest in the underlying company or partnership net assets. Acquisition and transaction costs included in the investment balances are being amortized on a straight-line basis over the remaining lives of the related assets.

(b) Investment and share of pretax earnings include the James River project, 49% owned by the company and 1% owned by UtilCo.

(c) Investments are aggregated. Individual investments are not significant.

(d) Prior to February 1995, the company's participation in WEL's results was limited to 5%.

    Summarized combined financial information of unconsolidated material equity investments is presented below.

                                                                                             DECEMBER 31,
                                                                                   --------------------------------
                                                                                      1995       1994       1993
                                                                                   ----------  ---------  ---------
                                                                                         DOLLARS IN MILLIONS
Assets
  Current assets.................................................................  $    336.5  $   115.7  $   111.2
  Non-current assets.............................................................     2,785.3      855.5      881.0
                                                                                   ----------  ---------  ---------
  Total assets...................................................................  $  3,121.8  $   971.2  $   992.2
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ---------  ---------
Liabilities and Equity
  Current liabilities............................................................  $    276.5  $    93.7  $    92.3
  Non-current liabilities........................................................     2,125.6      694.8      735.8
  Equity.........................................................................       719.7      182.7      164.1
                                                                                   ----------  ---------  ---------
  Total liabilities and equity...................................................  $  3,121.8  $   971.2  $   992.2
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ---------  ---------
Operating Results
  Revenues.......................................................................  $    729.6  $   352.8  $   313.1
  Costs and expenses.............................................................       657.3      299.7      269.2
                                                                                   ----------  ---------  ---------
  Net income.....................................................................  $     72.3  $    53.1  $    43.9
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ---------  ---------

                            NOTE 9: SHORT-TERM DEBT

    Short-term debt outstanding at December 31, 1995, 1994 and 1993 is comprised of the following items:

                                                                                  1995        1994        1993
                                                                               ----------  ----------  ----------
                                                                                      DOLLARS IN MILLIONS
Bank borrowing (uncommitted).................................................  $    153.1  $    155.4  $     70.0
Commercial paper.............................................................       135.5        27.0          --
                                                                               ----------  ----------  ----------
Total........................................................................  $    288.6  $    182.4  $     70.0
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted average interest rate at year end...................................        6.14%       6.20%       3.51%
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    The company has commercial paper programs aggregating $150 million. To support the programs, the company has a revolving credit agreement with a consortium of banks aggregating $250 million. The revolving credit agreement allows the issuance of notes which bear interest at rates based on the prime rate or various money market rates. The revolving credit agreement contains restrictive covenants and the company pays an annual commitment fee of .17% on the revolving credit agreement.

       NOTE 10: LONG-TERM DEBT AND COMPANY-OBLIGATED PREFERRED SECURITIES

    The company's long-term debt is summarized below.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
DOLLARS IN MILLIONS                                                               1995        1994        1993
                                                                               ----------  ----------  ----------
First Mortgage Bonds:
  Various, 9.92%*, due 1996-2008.............................................  $     23.0  $     23.0  $     36.1
Senior Notes:
  9.30% Series, due December 1, 1995.........................................          --       125.0       125.0
  6.0% Series, due April 1, 1998.............................................        70.0        70.0        70.0
  9.21% Series, due October 11, 1999.........................................        50.0        50.0        50.0
  8.45% Series, due November 15, 1999........................................       100.0       100.0          --

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
DOLLARS IN MILLIONS                                                               1995        1994        1993
                                                                               ----------  ----------  ----------
  Aquila Southwest Energy 8.29% Series, due September 15, 2002...............        87.5       100.0       100.0
  6.375% Series, due June 1, 2005............................................       100.0          --          --
  8.2% Series, due January 15, 2007..........................................       130.0       130.0       130.0
  10.5% Series, due December 1, 2020.........................................       125.0       125.0       125.0
  9.0% Series, due November 15, 2021.........................................       150.0       150.0       150.0
  8.0% Series, due March 1, 2023.............................................       125.0       125.0       125.0
Secured Debentures of West Kootenay Power:
  9.98%*, due 1995-2023......................................................        50.3        54.0        57.9
Subordinated Debentures:
  6.625%, due July 1, 2011...................................................         8.0        20.7        23.9
New Zealand Denominated Credit Facility......................................        63.6          --          --
Australian Denominated Credit Facility.......................................       222.8          --          --
Other Notes and Obligations..................................................        65.3        43.0        18.6
                                                                               ----------  ----------  ----------
Total Long-Term Debt (including current maturities)..........................  $  1,370.5  $  1,115.7  $  1,011.5
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

------------------------
*Weighted average interest rate.

    The amount of long-term debt maturing in each of the next five years, including sinking fund provisions, is as follows (in millions): 1996 -- $15.1; 1997 -- $25.8; 1998 -- $147.7; 1999 -- $165.9; and 2000 -- $270.1.

    In June 1995, the company issued $100 million of 6.375% Senior Notes due in 2005. Net proceeds of $99.3 million were used to reduce short-term debt. The Notes are the initial securities issued under a $200 million shelf registration of debt securities.

    In November 1994, the company issued $100 million of 8.45% Senior Notes due in 1999. The net proceeds of $99.5 million were used to reduce short-term debt incurred for construction and acquisitions, and for general corporate purposes.

    In June 1995, UtiliCorp Capital L.P. (UC), a limited partnership of which the company is the general partner, issued 4,000,000 shares of 8.875% Cumulative Monthly Income Preferred Securities, Series A, for $100 million. The limited partnership interests represented by the preferred securities are redeemable at the option of UC, after June 12, 2000, at $25 per preferred security plus accrued interest and unpaid dividends. Holders of the securities are entitled to receive dividends at an annual rate of 8.875% of the liquidation preference value of $25. Dividends are payable monthly and in substance are tax deductible by the company. The securities are shown as Company-Obligated Mandatorily Redeemable Preferred Securities of a Partnership on the Consolidated Balance Sheet. The net proceeds were used to reduce short-term debt.

    UtiliCorp South Pacific, Inc. (USP) has a $135 million New Zealand-dollar-denominated credit facility with a consortium of banks that was utilized to finance a portion of the investment made by UNZ. The interest rate floats with changes in the New Zealand bank bill rate. The interest rate at December 31, 1995, was 8.98% and matures February 28, 1998. A commitment fee of
 .20% applies to the unused portion of the credit facility.

    UAHL has two 5-year credit facilities ($225 million and $100 million [Australian]) with a consortium of banks that were utilized to finance the ownership interest in UE. The interest rate floats with changes in the Australian bank bill rate. The weighted average interest rate at December 31, 1995 was 7.91%. A commitment fee of .20% applies to the unused portion of the credit facility. Borrowings from this facility are considered long-term as it is the company's intention to repay borrowed funds over periods extending beyond one year.

    On November 6, 1995, UAHL entered into an interest rate swap agreement with Deutsche Bank with a contractual amount of $100 million (Australian) whereby the company exchanges variable Australian debt interest for fixed rate interest. The fixed interest rate is 7.77% for a period extending to September 7, 1998.

    On December 8, 1995, the company obtained an extended grace period for a long-term debt to capitalization ratio covenant from its creditor on its 9.21% senior notes. The grace period extends to June 30, 1996. The debt obligation is classified as long-term debt in the Consolidated Balance Sheet, as management believes it is probable that the company will meet the covenant ratio by June 30, 1996 and for the foreseeable future periods.

    Substantially all of the domestic utility plant owned by the company is subject to the lien of various mortgage indentures. The company cannot issue additional mortgage bonds under these mortgage indentures without directly securing the 6.0%, 8.45%, 8.2%, 9.0%, 8.0% and 6.375% Senior Notes equally as any mortgage bond issue. Currently the company has no plans to issue mortgage bonds.

    The company executed an Indenture in 1990 (Indenture) for the issuance of senior notes. Notes issued pursuant to the Indenture will be unsecured obligations of the company and will rank on a parity with all other unsecured and subordinate indebtedness of the company.

    At December 31, 1995, 6.625% convertible subordinated debentures totaling $8.0 million remained outstanding. The debentures can be converted into approximately 340,000 shares of common stock, based on a conversion price of $23.68, subject to an annual maximum limitation. The debentures are subordinate to the prior payment, when due, of the principal and premium, if any, and interest on all the company's debt outstanding, except debt that by its terms is not senior in right of payment to the debentures.

                             NOTE 11: CAPITAL STOCK

    As of December 31, 1995, the company was not restricted as to payment of cash dividends.

    The Board of Directors of the company (the Board) is authorized to approve the issuance of up to 20 million shares of Class A common stock, $1.00 par value. No shares of Class A common stock are issued or outstanding.

    DIVIDEND REINVESTMENT AND COMMON STOCK PURCHASE PLAN. On February 16, 1995, the company registered 3 million shares of common stock to initiate a new Dividend Reinvestment and Common Stock Purchase Plan (New Plan). Under the provisions of this New Plan, current and potential shareholders can purchase up to $10,000 per month of the company's common stock at a five-day average market price and without sales commissions. The New Plan allows members to reinvest dividends into additional common stock at a 5% discount. The New Plan amends the previous plan and all members in the previous plan automatically became members in the New Plan.

    EMPLOYEE STOCK PURCHASE PLAN. Participants have the opportunity to buy shares of the company's common stock at a reduced price through regular payroll deductions and/or lump sum deposits of up to 20% of the employee's base salary. Contributions are credited to the participant's account throughout an option period. At the end of the option period, the participant's total account balance is applied to the purchase of common shares of the company. The shares are purchased at 85% of the lower of the market price on the first day or the last day of the option period. Participants must be enrolled in the Plan as of the first day of an option period in order to participate in that option period.

    RESTATED SAVINGS PLAN. A defined contribution plan, the Restated Savings Plan (Savings Plan) covers all full-time and eligible part-time employees of the company. Participants may generally elect to contribute up to 12% of their annual pay on a before- or after-tax basis subject to certain limitations. The company generally matches contributions up to 6%. Participants may direct their contributions into five different investment options. All company matching contributions are in the company's common stock. In addition, the Savings Plan also includes a stock contribution fund whereby the company can contribute an additional amount of company common stock to participants.

    STOCK AWARDS AND STOCK OPTIONS. The company's Stock Incentive Plan provides for the granting of common shares to certain employees as restricted stock awards and as stock options.

    Shares issued as restricted stock awards are held by the company until certain restrictions lapse, generally on the third award anniversary. The market value of the stock, when awarded, is amortized to compensation expense over the three-year period.

    Stock options granted under the Plan allow the purchase of common shares at a price not less than fair market value at the date of grant. Options are generally exercisable commencing with the first anniversary of the grant and expire after 10 years from the date of grant.

    Subject to regulatory and shareholder approval, on September 8, 1995, the company granted up to 619,325 shares of the company's common stock to certain key individuals at an exercise price of $27.25 per share.

    The Board approved the establishment of an Employee Stock Option Plan in 1991. This Plan provides for the granting of up to 1 million stock options to full-time employees other than those eligible to receive options under the Stock Incentive Plan. Stock options granted under the Employee Stock Option Plan carry the same provisions as those issued under the Stock Incentive Plan. During 1992, options for 742,900 shares were granted to employees. The exercise price of these options is $27.3125. No options have been issued under this Plan since 1992.

    At December 31, 1995, restricted stock awards and stock options which were exercisable totaled 165,735 shares.

    Stock options as of December 31, 1995, 1994 and 1993 are summarized below:

                                                                  1995              1994              1993
                                                            ----------------  ----------------  ----------------
                                                                                   SHARES
Beginning balance.........................................         1,273,797         1,188,007         1,061,857
Granted...................................................           858,975           203,650           221,650
Exercised.................................................           (11,900)          (98,910)          (82,400)
Cancelled.................................................           (55,500)          (18,950)          (13,100)
                                                            ----------------  ----------------  ----------------
Ending balance............................................         2,065,372         1,273,797         1,188,007
                                                            ----------------  ----------------  ----------------
                                                            ----------------  ----------------  ----------------
Grant price range.........................................     $17.40-$31.63     $17.40-$31.63     $17.40-$28.69
Exercise price range......................................  $   21.88-$28.56  $   21.50-$28.69  $   21.50-$18.69

    MANDATORILY REDEEMABLE CONVERTIBLE PREFERENCE STOCK. In February 1994, the Board authorized the redemption of all outstanding shares of the $1.775 Series Convertible Preference Stock. During the 1994 first and second quarters, approximately 1.3 million and 1.5 million shares of the $1.775 stock were converted into approximately 2.7 million shares of common stock. The remaining approximately 100,000 shares were redeemed on May 26, 1994 at a price of $21.60 per share plus accrued dividends.

                             NOTE 12: INCOME TAXES

    Income tax expense consists of the following components:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                      -------------------------------
                                                                                        1995       1994       1993
                                                                                      ---------  ---------  ---------
                                                                                            DOLLARS IN MILLIONS
Currently Payable:
  Federal...........................................................................  $    35.4  $    15.3  $    23.1
  Foreign...........................................................................       10.6        5.2        4.9
  State.............................................................................       11.3       (1.5)      (2.2)
Deferred:
  Federal
    Accelerated depreciation........................................................        6.0       14.3       27.0
    Alternative minimum tax.........................................................       (4.7)     (20.4)     (23.2)
    Restructuring charge............................................................        2.8        7.9      (23.7)
    Intangible drilling costs.......................................................      (27.3)      15.2       10.0
    Purchased gas adjustment clauses................................................        2.8        (.6)       1.9
    Federal tax rate increase.......................................................         --         --        2.7
    Provision for asset impairments.................................................      (12.4)        --         --
    Price risk management assets and liabilities....................................       11.5         --         --
    Other...........................................................................       17.7        9.8        5.1
  State.............................................................................        (.4)       8.2        5.7
Investment Tax Credit Amortization..................................................       (1.3)      (1.3)      (1.3)
                                                                                      ---------  ---------  ---------
Total Income Tax Expense............................................................  $    52.0  $    52.1  $    30.0
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

    In August 1993, passage of the Budget Reconciliation Act of 1993 (the Act) increased the statutory federal income tax rate from 34% to 35%. This tax rate change increased income tax expense by approximately $4.0 million, of which $2.7 million represented a non-cash adjustment to increase deferred tax liabilities as of January 1, 1993.

    The company has an alternative minimum tax credit carryforward of approximately $88 million at December 31, 1995. Alternative minimum tax credits can be carried forward indefinitely and the company has not recorded a valuation allowance against its tax credit carryforwards.

    The principal components of the company's deferred income taxes consist of the following:

                                                                                              DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1995       1994       1993
                                                                                     ---------  ---------  ---------
                                                                                           DOLLARS IN MILLIONS
Deferred Tax Assets:
  Alternative minimum tax credit carryforward......................................  $    88.2  $    83.5  $    73.8
  Net operating loss carryforward..................................................         --       26.3       19.0
  Restructuring charges............................................................         --       16.0       25.0
                                                                                     ---------  ---------  ---------
Total deferred tax assets..........................................................       88.2      125.8      117.8
                                                                                     ---------  ---------  ---------
Deferred Tax Liabilities:
  Accelerated depreciation and other plant differences
    Regulated......................................................................      160.9      176.5      163.1
    Non-regulated..................................................................      140.2      168.7      128.4
  Regulatory asset -- SFAS 109.....................................................       33.8       32.8       25.8
  Other, net.......................................................................       32.5       27.2       13.4
                                                                                     ---------  ---------  ---------
Total deferred tax liabilities.....................................................      367.4      405.2      330.7
                                                                                     ---------  ---------  ---------
Deferred income taxes, net.........................................................  $   279.2  $   279.4  $   212.9
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

    The company's effective income tax rates differed from the statutory federal income tax rates primarily due to the following:

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                      -------------------------------------
                                                                                         1995         1994         1993
                                                                                      -----------  -----------  -----------
Statutory Federal Income Tax Rate...................................................       35.0%        35.0%        35.0%
Tax effect of:
  Temporary differences passed through, primarily removal costs.....................        (.5)        (1.3)         (.8)
  Investment tax credit amortization................................................       (1.0)         (.9)        (1.1)
  Gain on sale of subsidiary stock..................................................         --           --        (14.4)
  State income taxes, net of federal benefit........................................        4.3          3.1          2.4
  Federal tax rate increase.........................................................         --           --          2.3
  Difference in tax rate of foreign subsidiaries....................................        1.3          1.9           .8
  Other.............................................................................         .4         (2.2)         1.6
                                                                                            ---          ---        -----
Effective Income Tax Rate...........................................................       39.5%        35.6%        25.8%
                                                                                            ---          ---        -----
                                                                                            ---          ---        -----

                           NOTE 13: EMPLOYEE BENEFITS

    PENSIONS.   The following table represents  the funded status of the pension plans and the amounts included in the Consolidated Balance Sheets and Statements of Income:

                                                                                YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1995           1994           1993
                                                                      -------------  -------------  -------------
                                                                                  DOLLARS IN MILLIONS
Actuarial present value of benefit obligations:
  Vested benefit obligation.........................................  $     143.0    $     119.4    $     113.5
  Accumulated benefit obligation....................................        146.9          122.6          116.5
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Projected benefit obligation........................................  $     183.9    $     152.1    $     144.6
Plan assets at fair value (primarily publicly traded common stocks
 and bonds)*........................................................        191.7          161.4          168.3
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Excess of plan assets over the projected benefit obligation.........          7.8            9.3           23.7
Unrecognized net loss from past experience different from that
 assumed............................................................         24.1           22.0            7.2
Unrecognized net asset being recognized over 16 years...............        (12.5)         (13.7)         (15.6)
Unrecognized prior service cost.....................................          (.3)           (.7)            .1
                                                                      -------------  -------------  -------------
Pension asset included in prepayments...............................  $      19.1    $      16.9    $      15.4
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Net pension expense included the following components:
  Service cost......................................................  $       5.8    $       5.6    $       5.3
  Interest cost on projected benefit obligation.....................         12.0           11.0           10.4
  Actual return on plan assets......................................        (37.6)            .6          (16.9)
  Regulatory adjustment.............................................           .6             .5             .3
  Net amortization and deferral.....................................         20.5          (16.7)           2.2
                                                                      -------------  -------------  -------------
Net pension expense.................................................  $       1.3    $       1.0    $       1.3
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Discount rate assumed...............................................         7.17%          7.89%          7.89%
Assumed rate of return on future compensation levels................      5.0-5.5%       5.0-5.5%       5.0-5.5%
Assumed long-term rate of return on assets..........................     8.5-10.0%       8.5-9.0%       8.5-9.0%

------------------------
*Includes $1.1 million of the company's convertible preference stock at December
 31, 1993. No convertible preference stock was held at December 31, 1995 and 1994.

    The company has pension plans covering substantially all qualified union and non-union employees. The benefit formulas vary and are based either on years of service multiplied by a percentage of salary, or a flat benefit based upon years of service.

    The company's policy is to fund, at a minimum, an amount sufficient to meet all ERISA funding requirements. In certain of its jurisdictions, the company has recorded pension expense equal to its funding contribution, consistent with the rate treatment allowed for this cost.

    In 1995 the company changed its long-term view on pension fund asset returns and increased its estimated return on domestic plan assets to 10%.

    OTHER POST-RETIREMENT BENEFITS. The company provides post-retirement health care and life insurance benefits to certain employees. A majority of such retirees pay a portion of the cost of the benefits.

    The following table summarizes the status of the company's post-retirement plans for financial statement purposes and the related amount included in the Consolidated Balance Sheets at December 31, 1995, 1994 and 1993:

                                                                                               DECEMBER 31,
                                                                                      -------------------------------
                                                                                        1995       1994       1993
                                                                                      ---------  ---------  ---------
                                                                                            DOLLARS IN MILLIONS
Actuarial present value of post-retirement benefit obligations:
  Retirees..........................................................................  $    23.1  $    24.1  $    29.5
  Other fully eligible participants.................................................        6.0        7.6        9.0
  Other active participants.........................................................       11.1        8.3        6.8
  Plan assets at fair value.........................................................        (.9)       (.3)        --
  Unrecognized transition obligation................................................      (34.4)     (36.4)     (41.0)
  Unrecognized net gain (loss)......................................................        5.2        3.3       (1.8)
                                                                                      ---------  ---------  ---------
Accrued liability...................................................................  $    10.1  $     6.6  $     2.5
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

    The components of health care and life insurance costs are:

                                                                                                      DECEMBER 31,
                                                                                             -------------------------------
                                                                                               1995       1994       1993
                                                                                             ---------  ---------  ---------
                                                                                                   DOLLARS IN MILLIONS
Service cost...............................................................................  $      .8  $      .6  $      .6
Interest cost..............................................................................        2.7        2.9        3.4
Return on plan assets......................................................................         --         --         --
Amortization of transition obligation......................................................        2.0        2.0        2.0
Net amortization and deferral..............................................................        (.2)        --         --
                                                                                                   ---        ---        ---
Net health care and life insurance costs...................................................  $     5.3  $     5.5  $     6.0
                                                                                                   ---        ---        ---
                                                                                                   ---        ---        ---

    The following actuarial assumptions were used in calculating the plan's year-end funded status:

                                                                                 1995         1994         1993
                                                                              ----------  ------------  ----------
Discount rate...............................................................        7.0%         7.75%       7.75%
Health care cost trend rate.................................................    10%-6%      12.5%-6%      14%-6%

    The rate of change in health care cost has an effect on the projected benefit obligation. Increasing the rate by 1% each year would have increased the present value of the accumulated projected benefit obligation by $2.4 million and the aggregate of the service and interest cost components by $.3 million in 1995.

    Pursuant to regulatory orders or precedents, certain regulated divisions of the company have deferred as a regulatory asset the incremental costs associated with SFAS No. 106. At December 31, 1995, the amount deferred was $8.5 million.

                     NOTE 14: COMMITMENTS AND CONTINGENCIES

    COMMITMENTS. The company has various commitments for the years 1996 through 2000 relating primarily to power and gas supply commitments, fixed price sales obligations and lease and rental commitments. A table of the company's estimated capital expenditures and more significant estimated commitments follows.

                                                                  1996       1997       1998       1999       2000
                                                                ---------  ---------  ---------  ---------  ---------
                                                                        DOLLARS IN MILLIONS, EXCEPT PER UNIT
Capital expenditures..........................................  $   271.9  $   254.3  $   186.8  $   166.8  $   158.3
Future minimum lease payments.................................       21.4       19.7       20.1       18.8       17.2
Purchased power obligations...................................       44.1       44.3       41.5       37.6       33.3
Coal contracts................................................       43.1       43.3       45.0       46.8       34.3
  Price ranges................................................  $12.92 to $28.84 per ton
Fixed price sales obligations (BCF)...........................       17.6       17.6       17.6       17.6       17.0
  Price ranges................................................  $1.71 to $4.06 per MCF
Fixed price purchase obligations (BCF)........................        9.2        9.1        7.3        7.3        7.3
  Price ranges................................................  $2.70 to $3.20 per MCF

    Future minimum lease payments primarily relate to the JEC interest, peaking turbines, coal cars, and office space. Rent expense for the years 1995, 1994 and 1993 was (in millions) $25.9, $26.4 and $25.7, respectively.

    Purchased power obligations for 1996 through 2000 are estimated to provide 916; 921; 896; 856; and 628 MW, respectively.

    FINANCIAL GUARANTEES AND CAPITAL COMMITMENTS. At December 31, 1995, UtilCo Group had unconditional capital commitments to fund partnership capital in 1996 aggregating $11.6 million.

    UtiliCorp U.K. Limited (a subsidiary of UtiliCorp U.K., Inc., which is a 75%-owned subsidiary of the company) is a 25% equity partner in Midlands Gas Limited (MGL), a gas marketing joint venture with Midlands Electricity Plc (a United Kingdom electric utility). On behalf of MGL, Midlands Electricity Plc provided three financial performance guarantees to producers, each supported by financial guarantees by the company for its 25% share of the contracts.

    UtiliCorp U.K. Limited is also a 25% equity partner in Caledonian Gas Limited (CGL), a gas marketing company, with Scottish Power, a United Kingdom electric utility. As part of the agreement with Scottish Power, UtiliCorp U.K. Limited is required to provide funds to CGL proportional to its ownership interest, up to 2.5 million British pounds (approximately $3.9 million). No capital calls have been made pursuant to this agreement.

    Both of these joint ventures are anticipated to require additional funding due to commitments to purchase gas under long-term contracts at prices which are currently above market. The company is in discussion with its partners in these two joint ventures regarding these matters. Although the company has not paid any amounts to date, the company accrued a reserve of $11.0 million in December 1995. Based on current views of the market and the plans of the joint ventures, the company believes that the resolution of these matters will not materially effect the financial position or results of operations of the company.

    The company or its subsidiaries have other financial guarantees related to business activities in the United Kingdom, but management believes it is not probable that such guarantees will be called.

    ENVIRONMENTAL. The company is subject to various environmental laws, including regulations governing air and water quality and the storage and disposal of hazardous or toxic wastes. The company assesses, on an ongoing basis, measures to ensure compliance with laws and regulations related to hazardous materials and hazardous waste compliance and remediation activities.

    The  company owns or  previously operated 29  former manufactured gas plants
(MGPs) which may, or may not, require some form of environmental remediation. The company has contacted appropriate federal and state agencies and is in the process of determining what, if any, specific cleanup activities may be needed at these sites.

    As of December 31, 1995, the company has spent approximately $7.0 million for investigating and remediating its MGP sites. The company currently estimates that it will spend a minimum of approximately $6.2 million over the next several years on the company's identified MGP sites. These amounts could change materially based upon further investigations, the actions of environmental agencies and the financial viability of other responsible parties. Additionally, the ultimate liability may be significantly affected if the company is held responsible for parties not financially able to contribute to these costs. Based on prior experience, available facts and existing law, the company has recorded a liability of $6.2 million representing its estimate of the amount of environmental costs currently expected to be incurred.

    The company has received favorable rate orders for recovery of its environmental cleanup costs in certain jurisdictions. In other jurisdictions, favorable regulatory precedent exists for the recovery of these costs. The company is also pursuing recovery from insurance carriers and other potentially responsible parties.

    It   is  management's  opinion   that  the  ultimate   resolution  of  these
environmental matters will not have a material adverse impact upon the financial position or results of operations of the company.

    OTHER. The company is subject to various legal proceedings and claims which arise in the ordinary course of business operations. In the opinion of management, the amount of liability, if any, with respect to these actions would not materially affect the consolidated financial position of the company or its results of operations.

              NOTE 15: FAIR VALUE OF CERTAIN FINANCIAL INSTRUMENTS

    Cash and cash equivalents and short-term debt are carried at cost which approximates fair value. The fair value of long-term debt and redeemable preference stock is estimated based on quoted market prices for the same or similar issues or on the current rates offered for instruments of the same remaining maturities.

    Because a substantial portion of the company's operations are regulated, the company believes that any gains or losses related to the retirement of debt or redemption of preference stock would not have a material effect on the company's financial position or results of operations.

                                                  CARRYING AMOUNT                        FAIR VALUE
                                         ----------------------------------  ----------------------------------
                                            1995        1994        1993        1995        1994        1993
                                         ----------  ----------  ----------  ----------  ----------  ----------
                                                                  DOLLARS IN MILLIONS
Long-term debt, including current
 maturities............................  $  1,370.5  $  1,115.7  $  1,011.5  $  1,473.6  $  1,094.4  $  1,127.9
Redeemable preference stock............          --          --        58.5          --          --        88.7
Note receivable........................        21.4        22.9        24.3        21.4        22.9        24.3
Interest rate swap.....................          --          --          --         (.6)         --          --
Investment in convertible subordinated
 notes.................................       129.7          --          --       129.7          --          --
Investment in floating rate
 subordinated debt.....................        92.7          --          --        92.7          --          --

    The company enters into forwards, futures and other contracts related to its commodity businesses. At December 31, 1995 and 1994, the company had natural gas financial instruments with a contractual volume of 1,327 and 310 BCF, respectively, expiring in 2008. As of December 31, 1995 and 1994 the future cash flow requirements, net of margin deposits, related to these financial instruments was $44.2 and $9.9 million, respectively. Financial instruments are used to manage fluctuations in price on the portfolio of natural gas transactions. The estimated fair value and cash flow requirements for these financial instruments are based on the market prices in effect at the financial statement date and do not necessarily reflect the company's entire trading portfolio.

                          NOTE 16: SEGMENT INFORMATION

                                                                                         DECEMBER 31,
                                                                             ------------------------------------
                                                                                1995         1994         1993
                                                                             ----------  ------------  ----------
                                                                                     DOLLARS IN MILLIONS
Sales:
  Electric.................................................................  $    577.7   $    557.0   $    546.9
  Gas......................................................................       616.8        618.6        686.1
  Energy related businesses................................................     1,171.0        935.8      1,292.0
  Other....................................................................       433.0        286.7        221.1
                                                                             ----------  ------------  ----------
  Total Sales..............................................................  $  2,798.5   $  2,398.1   $  2,746.1
                                                                             ----------  ------------  ----------
                                                                             ----------  ------------  ----------
Depreciation, Depletion and Amortization:
  Electric.................................................................  $     53.7   $     49.9   $     45.9
  Gas......................................................................        34.3         30.1         28.6
  Energy related businesses................................................        49.6         59.6         60.8
  Other....................................................................         7.8          5.9          5.5
                                                                             ----------  ------------  ----------
  Total Depreciation, Depletion and Amortization...........................  $    145.4   $    145.5   $    140.8
                                                                             ----------  ------------  ----------
                                                                             ----------  ------------  ----------
Income (Loss) From Operations:
  Electric.................................................................  $    127.4   $    125.3   $    119.4
  Gas......................................................................        68.3         61.8         65.7
  Energy related businesses................................................        68.4         43.4        (32.9)
  Other....................................................................       (39.0)        (2.5)        (8.2)
                                                                             ----------  ------------  ----------
  Total Income From Operations.............................................  $    225.1   $    228.0   $    144.0
                                                                             ----------  ------------  ----------
                                                                             ----------  ------------  ----------
Identifiable Assets:
  Electric.................................................................  $  1,200.2   $  1,164.6   $  1,162.0
  Gas......................................................................       900.0        819.9        716.9
  Energy related businesses................................................       873.1        717.1        604.2
  Other....................................................................       912.6        409.5        367.4
                                                                             ----------  ------------  ----------
  Total Assets.............................................................  $  3,885.9   $  3,111.1   $  2,850.5
                                                                             ----------  ------------  ----------
                                                                             ----------  ------------  ----------
Capital Expenditures:
  Electric.................................................................  $     69.5   $     81.3   $     87.4
  Gas......................................................................        39.9         50.7         53.1
  Energy related businesses................................................       144.0        113.6         94.5
                                                                             ----------  ------------  ----------
  Total Capital Expenditures...............................................  $    253.4   $    245.6   $    235.0
                                                                             ----------  ------------  ----------
                                                                             ----------  ------------  ----------

     NOTE 17: SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

    The table below presents the results of operations from oil and gas producing activities. Substantially all related assets were sold in the third quarter of 1995, as discussed in Note 4. Accordingly, all disclosures on oil and gas activities required by Statement of Financial Accounting Standards No. 69 have been eliminated.

                                                                                   YEAR ENDED DECEMBER 31,
                                                                               -------------------------------
                                                                                 1995       1994       1993
                                                                               ---------  ---------  ---------
                                                                                     DOLLARS IN MILLIONS
Oil and gas sales............................................................  $    57.5  $    73.3  $    78.2
                                                                               ---------  ---------  ---------
Expenses:
  Production costs...........................................................       15.9       17.5       18.9
  Depreciation, depletion and amortization...................................       29.4       41.1       39.6
                                                                               ---------  ---------  ---------
Total Expenses...............................................................       45.3       58.6       58.5
                                                                               ---------  ---------  ---------
Results before income taxes..................................................       12.2       14.7       19.7
Income taxes.................................................................        4.3        5.1        6.9
                                                                               ---------  ---------  ---------
Results of Operations........................................................  $     7.9  $     9.6  $    12.8
                                                                               ---------  ---------  ---------
                                                                               ---------  ---------  ---------

                 NOTE 18: QUARTERLY FINANCIAL DATA (UNAUDITED)

    Due to the timing of acquisitions, the effect of weather on sales, and other factors characteristic of utility operations and energy related businesses, financial results for interim periods are not necessarily indicative of trends for any 12-month period.

                                                     1995 QUARTERS (A)                             1994 QUARTERS
                                         ------------------------------------------  ------------------------------------------
                                           FIRST     SECOND      THIRD     FOURTH      FIRST     SECOND      THIRD     FOURTH
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                      IN MILLIONS EXCEPT PER SHARE
Sales..................................  $   726.3  $   600.8  $   607.5  $   863.9  $   773.5  $   516.3  $   491.5  $   616.8
Income from operations.................       81.5       34.9       81.8       26.9       82.4       31.5       43.3       70.8
Net income.............................       32.2        7.2       32.9        7.5       39.0        7.4       14.5       33.6
                                         --------------------------------------------------------------------------------------
Earnings per common share:
  Primary (b)..........................  $     .71  $     .15  $     .72  $     .15  $     .88  $     .15  $     .31  $     .76
  Fully diluted (c)....................        .70        .15        .71        .15        .85        .15        .31        .74
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Cash dividend per common share.........  $     .43  $     .43  $     .43  $     .43  $     .42  $     .42  $     .43  $     .43
Market price per common share:
  High.................................  $   29.50  $   29.00  $   28.50  $   29.63  $   31.63  $   31.38  $   29.75  $   27.75
  Low..................................      26.25      27.25      26.63      27.50      29.00      28.00      26.25      25.38

------------------------------
(a) Restated for accounting change. See Note 1.

(b) The sum of the quarterly primary earnings per share amounts differs from that reflected in the Consolidated Statements of Income due to the weighting of common shares outstanding during each of the respective periods.

(c) The sum of the quarterly fully diluted earnings per share amounts differs from that reflected in the Consolidated Statements of Income because the company's convertible securities were anti-dilutive in certain quarterly calculations.

                              REPORT OF MANAGEMENT

    The management of UtiliCorp United Inc. is responsible for the information that appears in this annual report, including its accuracy. The accompanying Consolidated Financial Statements were prepared in accordance with generally accepted accounting principles. In addition to selecting appropriate accounting principles, management is responsible for the manner of presentation and for the reliability of the information. In fulfilling this responsibility, it is necessary for management to make estimates based on currently available information and judgments of current conditions and circumstances.

    Through well-developed systems of internal control, management seeks to assure the integrity and objectivity of the consolidated financial information contained herein. These systems of internal control are designed to provide reasonable assurance that the assets of the company are safeguarded and that the transactions are executed to management's authorizations, and are recorded in accordance with the appropriate accounting principles.

    The Board of Directors participates in the financial information reporting process through its Audit Committee, which selects the independent accountants and reviews, along with management, the company's financial reporting and internal accounting controls, policies, and practices.

                                          Richard C. Green, Jr.
                                          Chairman of the Board and
                                          Chief Executive Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
      TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF UTILICORP UNITED INC.:

    We have audited the accompanying consolidated balance sheets and statements of preferred and preference stock of UtiliCorp United Inc. and subsidiaries at December 31, 1995, 1994 and 1993 and the related consolidated statements of income, common shareowners' equity, and cash flows for the three years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UtiliCorp United Inc. and subsidiaries at December 31, 1995, 1994 and 1993, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

    As explained in Note 3 to the consolidated financial statements, effective January 1, 1995, the company changed its method of accounting for price risk management activities. As explained in Note 7 to the consolidated financial statements, in 1995 the company changed its method of assessing the impairment of long-lived assets.

                                          ARTHUR ANDERSEN LLP

Kansas City, Missouri
February 6, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

PART 3
ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information regarding these items appears in the company's joint proxy statement and prospectus for its annual meeting of shareholders to be held May 15, 1996 and is hereby incorporated by reference in this Annual Report on Form 10-K, pursuant to General Instruction G(3) of Form 10-K. For information with respect to the executive officers of the company, see "Executive Officers" following Item 1 in Part 1.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT.

(1) FINANCIAL STATEMENTS:

                                                                                                 PAGE NO.
                                                                                                -----------
Consolidated Statements of Income for the three years ended December 31, 1995.................          34
Consolidated Balance Sheets at December 31, 1995, 1994, and 1993..............................          35
Consolidated Statements of Preferred and Preference Stock at December 31, 1995, 1994 and
 1993.........................................................................................          36
Consolidated Statements of Common Shareowners' Equity for the three years ended December 31,
 1995.........................................................................................          36
Consolidated Statements of Cash Flows for the three years ended December 31, 1995.............          37
Notes to Consolidated Financial Statements....................................................       38-57
Report of Arthur Andersen LLP.................................................................          59

(2) FINANCIAL STATEMENT SCHEDULE

Report of Independent Accountant on Financial Statement Schedule II                  62
Valuation and Qualifying Accounts for the years 1995, 1994 and 1993                  63

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) LIST OF EXHIBITS *
The following exhibits relate to a management contract or compensatory plan or arrangement:

10(a)(2)   UtiliCorp United Inc. Deferred Income Plan.
10(a)(3)   UtiliCorp United Inc. Amended and Restated 1986 Stock Incentive Plan.
10(a)(4)   UtiliCorp United Inc. Annual and Long-Term Incentive Plan.
10(a)(5)   UtiliCorp United Inc. 1990 Non-Employee Director Stock Plan.
10(a)(6)   Supplemental Executive Retirement Agreement dated October 13, 1988, between the company and Dale J. Wolf.
10(a)(7)   Severance Compensation Agreement.
10(a)(8)   Executive Severance Payment Agreement.
10(a)(9)   Temporary Contract Employee Agreement.
10(a)(10)  Split Dollar Agreement.
10(a)(11)  Supplemental Retirement Agreement.
10(a)(13)  UtiliCorp United Inc. Life Insurance Program for Officers.

------------------------
* Incorporated by reference to the Index to Exhibits.

(b) Reports on Form 8-K

    A current report on Form 8-K dated October 25, 1995, with respect to
     Item 5.
    A current report on Form 8-K/A dated November 14, 1995, with respect to Items 2 and 7.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements for 1995, 1994 and 1993 described on page 59 of UtiliCorp United Inc.'s Annual Report on Form 10-K, and have issued our report thereon dated February 6, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The Financial
Statements Schedule listed in Item 14(a)2 is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP
Kansas City, Missouri
February 6, 1996

                             UTILICORP UNITED INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                                 (IN MILLIONS)

    Allowance for doubtful accounts:

   COLUMN A        COLUMN B        COLUMN C        COLUMN D        COLUMN E        COLUMN F
--------------  --------------  --------------  --------------  --------------  --------------
                                                                  DEDUCTIONS
                                                                FROM RESERVES
                  BEGINNING                       ADDITIONS      FOR PURPOSES
                  BALANCE AT    PURCHASE OF A     CHARGED TO      FOR WHICH     ENDING BALANCE
 DESCRIPTION     DECEMBER 31       BUSINESS        EXPENSE         CREATED      AT DECEMBER 31
--------------  --------------  --------------  --------------  --------------  --------------
Allowance for doubtful accounts:
1995..........       $1.8             --             2.4             2.7             $1.5
1994..........       $4.2             --             4.6             7.0             $1.8
1993..........       $2.6             .3             5.4             4.1             $4.2

Price Risk Management--credit and service reserves:
1995..........       $--              --           70.6(1)            --            $70.6
1994..........       $--              --              --              --             $ --
1993..........       $--              --              --              --             $ --

------------------------

(1) Amount established in connection with change in accounting principle to the mark-to-market method of accounting for domestic natural gas trading activities in 1995.

                             UTILICORP UNITED INC.

                               INDEX TO EXHIBITS

 EXHIBIT NUMBER                                               DESCRIPTION
----------------  ----------------------------------------------------------------------------------------------------
       *2(a)      Asset Purchase Agreement between Power Partnership PTY LTD and United Energy Limited. (Exhibit 2.1
                   to the Company's Current Report on Form 8-K dated September 13, 1995.)
       *2(b)      Asset Sale Agreement between United Energy Limited and Power Partnership PTY LTD. (Exhibit 2.2 to
                   the Company's Current Report on Form 8-K dated September 13, 1995.)
       *2(c)      Share Sales Agreement Between the State of Victoria, Power Partnership PTY LTD. and the
                   Convenantors. (Exhibit 2.3 to the Company's Current Report on Form 8-K dated September 13, 1995.)
       *3(a)(1)   Certificate of Incorporation of the Company. (Exhibit 3(a)(1) to the Company's Annual Report on Form
                   10-K for the year ended December 31, 1991.)
       *3(a)(2)   Certificate of Amendment to Certificate of Incorporation of the Company. (Exhibit 4(a)(1) to
                   Registration Statement No. 33-16990 filed September 3, 1987.)
       *3(a)(3)   Certificate of Designation of the Preference Stock (Cumulative), $2.05 Series. (Exhibit 3(a)(4) to
                   the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)
       *3(a)(4)   By-laws of the Company as amended. (Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the
                   quarter ended June 30, 1993.)
       *4(a)(1)   Certificate of Incorporation of the Company. (Exhibit 4(a)(1) to the Company's Annual Report on Form
                   10-K for the year ended December 31, 1991.)
       *4(a)(2)   Certificate of Amendment to Certificate of Incorporation of the Company. (Exhibit 4(a)(1) to
                   Registration Statement No. 33-16990 filed September 3, 1987.)
       *4(a)(3)   Certificate of Designation of the Preference Stock (Cumulative), $2.05 Series. (Exhibit 4(a)(4) to
                   the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)
       *4(a)(4)   By-laws of the Company as amended. (Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the
                   quarter ended June 30, 1993.)
       *4(b)(1)   Indenture, dated as of November 1, 1990, between the Company and The First National Bank of Chicago,
                   Trustee. (Exhibit 4(a) to the Company's Current Report on Form 8-K, dated November 30, 1990.)
       *4(b)(2)   First Supplemental Indenture, dated as of November 27, 1990. (Exhibit 4(b) to the Company's Current
                   Report on Form 8-K, dated November 30, 1990.)
       *4(b)(3)   Second Supplemental Indenture, dated as of November 15, 1991. (Exhibit 4(a) to UtiliCorp United
                   Inc.'s Current Report on Form 8-K dated December 19, 1991.)
       *4(b)(4)   Third Supplemental Indenture, dated as of January 15, 1992. (Exhibit 4(c)(4) to the Company's Annual
                   Report on Form 10-K for the year ended December 31, 1991.)
       *4(b)(5)   Fourth Supplemental Indenture, dated as of February 24, 1993. (Exhibit 4(c)(5) to the Company's
                   Annual Report on Form 10-K for the year ended December 31, 1992.)
       *4(b)(6)   Fifth Supplemental Indenture, dated as of April 1, 1993. (Exhibit 4(c)(6) to the Company's Annual
                   Report on Form 10-K for the year ended December 31, 1993.)
       *4(b)(7)   Sixth Supplemental Indenture, dated as of November 1, 1994. (Exhibit 4(d)(7) to the Company's
                   Registration Statement on Form S-3 No. 33-57167, filed January 4, 1995.

 EXHIBIT NUMBER                                               DESCRIPTION
----------------  ----------------------------------------------------------------------------------------------------
       *4(c)      Twentieth Supplemental Indenture, dated as of May 26, 1989, Supplement to Indenture of Mortgage and
                   Deed of Trust, dated July 1, 1951. (Exhibit 4(d) to Registration Statement No. 33-45382, filed
                   January 30, 1992.)
                  Long-Term debt instruments of the Company in amounts not exceeding 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis will be furnished to the Commission upon request.
        4(d)(1)   Indenture, dated as of June 1, 1995, Junior Subordinated Debentures.
        4(d)(2)   First Supplemental Indenture, dated as of June 1, 1995, Supplement to Indenture dated June 1, 1995.
      *10(a)(1)   Agreement for the Construction and Ownership of Jeffrey Energy Center, dated as of January 13, 1975, among Missouri Public Service Company, The Kansas Power & Light Company, Kansas Gas and Electric
                   Company and Central Telephone & Utilities Corporation. (Exhibit 5(e)(1) to Registration Statement
                   No. 2-54964, filed November 7, 1975.)
      *10(a)(2)   UtiliCorp United Inc. Deferred Income Plan. (Exhibit 10(a)(2) to the Company's Annual Report on Form
                   10-K for the year ended December 31, 1991.)
       10(a)(3)   UtiliCorp United Inc. Amended and Restated 1986 Stock Incentive Plan
      *10(a)(4)   UtiliCorp United Inc. Annual and Long-Term Incentive Plan. (Exhibit 10(a)(4) to the Company's Annual
                   Report on Form 10-K for the year ended December 31, 1994)
      *10(a)(5)   UtiliCorp United Inc. 1990 Non-Employee Director Stock Plan. (Exhibit 10(a)(5) to the Company's
                   Annual Report on Form 10-K for the year ended December 31, 1991.)
       10(a)(6)   Supplemental Executive Retirement Agreement dated October 13, 1988, between the Company and Dale J.
                   Wolf.
       10(a)(7)   Form of Severance Compensation Agreement between UtiliCorp United Inc., and certain Executives of the Company.
      *10(a)(8)   Executive Severance Payment Agreement (Exhibit 10 to the Company's Quarterly Report on Form 10-Q
                   filed for the quarter ended September 30, 1993.)
      *10(a)(9)   Temporary Contract Employee Agreement. (Exhibit 10(a)(10) to the Company's Annual Report on Form
                   10-K for the year ended December 31, 1993.)
      *10(a)(10)  Split Dollar Agreement dated as of June 12, 1985, between the Company and James G. Miller. (Exhibit
                   10(a)(10) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)
      *10(a)(11)  Supplemental Retirement Agreement dated as of January 27, 1983, between the Company and James G.
                   Miller. (Exhibit 10(a)(11) to the Company's Annual Report on Form 10-K for the year ended December
                   31, 1994.)
      *10(a)(12)  Lease Agreement dated as of August 15, 1991, between Wilmington Trust Company, as Lessor, and the
                   Company, as Lessee. (Exhibit 10(a)(13) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)
       10(a)(13)  UtiliCorp United Inc. Life Insurance Program for Officers.
       11         Statement regarding Computation of Per Share Earnings.
       21         Subsidiaries of the Company.
       23         Consent of Arthur Andersen LLP.
       27         Financial Data Schedule.

------------------------
* Exhibits marked with an asterisk are incorporated by reference as indicated pursuant to Rule 12(b)-23.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTILICORP UNITED INC.

By: /s/Richard
C. Green, Jr.
Richard      Chairman of the Board of
C.   Directors, Chief Executive Officer
Green,   (Principal Executive Officer)
Jr.

Date: February 21, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                               Chairman of the Board of Directors, Chief
        By: /s/Richard C. Green, Jr.            Executive Officer (Principal Executive
            Richard C. Green, Jr.               Officer)

Date: February 21, 1996

           By: /s/Robert K. Green
               Robert K. Green                 President and Director

Date: February 21, 1996

                                               Vice President Finance, Treasurer and
             By: /s/Dale J. Wolf                Corporate Secretary
                Dale J. Wolf                    (Principal Financial Officer)

Date: February 21, 1996

            By: /s/James S. Brook
               James S. Brook                  Vice President (Principal Accounting Officer)

Date: February 21, 1996

            By: /s/John R. Baker
                John R. Baker                  Director

Date: February 21, 1996

            By: /s/Avis G. Tucker
               Avis G. Tucker                  Director

Date: February 21, 1996

          By: /s/Robert F. Jackson
              Robert F. Jackson                Director

Date: February 21, 1996

           By: /s/L. Patton Kline
               L. Patton Kline                 Director

Date: February 21, 1996

             By: /s/Herman Cain
                 Herman Cain                   Director

Date: February 21, 1996

       By: /s/Irvine O. Hockaday, Jr.
           Irvine O. Hockaday, Jr.             Director

Date: February 21, 1996

       By: /s/Dr. Stanley O. Ikenberry
          Dr. Stanley O. Ikenberry             Director

Date: February 21, 1996