Form 10-Q
period 1996-03-31
UTILICORP UNITED INC
filed 1996-05-14
CIK 66960

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1996

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________

Commission file number:  1-3562


                                UTILICORP UNITED INC.
                (Exact name of registrant as specified in its charter)

Delaware                                          44-0541877
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


         3000 Commerce Tower, 911 Main, Kansas City, Missouri       54105
             (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code     816-421-6600


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class                                        Outstanding at May 2, 1996
- -----                                        --------------------------

Common Stock, $1 par value                             46,608,768

                            PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     Information regarding the condensed consolidated financial statements is set forth on pages 3 through 12.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations can be found on pages 13 through 18.

                             PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 2.   CHANGES IN SECURITIES

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     See page 19 for unaudited pro forma financial statements and related notes for KC United Corp.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits and reports on Form 8-K can be found on page 25.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                                UTILICORP UNITED INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME--UNAUDITED


                                                         Quarter Ended March 31,
IN MILLIONS EXCEPT PER SHARE                                1996           1995
- --------------------------------------------------------------------------------
Sales                                                    $1,084.4         $726.3
Cost of Sales                                               834.7          490.1
- --------------------------------------------------------------------------------
GROSS PROFIT                                                249.7          236.2
- --------------------------------------------------------------------------------
Operating, administrative and maintenance expense           129.8          117.1
Depreciation, depletion and amortization                     31.9           37.6
- --------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                       88.0           81.5
- --------------------------------------------------------------------------------
Interest expense and minority interests:
Interest expense - long-term debt                            27.8           24.2
Interest expense - short-term debt and other interest         6.6            6.4
Minority interests                                            2.7             .7
- --------------------------------------------------------------------------------
Total interest and minority interest expense                 37.1           31.3
- --------------------------------------------------------------------------------
Other income:
Equity in earnings of investments and partnerships            7.6            2.2
Interest Income                                               6.5            1.9
- --------------------------------------------------------------------------------
Total other income                                           14.1            4.1
- --------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                                 65.0           54.3
- --------------------------------------------------------------------------------
Income taxes                                                 27.7           22.1
- --------------------------------------------------------------------------------
NET INCOME                                                   37.3           32.2
- --------------------------------------------------------------------------------
Preferred dividends                                            .5             .5
- --------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR COMMON SHARES                         36.8           31.7
- --------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Primary                                                  46.23          44.74
   Fully diluted                                            46.57          45.24
- --------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE:
   Primary                                                   $.80           $.71
   Fully diluted                                              .79            .70
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                UTILICORP UNITED INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME--UNAUDITED


                                                              Twelve Months
                                                              Ended March 31,
IN MILLIONS EXCEPT PER SHARE                                1996           1995
- --------------------------------------------------------------------------------
Sales                                                    $3,156.7       $2.351.0
Cost of Sales                                             2,226.5        1,516.7
- --------------------------------------------------------------------------------
GROSS PROFIT                                                930.2          834.3
- --------------------------------------------------------------------------------
Operating, administrative and maintenance expense           524.3          460.2
Depreciation, depletion and amortization                    139.7          147.0
Provision for asset impairments                              34.6             -
- --------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                      231.6          227.1
- --------------------------------------------------------------------------------
Interest expense and minority interests:
Interest expense - long-term debt                           113.8           91.8
Interest expense - short-term debt and other interest        23.7           17.0
Minority interests                                            5.6            3.2
- --------------------------------------------------------------------------------
Total interest and minority interest expense                143.1          112.0
- --------------------------------------------------------------------------------
Other income:
Equity in earnings of investments and partnerships           29.2           16.4
Interest Income                                              24.9            7.2
- --------------------------------------------------------------------------------
Total other income                                           54.1           23.6
- --------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                                142.6          138.7
- --------------------------------------------------------------------------------
Income taxes                                                 57.6           51.1
- --------------------------------------------------------------------------------
NET INCOME                                                   85.0           87.6
- --------------------------------------------------------------------------------
Preferred dividends                                           2.1            1.9
- --------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR COMMON SHARES                     $   82.9       $   85.7
- --------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Primary                                                  45.62          43.52
   Fully diluted                                            45.98          44.26
- --------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE:
   Primary                                                  $1.82          $1.97
   Fully diluted                                             1.81           1.95
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                UTILICORP UNITED INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS


                                                         March 31,   December 31,
DOLLARS IN MILLIONS                                        1996          1995
                                                       (Unaudited)
- --------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                            $   118.0      $   110.7
   Funds on deposit                                          33.2           41.2
   Accounts receivable, net                                 335.9          332.2
   Inventories and supplies, at average cost                 70.4          112.5
   Price risk management assets                              48.3           26.4
   Prepayment and other                                      59.8           53.0
- --------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                        665.6          676.0
- --------------------------------------------------------------------------------
Property, plant and equipment, net                        2,298.4        2,279.6
- --------------------------------------------------------------------------------
Investments in subsidiaries and partnerships                585.8          574.4
- --------------------------------------------------------------------------------
Price risk management assets                                155.3          175.5
- --------------------------------------------------------------------------------
Deferred charges                                            181.9          180.4
- --------------------------------------------------------------------------------
TOTAL ASSETS                                             $3,887.0       $3,885.9
- --------------------------------------------------------------------------------
LIABILITIES AND SHAREOWNER'S EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                  $   15.2       $   15.1
   Short-term debt                                          201.5          288.6
   Accounts payable                                         427.9          434.3
   Accrued liabilities                                       87.4           34.8
   Price risk management liabilities                         87.7           67.9
   Other                                                     94.8          107.1
- --------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                   914.5          947.8
- --------------------------------------------------------------------------------
LONG-TERM LIABILITIES:
   Long-term debt, net                                    1,365.9        1,355.4
   Deferred income taxes and credits                        278.6          279.2
   Price risk management liabilities                         75.7           94.6
   Other deferred credits                                   142.0          137.2
- --------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                               1,862.2        1,866.4
- --------------------------------------------------------------------------------
Company-obligated mandatorily redeemable
  preferred securities of partnership                       100.0          100.0
- --------------------------------------------------------------------------------
Preferred and preference stock                               25.4           25.4
- --------------------------------------------------------------------------------
Common shareowner's equity                                  984.9          946.3
- --------------------------------------------------------------------------------
Commitments and contingencies
- --------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREOWNER'S EQUITY                $3,887.0       $3,885.9
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                UTILICORP UNITED INC.
            CONSOLIDATED CONDENSED STATEMENTS OF PREFERRED AND PREFERENCE
                                        STOCK


                                                   March 31,    December 31,
                                                     1996           1995
DOLLARS IN MILLIONS EXCEPT PER SHARE              (Unaudited)
- ----------------------------------------------------------------------------
Preference Stock, not mandatorily redeemable:
   $2.05 series, 1,000,000 shares                  $25.0          $25.0
Preferred Stock of subsidiary, retractable            .4             .4
- ----------------------------------------------------------------------------
TOTAL PREFERRED AND PREFERENCE STOCK               $25.4          $25.4
- ----------------------------------------------------------------------------


           CONSOLIDATED CONDENSED STATEMENTS OF COMMON SHAREOWNER'S EQUITY


                                                   March 31,    December 31,
                                                     1996           1995
DOLLARS IN MILLIONS EXCEPT PER SHARE              (Unaudited)
- ----------------------------------------------------------------------------
COMMON STOCK:  authorized 100,000,000 shares,
   par value $1 per share, 45,454,930 shares
   outstanding (45,965,952 at
   December 31, 1995)                             $ 46.5         $ 46.0
PREMIUM ON CAPITAL STOCK                           816.8          800.6
RETAINED EARNINGS                                  122.6          106.2
- ----------------------------------------------------------------------------
CURRENCY TRANSLATION ADJUSTMENT                     (1.0)          (6.5)
- ----------------------------------------------------------------------------
TOTAL COMMON SHAREOWNER'S EQUITY                  $984.9         $946.3
- ----------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements.

                                UTILICORP UNITED INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED


                                                                       Quarter Ended March 31,
DOLLARS IN MILLIONS                                                      1996           1995
- ----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $ 37.3         $ 32.2
  Adjustments to reconcile net income to net cash provided:
       Depreciation, depletion and amortization                         31.9           36.6
       Net changes in price risk management assets and
         liabilities                                                     (.8)           1.0
       Deferred taxes and investment tax credits                         (.6)           7.8
       Equity in earnings from investments and partnerships             (7.6)          (2.2)
       Dividends from investments and partnerships                       2.8            1.6
       Changes in certain current assets and liabilities,
         net of effects of acquisitions and restructuring--
         Accounts receivable and accrued revenues                      (51.7)         (44.0)
         Accounts receivable sold                                       48.0           44.7
         Fuel and materials                                             42.1           39.2
         Accounts payable                                               (6.4)         (50.4)
         Accrued taxes                                                  42.9           31.0
         Other                                                          (9.4)          13.4
       Changes in other assets and liabilities, net                      8.7           12.7
- ----------------------------------------------------------------------------------------------
CASH PROVIDED FROM OPERATING ACTIVITIES                                137.2          123.6
- ----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to utility plant                                      (17.9)         (20.0)
       Purchase of utility and other businesses                           --         (100.9)
       Investments in energy related properties                        (12.0)          (3.3)
       Other                                                           (19.3)           4.8
- ----------------------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                                     (49.2)        (119.4)
- ----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Issuance of common stock                                         16.7            2.7
       Treasury stock sold (acquired)                                     --            4.3
       Issuance of long-term debt, net of premium paid                  10.6             --
       Retirements of long-term debt                                      --           (5.3)
       Short-term borrowing (repayments), net                          (87.1)          47.1
       Cash dividends paid                                             (20.9)         (19.7)
- ----------------------------------------------------------------------------------------------
CASH PROVIDED (USED IN) FROM FINANCING ACTIVITIES                      (80.7)          29.1
- ----------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                    7.3           33.3
Cash and cash equivalents at beginning of period                       110.7           67.2
- ----------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                            $118.0         $100.5
- ----------------------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements.

                                UTILICORP UNITED INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED


                                                                           Twelve Months
                                                                           Ended March 31,
DOLLARS IN MILLIONS                                                      1996           1995
- ----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $ 85.0         $ 87.6
  Adjustments to reconcile net income to net cash provided:
       Depreciation, depletion and amortization                        150.9          145.5
       Provision for asset impairments                                  34.6             --
       Net changes in price risk management assets and
         liabilities                                                   (41.2)           1.0
       Deferred taxes and investment tax credits                       (29.6)          74.9
       Equity in earnings from investments and partnerships            (29.2)         (16.4)
       Dividends from investments and partnerships                      19.8           18.6
       Changes in certain current assets and liabilities,
         net of effects of acquisitions and restructuring--
         Accounts receivable and accrued revenues                     (175.1)          14.0
         Accounts receivable sold                                       54.1           (7.4)
         Fuel and materials                                             24.8          (20.9)
         Accounts payable                                              137.9          (50.2)
         Accrued taxes                                                   5.2            2.0
         Other                                                           6.9            7.6
       Changes in other assets and liabilities, net                     30.7           15.6
- ----------------------------------------------------------------------------------------------
CASH PROVIDED FROM OPERATING ACTIVITIES                                274.8          271.9
- ----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to utility plant                                     (107.3)        (130.8)
       Purchase of utility and other businesses                           --         (129.1)
       Investments in international businesses                        (379.3)            --
       Investments in non-regulated generating assets                  (59.0)         (21.5)
       Proceeds on sale of oil and gas properties                      204.5             --
       Investments in energy related properties                       (152.7)        (105.9)
       Other                                                           (70.9)         (43.3)
- ----------------------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                                   $(564.7)       $(430.6)
- ----------------------------------------------------------------------------------------------


                                UTILICORP UNITED INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--CONTINUED
                                      UNAUDITED


                                                                           Twelve Months
                                                                           Ended March 31,
DOLLARS IN MILLIONS                                                      1996           1995
- ----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Issuance of common stock                                       $ 43.5         $  5.3
       Issuance of company-obligated mandatorily
         redeemable                                                    100.0             --
        preferred securities of partnership
       Retirements of preference stock                                    --          (11.3)
       Treasury stock sold (acquired)                                    2.3           (2.3)
       Issuance of long-term debt, net of premium paid                 425.8          104.2
       Retirements of long-term debt                                  (155.0)          (5.3)
       Short-term borrowing (repayments) net                           (28.0)         204.3
       Cash dividends paid                                             (81.2)         (78.1)
- ----------------------------------------------------------------------------------------------
CASH PROVIDED FROM FINANCING ACTIVITIES                                307.4          216.8
- ----------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                   17.5           58.1
Cash and cash equivalents at beginning of period                       100.5           42.4
- ----------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                            $118.0         $100.5
- ----------------------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements.

                                UTILICORP UNITED INC.
                           NOTES TO CONDENSED CONSOLIDATED
                                 FINANCIAL STATEMENTS
                                     (UNAUDITED)


(1) Summary of Significant Accounting Policies: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in the company's 1995 Form 10-K. It is suggested that those consolidated financial statements be read in conjunction with this report. The year-end financial statements presented were derived from the company's audited financial statements, but do not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary for a fair representation of the financial position of the company and the results of its operations. Certain estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods shown have been made in preparing the consolidated financial statements. Actual results could differ from these estimates.

(2) On January 19, 1996, the company, KCPL and KC United Corp. (KCU) entered into an Agreement and Plan of Merger (the Merger Agreement) which provides for a strategic business combination of the company and KCPL in a "merger-of-equals" transaction (the Transaction). Pursuant to the Merger Agreement, the company and KCPL will merge with and into KCU (which may be renamed at the discretion of the company and KCPL), a corporation formed for the purpose of the Transaction. Under the terms of the Merger Agreement, each share of the company's common stock will be exchanged for 1.096 shares of KCU common stock and each share of KCPL common stock will be exchanged for one share of KCU common stock. Based on the number of shares of the company's common stock and KCPL's common stock outstanding on the date of the Merger Agreement, the company's common shareholders will receive about 45% of the common equity of KCU and KCPL's common shareholders will receive about 55%.

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

    The Transaction is subject to approval by each company's shareholders and a number of regulatory authorities. Obtaining the regulatory approvals is expected to take about 12 to 18 months. The Merger Agreement includes termination provisions which may require certain payments to the non-terminating party under certain circumstances, including a payment of $58 million if the Transaction is terminated by a party and within two-and-one half years following such termination, the terminating party agrees to consummate or consummates certain business combination transactions.

                                UTILICORP UNITED INC.
                           NOTES TO CONDENSED CONSOLIDATED
                            FINANCIAL STATEMENTS-CONTINUED
                                     (UNAUDITED)

    On April 14, 1996 KCPL received an unsolicited bid from Western Resources Inc., which the Board of Directors of KCPL unanimously rejected on April 21, 1996. Both KCPL and the company remain fully committed to the proposed merger.

    As of March 31, 1996, the company had $4.2 million of merger related costs recorded as deferred charges on its consolidated condensed balance sheet.

(3) On September 6, 1995, Power Partnership Limited (PPL), of which the company owns 49.9%, acquired United Energy Limited (UE), an Australian electric distribution utility, from the State of Victoria. As part of the acquisition the company paid approximately $257.9 million for its 49.9 percent ownership interest, primarily financed through Australian-dollar-based debt.

    The acquisition was recorded as a purchase and is accounted for using the equity method of accounting. The equity investment is included in Investments in subsidiaries and partnerships on the condensed consolidated balance sheet. Pro forma unaudited results of operations for UtiliCorp United Inc., assuming the acquisition had occurred at the beginning of the period, are shown below.


            Dollars in millions              Quarter Ended
            except per share                 March 31, 1995
          -------------------------------------------------
         Sales                                   $726.3
         Income from operations                    81.5
         Net income                                35.4
         Earnings available for common
         shares                                    34.9
          -------------------------------------------------

         Primary earnings per share              $  .78
         Fully diluted earnings per share           .77
          -------------------------------------------------


(4) The table below contains summarized financial information on the company's unconsolidated material equity investments as of March 31, 1995 and December 31, 1995 and for the three months ended March 31, 1996 and 1995.


DOLLARS IN MILLIONS             March 31, 1996       December 31, 1995
- ----------------------------------------------------------------------
ASSETS
Current assets                   $  297.2              $  336.5
Non-current assets                2,860.7               2,785.3
- ----------------------------------------------------------------------
TOTAL ASSETS                     $3,157.9              $3,121.8

- ----------------------------------------------------------------------
LIABILITIES AND EQUITY
Current liabilities              $  276.0              $  276.5
Non-current liabilities           2,122.6               2,125.6
Equity                              759.3                 719.7
- ----------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY     $3,157.9              $3,121.8
- ----------------------------------------------------------------------


                                UTILICORP UNITED INC.
                           NOTES TO CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS - CONTINUED
                                     (UNAUDITED)


                                  Quarter Ended       Quarter Ended
         Dollars in millions      March 31, 1996      March 31, 1995
         -------------------------------------------------------------
         Sales                        $263.3              $292.4
         Costs and Expenses            235.9               260.6
         -------------------------------------------------------------
         Net Income                   $ 27.4              $ 31.8
         -------------------------------------------------------------
         -------------------------------------------------------------


(5) In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation" (SFAS 123). SFAS 123 requires the company to either record or disclose pro forma information on the fair value of certain stock-based programs including stock options and employee stock purchase plans. The company currently provides stock options to certain employees and has an employee stock purchase program whereby employees may purchase company common stock at a 15% discount. Under SFAS 123, these plans require either recording compensation expense or pro forma disclosures of net income and earnings per share as if the company elected to record compensation expense. The company will elect to disclose information required by SFAS 123. For the quarters ended March 31, 1996 and 1995, compensation expense relating to stock-based compensation plans was $.9 million and $1.2 million, respectively. If the company would have recorded compensation expense, earnings per share would have been reduced by $.01 and $.02 for the quarters ended March 31, 1996 and 1995, respectively.

(6) In April 1996 one of the power projects in which UtilCo Group, a subsidiary of the company, holds an ownership interest entered into a long-term lease arrangement with a third party. This transaction will be accounted for as a sales type lease by the partnership and will result in the recognition of a gain. UtilCo Group's portion of such gain, through its equity earnings share, is expected to be approximately $25 million, on a pre-tax basis.

    An amendment of a power purchase agreement at another UtilCo Group project will require UtilCo Group to record a $3 million charge, on a pre-tax basis, in May 1996.

(7) Certain reclassifications have been made to prior year amounts to conform to the current year's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

                                UTILICORP UNITED INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

UTILICORP UNITED INC. (THE COMPANY) CONTAINS THREE SEGMENTS: ELECTRIC OPERATIONS, GAS OPERATIONS AND ENERGY RELATED BUSINESSES. THE COMPANY HAS OTHER OPERATIONS THAT AFFECT SALES AND INCOME FROM OPERATIONS WHICH ARE DISCUSSED IN THE OTHER BUSINESSES AND EQUITY INVESTMENTS SECTION. EACH SEGMENT IS DISCUSSED SEPARATELY IN THE RESULTS OF OPERATIONS SECTION. THE LIQUIDITY AND CAPITAL RESOURCES SECTION IS PREPARED ON A CONSOLIDATED BASIS.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided from operating activities increased $13.6 million for the quarter ended March 31, 1996 compared to the same period in 1995. The primary factors causing the increase relate to the timing of cash payments and cash receipts. Cash provided from operating activities for the twelve months ended March 31, 1996 was $2.7 million higher than in 1995. The 1996 twelve-month cash flow statement reflects a provision for asset impairments and the income effects of a change in accounting. Neither the provision for asset impairments nor the change in accounting affect cash flow from operations; however, certain individual components are affected.

    Cash used in investing activities decreased $70.2 million for the quarter ended March 31, 1996, compared to 1995. Cash used in investing activities varies depending on the number and magnitude of investment and acquisition opportunities. In the first quarter 1995, the company closed its Missouri pipeline acquisition ($78.0 million), its acquisition of a gas marketing company ($6.6 million) and Aquila Gas Pipeline's acquisition of a gas processing, gathering and marketing company ($16.3 million). Other investing activities in 1996 reflect the renovation of a new headquarters building and investments in new software systems.

    Cash used in investing activities for the twelve months ended March 31, 1996 compared to the same periods in 1995 increased by $134.1 million. As with the quarter period discussed above, investing activities tend to fluctuate significantly depending on the timing of acquisition opportunities.
 For the twelve-month period ended March 31, 1996, the company invested $379.3 million internationally. Partially offsetting this cash outflow were cash proceeds on the sale of substantially all of the company's oil and gas production assets for $204.5 million.

    To supplement the company's internally generated cash flows, the company has various short-term credit programs. A primary source of cash has been bank borrowings from uncommitted bank lines. In addition the company can issue commercial paper aggregating $150 million. To support the commercial paper program, the company has a $250 million committed revolving credit agreement with a consortium of banks.

    The company also has two accounts receivable sale programs. The level of funding available from these programs varies depending on the level of eligible accounts receivable. Under these programs, the company may borrow another $13.6 million.

    On December 8, 1995, the company obtained an extended grace period for a long-term debt to capitalization ratio covenant from its creditor on its 9.21% senior notes. The grace period extends to June 30, 1996. The company continues to classify this debt as long-term as management believes it is probable that the company will meet the convenant ratio by June 30, 1996 and for foreseeable future periods.

RESULTS OF OPERATIONS

ELECTRIC OPERATIONS

THE COMPANY'S ELECTRIC SEGMENT INCLUDES THE ELECTRIC OPERATIONS OF MISSOURI PUBLIC SERVICE, WEST KOOTENAY POWER, WEST VIRGINIA POWER, AND WESTPLAINS ENERGY.


                                                   Three Months Ended    Twelve Months Ended
                                                       March 31,              March 31,
- --------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                 1996       1995        1996       1995
- --------------------------------------------------------------------------------------------
SALES                                            $143.3     $129.9      $591.1     $556.1
- --------------------------------------------------------------------------------------------
Cost of sales-fuel and purchased power             52.6       47.1       198.6      189.7
- --------------------------------------------------------------------------------------------
GROSS PROFIT                                       90.7       82.8       392.5      366.4
- --------------------------------------------------------------------------------------------
EXPENSES:
     Other operating                               27.9       25.7       119.1      104.6
     Maintenance                                    9.6        9.0        35.9       38.5
     Taxes, other than income taxes                11.4       11.8        50.9       50.0
     Depreciation and amortization                 14.1       13.2        54.6       50.8
- --------------------------------------------------------------------------------------------
TOTAL EXPENSES                                     63.0       59.7       260.5      243.9
- --------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                           $ 27.7     $ 23.1      $132.0     $122.5
- --------------------------------------------------------------------------------------------


QUARTER-TO-QUARTER

    Income from operations increased 20% in the 1996 quarter compared to the 1995 quarter. Colder winter weather in 1996 combined with over 8,100 average additional customers increased sales and gross profit by $13.4 million and $7.9 million, respectively, in 1996 compared to 1995.

TWELVE MONTHS ENDED MARCH 31, 1996 TO 1995

    Income from operations increased 8% in 1996 compared to 1995. The twelve-month period in 1996 had increased sales and gross profit of $35.0 million and $26.1 million, respectively, over the same period in 1995. The 1996 period benefited from a hot summer as well as a colder winter which were primary reasons for an 8% increase in tariff electricity volumes sold. Partially offsetting the sales and gross profit increases were increases in other operating expenses related to employee severance costs and sales and marketing costs pertaining to EnergyOne activities.

GAS OPERATIONS

THE COMPANY'S GAS SEGMENT INCLUDES GAS OPERATIONS OF MISSOURI PUBLIC SERVICE, KANSAS PUBLIC SERVICE, PEOPLES NATURAL GAS, NORTHERN MINNESOTA UTILITIES, MICHIGAN GAS UTILITIES, UTILICORP PIPELINE SYSTEMS AND WEST VIRGINIA POWER.


                                                   Three Months Ended    Twelve Months Ended
                                                       March 31,              March 31,
- --------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                 1996       1995        1996       1995
- --------------------------------------------------------------------------------------------
SALES                                            $300.4     $245.9      $671.3     $580.2
Cost of sales-gas purchased for resale            195.5      152.0       392.4      340.9
- --------------------------------------------------------------------------------------------
GROSS PROFIT                                      104.9       93.9       278.9      239.3
- --------------------------------------------------------------------------------------------
EXPENSES:
     Other operating                               32.6       31.5       130.9      117.6
     Maintenance                                    2.3        2.2         9.2        8.7
     Taxes, other than income taxes                 6.6        7.0        26.0       23.6
     Depreciation and amortization                  9.4        8.3        35.4       31.1
- --------------------------------------------------------------------------------------------
TOTAL EXPENSES                                     50.9       49.0       201.5      181.0
- --------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                           $ 54.0     $ 44.9      $ 77.4     $ 58.3
- --------------------------------------------------------------------------------------------


QUARTER-TO-QUARTER

    Income from operations increased 20% in 1996 compared to the same period in 1995. This past winter was approximately 19% colder than in 1995 and 9% colder than average winter temperatures. In addition to favorable weather, the average customer count increased approximately 16,100 over the 1995 period. Colder temperatures combined with additional customers resulted in sales and gross profit increases of $54.5 million and $11.0 million, respectively, over the 1995 periods.

TWELVE MONTHS ENDED MARCH 31, 1996 TO 1995

    Income from operations increased 33% in 1996 over the same period in 1995. An extremely cold winter combined with a mild 1995 first quarter contributed to sales and gross profit increases of $91.1 million and $39.6 million over 1995 periods. Also contributing to the increase were over 27,600 average additional customers over the 1995 period. The colder weather and additional customers resulted in a 11% increase in tariff volumes sold for the 1996 period over 1995.

    Partially offsetting the sales and gross profits increases were operating expense increases of $13.3 million compared to 1995. The increase is due to employee severance and restructuring activities, additional sales and marketing costs and payroll and benefit increases.

ENERGY RELATED BUSINESSES

THE ENERGY RELATED BUSINESS SEGMENT CONSISTS SOLELY OF THE CONSOLIDATED OPERATIONS OF THE COMPANY'S AQUILA ENERGY SUBSIDIARY, INCLUDING 82%-OWNED AQUILA GAS PIPELINE (AGP). AQUILA PROVIDES ENERGY MARKETING AND RISK MANAGEMENT SERVICES AND IS INVOLVED IN THE GATHERING, PROCESSING AND MARKETING OF NATURAL GAS AND THE SALE OF NATURAL GAS LIQUIDS. ITS AQUILA POWER SUBSIDIARY BEGAN WHOLESALE MARKETING OF ELECTRICITY IN 1995.


                                                   Three Months Ended    Twelve Months Ended
                                                       March 31,              March 31,
- --------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                 1996       1995        1996       1995
- --------------------------------------------------------------------------------------------
SALES                                            $475.9     $241.4    $1,408.5     $913.6
- --------------------------------------------------------------------------------------------
Cost of sales                                     434.9      196.5     1,210.0      735.4
- --------------------------------------------------------------------------------------------
GROSS PROFIT                                       41.0       44.9       198.5      178.2
- --------------------------------------------------------------------------------------------
EXPENSES:
     Operating and maintenance                     17.3       15.9        72.6       70.3
     Depreciation, depletion and amortization       6.2       14.7        41.1       59.5
     Provisions for asset impairments                --         --        13.2         --
- --------------------------------------------------------------------------------------------
TOTAL EXPENSES                                     23.5       30.6       126.9      129.8
- --------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS, BEFORE
     MINORITY INTERESTS                          $ 17.5     $ 14.3      $ 71.6     $ 48.4
- --------------------------------------------------------------------------------------------



QUARTER-TO-QUARTER

    Income from operations increased 22% over the 1995 period reflecting significant increases in natural gas and natural gas liquid sales and higher commodity prices. Offsetting this increase was a decline of $3.2 million of operating income resulting from Aquila's oil and gas production business which was sold in September 1995.

    Sales increased $234.5 million due to a 34% increase in natural gas marketing volumes, an 18% increase in pipeline throughput volumes, a 37% increase in natural gas liquids production and an average price increase of $1.08 per mmbtu on marketing volumes sold in the period. Changes in natural gas market prices can significantly affect sales revenues in a period without necessarily impacting gross profit proportionately. Gross profit from Aquila's gas marketing and gas pipeline and processing businesses increased by $14.4 million due to the volume increases discussed above, 10% higher natural gas liquids prices and a 40% increase in net gas marketing margins. Gross profit for the 1995 quarter included $18.3 million in gross profit from Aquila's oil and gas production business.

    Depreciation, depletion and amortization expense decreased by $8.5 million in 1996 primarily due to the sale of the oil and gas properties discussed above.

TWELVE MONTHS ENDED MARCH 31, 1996 TO 1995

      Income from operations increased by 48% in the 1996 period compared to the 1995 period. Income from operations in the 1996 period was favorably affected by additional gross profit ($29.8 million) from price risk management activities, partially offset by a provision from impaired assets stemming from early adoption of Statement of Financial Accounting Standards No. 121 ($13.2 million). Excluding these two items, income from operations increased 14% over 1995.

    Sales increased $494.9 million over 1995 as marketing volumes increased 42% to 1.5 Tbtu per day. Pipeline throughput volumes rose 31% and natural gas liquids production increase 13% over 1995 levels. Average marketing sales prices increased $.38 per mmbtu over last year. Gross profit was $20.3 million higher than the prior year stemming from strong volume increases in Aquila's marketing and pipeline businesses. Together the marketing and pipeline gross profit was $62.2 million greater than in the prior period. Aquila's oil and gas production business contributed $41.9 higher in million to 1995 compared to 1996.

    Operating and maintenance expenses were $2.3 million higher in 1996 primarily due to expansion of Aquila's natural gas gathering and processing capabilities, the start-up of an electricity marketing business and the acquisition of a gas marketing and gathering company in January 1995. Operating and maintenance expenses were favorably affected by the sale of the oil and gas production business. Depreciation, depletion and amortization expense was $18.4 million lower than last year due to the sale of the oil and gas business.

OTHER BUSINESSES AND EQUITY INVESTMENTS

    Other businesses and equity investments consist primarily of UtilCo Group (a subsidiary of the company), operations in the United Kingdom, various gas marketing and service contract businesses and equity investment in Australia and New Zealand. The commentary that follows centers on the major items of significance affecting these businesses and investments.

    Net income from UtilCo Group was $2.2 million for the quarter ended March 31, 1996 or about the same as in last year's quarter. Net income for the twelve months ended March 31, 1995 was $9.0 million (before a $9.3 million after tax provision for impaired assets) compared to $7.6 million in the prior year. The first quarter of 1995 includes a $2.0 million tax benefit stemming from a deferred tax adjustment. Operating income increased in both the quarter and twelve-month 1996 periods over 1995 due to better project performance and the acquisition of a new project in May 1995.

    In April 1996 one of the power projects in which UtilCo Group holds an ownership interest entered into a long-term lease arrangement with a third party. This transaction will be accounted for as a sales type lease by the partnership and will result in the recognition of a gain. UtilCo Group's portion of such gain, through its equity earnings share, is expected to be about $25 million on a pre-tax basis.

    An amendment of a power purchase agreement at another UtilCo Group project will require UtilCo Group to record a $3 million charge, on a pre-tax basis, in May 1996.

    Net income from Australia was $.2 million and $3.1 million for the quarter and twelve months, respectively, ended March 31, 1996. United Energy Limited, and electric distribution company, was acquired by the company and two other partners in September 1995. United Energy Limited is a winter peaking (July and August) utility with approximately 520,000 customers.

INTEREST INCOME

    Interest income increased $4.6 million and $17.7 million for the quarter and twelve-month periods in 1996 compared to 1995 due to interest received on interest bearing financial instruments related to the company's investment in an Australian electric distribution company and additional interest income from temporary cash investments in the United Kingdom.

INTEREST EXPENSE

    Total interest expense increased $3.8 million for the quarter ended March 31, 1996 compared to the prior year quarter. This increase is primarily due to additional long-term borrowings issued in the second quarter of 1995 and new Australian and New Zealand dollar borrowings issued in the third and fourth quarters. Total interest expense for the twelve-month period ended March 31, 1996 increased $28.7 million primarily due to the same reasons mentioned for the quarter.

PART II.  OTHER INFORMATION


ITEM 5.  OTHER MATTERS

UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL INFORMATION

     The following unaudited pro forma financial information combines the historical consolidated balance sheets and statements of income of Kansas
City Power & Light Company (KCPL) and UtiliCorp United Inc. (UtiliCorp), including their respective subsidiaries, after giving effect to the Transaction. Further information concerning the Merger Agreement and proposed merger transaction is included in Note 2 to the Consolidated Condensed Financial Statements in Part I of this report. The unaudited pro forma combined condensed balance sheet at March 31, 1996, gives effect to the Transaction as if it had occurred at March 31, 1996. The unaudited pro forma combined condensed statements of income for each of the three months ended March 31, 1996, and 1995, give effect to the Transaction as if it had occurred at the beginning of those periods. These statements are prepared on a basis consistent with generally accepted accounting principles. In addition, the statements are prepared on the basis of accounting for the Transaction as a pooling of interests and are based on the assumptions set forth in the notes thereto.

    The following pro forma financial information has been prepared from, and should be read in connection with, the historical consolidated financial statements and related notes of KCPL and UtiliCorp. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Transaction been consummated on the date, or at the beginning of the periods, for which the Transaction is being given effect nor is it necessarily indicative of future operating results or financial position.

KC UNITED CORP.

UNAUDITED PRO FORMA COMBINED

CONDENSED BALANCE SHEET

MARCH 31, 1996
(thousands)


                                              UtiliCorp            KCPL         Pro Forma
                                            (as reported)     (as reported)     Combined
- ------------------------------------------------------------------------------------------
Utility plant in service                      $2,721,045        $3,399,478    $6,120,523
Accumulated depreciation                       1,030,945         1,177,540     2,208,485
                                               -------------------------------------------
   Net utility plant in service                1,690,100         2,221,938     3,912,038
Construction work in progress and
   nuclear fuel, net                              63,952           140,560       204,512
                                               -------------------------------------------
   Total utility plant, net                    1,754,052         2,362,498     4,116,550
Other property and investments                 1,130,074           188,059     1,318,133
Current assets                                   665,578           142,563       808,141
Deferred charges and other assets                337,260           183,331       520,591
                                               -------------------------------------------
   Total assets                               $3,886,964        $2,876,451    $6,763,415
- ------------------------------------------------------------------------------------------

Capitalization
Common stock and premium
 on common stock (Note 1)                     $  863,283        $  449,697    $1,312,980
Retained earnings                                122,682           449,377       572,059
Other stockholders' equity                        (1,022)           (1,714)       (2,736)
                                               -------------------------------------------
   Total common equity                           984,943           897,360     1,882,303
Preferred and preference stock (Note 4)           25,356            90,276       115,632
Company-obligated mandatorily
 redeemable preferred securities
 of partnership                                  100,000                 -       100,000
Long-term debt, net                            1,365,935           841,040     2,206,975
                                               -------------------------------------------
   Total capitalization                        2,476,234         1,828,676     4,304,910
Current liabilities                              914,437           237,140     1,151,577
Deferred income taxes                            259,059           649,042       908,101
Other deferred liabilities                       237,234           161,593       398,827
                                               -------------------------------------------
   Total capitalization and liabilities       $3,886,964        $2,876,451    $6,763,415
- ------------------------------------------------------------------------------------------


See accompanying Notes to Unaudited
Pro Forma Combined Condensed
Financial Statements.

                                    KC UNITED CORP

              UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENT OF INCOME

                      FOR THE THREE MONTHS ENDED MARCH 31, 1996

                          (thousands, except per share data)



                                              UtiliCorp            KCPL         Pro Forma
                                            (as reported)     (as reported)     Combined
- ------------------------------------------------------------------------------------------

Operating revenues                            $1,084,434          $206,624    $1,291,058
Operating expenses                               996,468           158,267     1,154,735
                                               -------------------------------------------
   Operating income before income taxes           87,966            48,357       136,323
Interest charges                                  34,404            14,258        48,662
Other income, net                                (11,409)            2,384        (9,025)
                                               -------------------------------------------
   Income before income taxes                     64,971            31,715        96,686
Income taxes                                      27,659             7,192        34,851
                                               -------------------------------------------
   Net income                                     37,312            24,523        61,835
Preference and preferred stock
   dividend requirements (Note 4)                    513               957         1,470
                                               -------------------------------------------
Earnings available for
   common shares                                 $36,799           $23,566       $60,365
- ------------------------------------------------------------------------------------------

Weighted average common shares
 outstanding (Note 1)
   -Primary                                       46,233            61,902       112,573
   -Fully diluted (Note 5)                        46,568            61,902       112,941
Earnings per share
   -Primary                                         $.80              $.38          $.54
   -Fully diluted (Note 5)                          $.79              $.38          $.54
- ------------------------------------------------------------------------------------------


See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                    KC UNITED CORP

              UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENT OF INCOME

                      FOR THE THREE MONTHS ENDED MARCH 31, 1995

                          (thousands, except per share data)



                                              UtiliCorp            KCPL         Pro Forma
                                            (as reported)     (as reported)     Combined
- ------------------------------------------------------------------------------------------

Operating revenues                              $726,303          $198,906      $925,209
Operating expenses                               644,818           157,846       802,664
                                               -------------------------------------------
   Operating income before income taxes           81,485            41,060       122,545
Interest charges                                  30,600            13,023        43,623
Other income, net                                 (3,389)           (6,803)      (10,192)
                                               -------------------------------------------
   Income before income taxes                     54,274            34,840        89,114
Income taxes                                      22,108            11,953        34,061
                                               -------------------------------------------
   Net income                                     32,166            22,887        55,053
Preference and preferred stock
   dividend requirements (Note 4)                    513             1,026         1,539
                                               -------------------------------------------
Earnings available for
   common shares                                 $31,653           $21,861       $53,514
- ------------------------------------------------------------------------------------------

Weighted average common shares
 outstanding (Note 1)
   -Primary                                       44,743            61,902       110,940
   -Fully diluted (Note 5)                        45,242            61,902       111,487
Earnings per share
   -Primary                                         $.71              $.35          $.48
   -Fully diluted (Note 5)                          $.70              $.35          $.48
- ------------------------------------------------------------------------------------------


See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                    KC UNITED CORP

              UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENT OF INCOME

                         FOR THE THREE MONTHS ENDED MARCH 31

                          (thousands, except per share data)



                                                                                Increase
                                                  1996              1995       (Decrease)
- ------------------------------------------------------------------------------------------

Operating revenues                            $1,291,058          $925,209      $365,849
Operating expenses                             1,154,735           802,664       352,071
                                               -------------------------------------------
   Operating income before income taxes          136,323           122,545        13,778
Interest charges                                  48,662            43,623         5,039
Other income, net                                 (9,025)          (10,192)       (1,167)
                                               -------------------------------------------
   Income before income taxes                     96,686            89,114         7,572
Income taxes                                      34,851            34,061           790
                                               -------------------------------------------
   Net income                                     61,835            55,053         6,782
Preference and preferred stock
   dividend requirements (Note 4)                  1,470             1,539           (69)
                                               -------------------------------------------
Earnings available for
   common shares                              $   60,365          $ 53,514      $  6,851
- ------------------------------------------------------------------------------------------

Weighted average common shares
 outstanding (Note 1)
   -Primary                                      112,573           110,940         1,633
   -Fully diluted (Note 5)                       112,941           111,487         1,454
Earnings per share
   -Primary                                         $.54              $.48          $.06
   -Fully diluted (Note 5)                          $.54              $.48          $.06
- ------------------------------------------------------------------------------------------


See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                   KC UNITED CORP.
         NOTES TO UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS

1. The pro forma combined financial statements reflect the conversion of each outstanding share of KCPL common stock into one share of KCU common stock outstanding and the conversion of each outstanding share of UtiliCorp common stock into 1.096 shares of KCU common stock, as provided in the Merger Agreement. The pro forma combined financial statements are presented as if the companies were combined during all periods included herein. No pro forma adjustments were necessary.

2. The allocation between KCPL and UtiliCorp and their customers of the about $600 million in net estimated cost savings over the ten-year period following the Merger, less transaction costs, will be subject to regulatory review and approval. Transaction costs, currently estimated to be about $30 million (including fees for financial advisors, attorneys, accountants, consultants, filings and printing), are being deferred for post-merger amortization in accordance with future regulatory approvals. As of March 31, 1996, $5.4 and $4.2 million in merger-related costs had been deferred by KCPL and UtiliCorp, respectively.

    The net estimated costs savings and transactions costs do not reflect certain other costs that could be incurred by KCU, such as increases or decreases in costs caused by the provisions of the employment agreements with Messrs. Jennings and Green, severance agreements with certain executives and the KCU Plans.

    The net estimated cost savings, transaction costs and certain other costs have not been reflected in the pro forma combined financial statements because of the inability to predict regulatory treatment or estimate the amount of such costs that would impact any one period.

3. Intercompany transactions (including purchased and exchanged power transactions) between KCPL and UtiliCorp during the periods presented were not material and, accordingly, no pro forma adjustments were made to eliminate such transactions. All financial statement presentation and accounting policy differences are immaterial and have not been adjusted in the pro forma combined financial statements.

4. Prior to the consummation of the Merger, KCPL must redeem its cumulative preferred stock outstanding as provided in the Merger Agreement. Under the Merger Agreement, UtiliCorp must also redeem the UtiliCorp preferred stock outstanding if the effective time occurs on or after March 1, 1997.
    Because the basis of accounting for the merger is a pooling of interests, the effect of these redemptions is not required to be reflected in the pro forma combined financial statements. The only redemption premium is $755,000 applicable to the KCPL preferred stock. The continuing effect of these redemptions is anticipated to be immaterial.

5. The fully diluted earnings per common share was determined assuming UtiliCorp's outstanding convertible subordinated debentures were converted into UtiliCorp common stock at the beginning of the periods presented. In calculating fully diluted earnings per share, earnings available for common shares were adjusted to eliminate interest expense, net of tax.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  List of Exhibits

*2 Agreement and Plan of Merger, dated as of January 19, 1996, by and among KCPL, UtiliCorp and KCU (Exhibit 2-1 to the Company's Current Report on Form 8-K dated January 24, 1996.)

10  Summary of Terms and Conditions of Employment of Chuck K. Dempster.

11  Statement regarding Computation of Per Share Earnings.

27  Financial Data Schedule--For the three months ended March 31, 1996.

    (b)  Reports on Form 8-K

    A current report on Form 8-K dated January 19, 1996, with respect to Item 5 was filed with the Securities and Exchange Commission by the Registrant.

    A current report on Form 8-K/A dated February 8, 1996, with respect to Items 2 and 7 was filed with the Securities and Exchange Commission by the Registrant.

* Exhibits marked with an asterisk are incorporated by reference pursuant to Rule 12(b)-23.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTILICORP UNITED INC.


By: /s/ Richard C. Green, Jr.
     -------------------------
      Richard C. Green, Jr.
      Chairman of the Board and Chief Executive Officer

Date:  May 13, 1996


By: /s/ Terry G. Westbrook
     ----------------------
       Terry G. Westbrook
       Chief Financial Officer
       (Principal Financial Officer and Chief Accounting Officer)

Date:  May 13, 1996


By: /s/ James S. Brook
     ------------------
       James S. Brook
       Vice President

Date:  May 13, 1996