Form 10-Q/A
period 1996-03-31
UTILICORP UNITED INC
filed 1996-06-20
CIK 66960

                                 FORM 10-Q/A
                           (Amendment No. 1 to the
                          Quarterly Report Pursuant
                          to Section 13 or 15(d) of
                         the Securities Exchange Act
                                   of 1934.)
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended MARCH 31, 1996

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
COMMON STOCK:  authorized 100,000,000 shares,
   par value $1 per share, 46,484,930 shares
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

                                UTILICORP UNITED INC.
                           NOTES TO CONDENSED CONSOLIDATED
                                 FINANCIAL STATEMENTS
                                     (UNAUDITED)


(1) Summary of Significant Accounting Policies: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in the company's 1995 Form 10-K. It is suggested that those consolidated financial statements be read in conjunction with this report. The year-end financial statements presented were derived from the company's audited financial statements, but do not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair representation of the financial position of the company and the results of its operations. Certain estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods shown have been made in preparing the consolidated financial statements. Actual results could differ from these estimates.

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

Date:  June 20, 1996


By: /s/ Terry G. Westbrook
     ----------------------
       Terry G. Westbrook
       Chief Financial Officer
       (Principal Financial Officer and Chief Accounting Officer)

Date:  June 20, 1996


By: /s/ James S. Brook
     ------------------
       James S. Brook
       Vice President

Date:  June 20, 1996