Form 10-Q
period 1996-06-30
UTILICORP UNITED INC
filed 1996-08-13
CIK 66960

                                 FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class                             Outstanding at August 8, 1996
- -----                             -----------------------------
Common Stock, $1 par value                   46,962,985

                       PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

     Information regarding the consolidated condensed financial statements is set forth on pages 3 through 15.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations can be found on pages 16 through 22.

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     See page 23 for the results of voting at the Annual Shareholders' meeting held on May 22, 1996.

ITEM 5.  OTHER INFORMATION

     See page 23 for unaudited pro forma financial statements and related notes for Maxim Energies, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits and reports on Form 8-K can be found on page 28.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             UTILICORP UNITED INC.
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME--UNAUDITED

                                                  Quarter Ended June 30,
IN MILLIONS EXCEPT PER SHARE                             1996      1995
- ---------------------------------------------------------------------------
Sales                                                   $765.0     $600.8
Cost of sales                                            562.6      404.2
- ---------------------------------------------------------------------------
Gross profit                                             202.4      196.6
- ---------------------------------------------------------------------------
Operating, administrative and maintenance expense        133.8      123.8
Depreciation, depletion and amortization                  33.5       37.9
- ---------------------------------------------------------------------------
Income from operations                                    35.1       34.9
- ---------------------------------------------------------------------------
Interest expense and minority interests:
Interest expense - long-term debt                         32.5       25.0
Interest expense - short-term debt and other interest      4.6        7.6
Minority interests                                         1.5         .8
- ---------------------------------------------------------------------------
Total interest and minority interest expense              38.6       33.4
- ---------------------------------------------------------------------------
Other income:
Equity in earnings of investments and partnerships        47.7        5.8
Interest income                                            2.6        2.5
- ---------------------------------------------------------------------------
Total other income                                        50.3        8.3
- ---------------------------------------------------------------------------
Earnings before income taxes                              46.8        9.8
- ---------------------------------------------------------------------------
Income taxes                                              20.5        2.6
- ---------------------------------------------------------------------------
Net income                                                26.3        7.2
- ---------------------------------------------------------------------------
Preference dividends                                        .5         .5
- ---------------------------------------------------------------------------
Earnings Available for Common Shares                    $ 25.8     $  6.7
- ---------------------------------------------------------------------------
Weighted Average Common Shares Outstanding:
     Primary                                             46.70      45.05
     Fully diluted                                       47.03      45.55
- ---------------------------------------------------------------------------
Earnings Per Common Share:
     Primary                                              $.55       $.15
     Fully Diluted                                         .55        .15
- ---------------------------------------------------------------------------


See accompanying notes to consolidated condensed financial statements.

                              UTILICORP UNITED INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME--UNAUDITED

                                                      Six Months Ended June 30,
IN MILLIONS EXCEPT PER SHARE                               1996       1995
- -------------------------------------------------------------------------------
Sales                                                    $1,849.4   $1,327.1
Cost of sales                                             1,397.3      894.3
- -------------------------------------------------------------------------------
Gross profit                                                452.1      432.8
- -------------------------------------------------------------------------------
Operating, administrative and maintenance expense           264.6      240.9
Depreciation, depletion and amortization                     65.4       75.4
- -------------------------------------------------------------------------------
Income from operations                                      122.1      116.5
- -------------------------------------------------------------------------------
Interest expense and minority interests:
Interest expense - long-term debt                            60.2       49.2
Interest expense - short-term debt and other interest        11.2       14.0
Minority interests                                            4.2        1.4
- -------------------------------------------------------------------------------
Total interest and minority interest expense                 75.6       64.6
- -------------------------------------------------------------------------------
Other income:
Equity in earnings of investments and partnerships           60.2        7.9
Interest income                                               5.1        4.3
- -------------------------------------------------------------------------------
Total other income                                           65.3       12.2
- -------------------------------------------------------------------------------
Earnings before income taxes                                111.8       64.1
- -------------------------------------------------------------------------------
Income taxes                                                 48.2       24.7
- -------------------------------------------------------------------------------
Net income                                                   63.6       39.4
- -------------------------------------------------------------------------------
Preference dividends                                          1.0        1.0
- -------------------------------------------------------------------------------
Earnings Available for Common Shares                     $   62.6   $   38.4
- -------------------------------------------------------------------------------
Weighted Average Common Shares Outstanding:
     Primary                                                46.47      44.93
     Fully diluted                                          46.80      45.43
- -------------------------------------------------------------------------------
Earnings Per Common Share:
     Primary                                                $1.35       $.85
     Fully Diluted                                           1.34        .85
- -------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.

                             UTILICORP UNITED INC.
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME--UNAUDITED

                                                              Twelve Months
                                                              Ended June 30,
IN MILLIONS EXCEPT PER SHARE                                 1996       1995
- -------------------------------------------------------------------------------
Sales                                                      $3,320.9   $2,435.5
Cost of sales                                               2,384.8    1,591.2
- -------------------------------------------------------------------------------
Gross profit                                                  936.1      844.3
- -------------------------------------------------------------------------------
Operating, administrative and maintenance expense             535.6      465.8
Depreciation, depletion and amortization                      135.4      147.9
Provision for asset impairments                                34.6        --
- -------------------------------------------------------------------------------
Income from operations                                        230.5      230.6
- -------------------------------------------------------------------------------
Interest expense and minority interests:
Interest expense - long-term debt                             121.4       94.8
Interest expense - short-term debt and other interest          20.2       21.6
Minority interests                                              6.3        3.3
- -------------------------------------------------------------------------------
Total interest and minority interest expense                  147.9      119.7
- -------------------------------------------------------------------------------
Other income:
Equity in earnings of investments and partnerships             84.1       17.2
Interest income                                                12.9        8.2
- -------------------------------------------------------------------------------
Total other income                                             97.0       25.4
- -------------------------------------------------------------------------------
Earnings before income taxes                                  179.6      136.3
- -------------------------------------------------------------------------------
Income taxes                                                   75.5       48.8
- -------------------------------------------------------------------------------
Net income                                                    104.1       87.5
- -------------------------------------------------------------------------------
Preference dividends                                            2.1        1.6
- -------------------------------------------------------------------------------
Earnings Available for Common Shares                       $  102.0   $   85.9
- -------------------------------------------------------------------------------
Weighted Average Common Shares Outstanding:
     Primary                                                  46.03      45.14
     Fully diluted                                            46.37      45.65
- -------------------------------------------------------------------------------
Earnings Per Common Share:
     Primary                                                  $2.22      $1.90
     Fully Diluted                                             2.21       1.88
- -------------------------------------------------------------------------------


See accompanying notes to consolidated condensed financial statements.

                              UTILICORP UNITED INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     June 30,      December 31,
DOLLARS IN MILLIONS                                   1996             1995
- -------------------------------------------------------------------------------
ASSETS                                            (Unaudited)

Current Assets:
     Cash and cash equivalents                     $   148.8         $   110.7
     Funds on deposit                                   30.1              41.2
     Accounts receivable, net                          260.2             332.2
     Inventories and supplies, at average cost          74.6             112.5
     Price risk management assets                       44.9              26.4
     Prepayments and other                              53.2              53.0
- -------------------------------------------------------------------------------
Total current assets                                   611.8             676.0
- -------------------------------------------------------------------------------
Property, plant and equipment, net                   2,306.0           2,279.6
- -------------------------------------------------------------------------------
Investments in subsidiaries and partnerships           631.0             574.4
- -------------------------------------------------------------------------------
Price risk management assets                           162.1             175.5
- -------------------------------------------------------------------------------
Deferred charges                                       204.2             180.4
- -------------------------------------------------------------------------------
Total Assets                                        $3,915.1          $3,885.9
- -------------------------------------------------------------------------------
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt          $    15.0         $    15.1
     Short-term debt                                   244.9             288.6
     Accounts payable                                  421.2             434.3
     Accrued liabilities                                67.4              34.8
     Price risk management liabilities                  83.7              67.9
     Other                                              69.9             107.1
- -------------------------------------------------------------------------------
Total current liabilities                              902.1             947.8
- -------------------------------------------------------------------------------
Long-term liabilities:
     Long-term debt, net                             1,380.5           1,355.4
     Deferred income taxes and credits                 288.4             279.2
     Price risk management liabilities                  82.4              94.6
     Other deferred credits                            142.3             137.2
- -------------------------------------------------------------------------------
Total long-term liabilities                          1,893.6           1,866.4
- -------------------------------------------------------------------------------
Company-obligated mandatorily redeemable preferred
   securities of partnership                           100.0             100.0
- -------------------------------------------------------------------------------
Preferred and preference stock                          25.4              25.4
- -------------------------------------------------------------------------------
Common shareowners' equity                             994.0             946.3
- -------------------------------------------------------------------------------
Commitments and contingencies
- -------------------------------------------------------------------------------
Total Liabilities and Shareowners' Equity           $3,915.1          $3,885.9
- -------------------------------------------------------------------------------


See accompanying notes to consolidated condensed financial statements

                              UTILICORP UNITED INC.
          CONSOLIDATED CONDENSED STATEMENTS OF PREFERRED AND PREFERENCE STOCK

                                                    June 30,       December 31,
DOLLARS IN MILLIONS EXCEPT PER SHARE                 1996              1995
- -------------------------------------------------------------------------------
Preference Stock, not mandatorily redeemable:    (Unaudited)
  $2.05 series, 1,000,000 shares                     $25.0               $25.0
Preferred Stock of subsidiary, retractable              .4                  .4
- -------------------------------------------------------------------------------
Total Preferred and Preference Stock                 $25.4               $25.4
- -------------------------------------------------------------------------------

       CONSOLIDATED CONDENSED STATEMENTS OF COMMON SHAREOWNERS' EQUITY

                                                 June 30,         December 31,
DOLLARS IN MILLIONS                                1996              1995
- -------------------------------------------------------------------------------
Common Stock: authorized 100,000,000 shares,   (Unaudited)
 par value $1 per share, 46,962,985 shares
 outstanding (45,965,952 at December 31,
 1995)                                             $ 47.0             $ 46.0
Premium on Capital Stock                            826.7              800.6
Retained Earnings                                   128.0              106.2
Currency Translation Adjustment                      (7.7)              (6.5)
- -------------------------------------------------------------------------------
Total Common Shareowners' Equity                   $994.0             $946.3
- -------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

                              UTILICORP UNITED INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED

                                                    Quarter Ended June 30,
DOLLARS IN MILLIONS                                   1996          1995
- -------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net income                                          $26.3         $ 7.2
  Adjustments to reconcile net income to net
  cash provided:
    Depreciation, depletion and amortization           33.5          36.8
    Net changes in price risk management assets
     and liabilities                                    (.7)         (2.9)
    Deferred taxes and investment tax credits           9.8           5.7
    Equity in earnings from investments and
     partnerships                                     (47.7)         (5.8)
    Dividends from investments and partnerships         7.7           3.5
    Changes in certain assets and liabilities,
     net of effects of acquisitions and
     restructuring --
      Accounts receivable and accrued revenues         98.4          84.8
      Accounts receivable sold                        (22.7)        (51.3)
      Inventories and supplies                         (4.2)         (3.5)
      Accounts payable                                 (6.7)         (3.6)
      Accrued taxes                                   (15.2)        (47.4)
      Other                                           (22.9)        (42.2)
- -------------------------------------------------------------------------------
Cash provided from (used in) operating activities      55.6         (18.7)
- -------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Additions to utility plant                          (30.0)        (30.4)
  Purchase of utility and other businesses             (5.6)           --
  Investments in international businesses             (27.8)        (43.2)
  Investments in energy related properties             (5.0)        (56.1)
  Investments in non-regulated generating assets         --         (59.0)
  Other                                                (3.8)           .9
- -------------------------------------------------------------------------------
Cash used for investing activities                    (72.2)       (187.8)
- -------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Issuance of common stock                             10.4           9.7
  Treasury stock sold                                    --           2.3
  Issuance of long-term debt, net of premium paid      14.4         104.1
  Issuance of company-obligated mandatorily
   redeemable preferred securities of partnership        --         100.0
  Retirement of long-term debt                           --          (6.0)
  Short-term borrowings (repayments), net              43.4         (21.5)
  Cash dividends paid                                 (20.8)        (20.0)
- -------------------------------------------------------------------------------
Cash provided from financing activities                47.4         168.6
- -------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents       30.8         (37.9)
Cash and cash equivalents at beginning of period      118.0         100.5
- -------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period           $148.8         $62.6
- -------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

                            UTILICORP UNITED INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED

                                                 Six Months Ended June 30,
DOLLARS IN MILLIONS                                 1996            1995
- -------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net income                                      $ 63.6           $39.4
  Adjustments to reconcile net income to
   net cash provided:
    Depreciation, depletion and amortization        65.4            73.4
    Net changes in price risk management
     assets and liabilities                         (1.5)           (1.9)
    Deferred taxes and investment tax credits        9.2            13.5
    Equity in earnings from investments and
     partnerships                                  (60.2)           (7.9)
    Dividends from investments and partnerships     10.5             5.1
    Changes in certain assets and liabilities,
     net of effects of acquisitions and
     restructuring --
      Accounts receivable and accrued revenues      46.7            40.8
      Accounts receivable sold                      25.3            (6.6)
      Inventories and supplies                      37.9            35.7
      Accounts payable                             (13.1)          (54.0)
      Accrued taxes                                 27.7           (16.4)
      Other                                        (18.7)          (16.2)
- -------------------------------------------------------------------------------
Cash provided from operating activities            192.8           104.9
- -------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Additions to utility plant                       (47.9)          (50.4)
  Purchase of utility and other businesses          (5.6)         (100.9)
  Investments in international businesses          (27.8)          (43.2)
  Investments in energy related properties         (17.0)          (59.4)
  Investments in non-regulated generating assets      --           (59.0)
  Other                                            (23.1)            5.7
- -------------------------------------------------------------------------------
Cash used for investing activities                (121.4)         (307.2)
- -------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Issuance of common stock                          27.1            12.4
  Treasury stock sold                                 --             6.6
  Issuance of long-term debt, net of premium paid   25.0           104.1
  Issuance of company-obligated mandatorily
   redeemable preferred securities of
   partnership                                        --           100.0
  Retirement of long-term debt                        --           (11.3)
  Short-term borrowings (repayments), net          (43.7)           25.6
  Cash dividends paid                              (41.7)          (39.7)
- -------------------------------------------------------------------------------
Cash (used in) provided from financing activities  (33.3)          197.7
- -------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents    38.1            (4.6)
Cash and cash equivalents at beginning of period   110.7            67.2
- -------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period        $148.8           $62.6
- -------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

                             UTILICORP UNITED INC.
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED

                                                              Twelve Months
                                                              Ended June 30,
DOLLARS IN MILLIONS                                         1996         1995
- --------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net income                                               $104.1        $ 87.5
  Adjustments to reconcile net income to net cash
   provided:
    Depreciation, depletion and amortization                147.6         143.5
    Provision for asset impairments                          34.6            --
    Net changes in price risk management assets and
     liabilities                                            (39.0)           --
    Deferred taxes and investment tax credits               (25.5)         76.4
    Equity in earnings from investments and
     partnerships                                           (84.1)        (17.2)
    Dividends from investments and partnerships              24.0          16.4
    Changes in certain assets and liabilities,
     net of effects of acquisitions and
     restructuring --
      Accounts receivable and accrued revenues             (161.5)         (1.8)
      Accounts receivable sold                               82.7         (24.7)
      Inventories and supplies                               24.1          (5.1)
      Accounts payable                                      134.8         (25.0)
      Accrued taxes                                          37.4         (36.7)
      Other                                                  69.9          (7.9)
- --------------------------------------------------------------------------------
Cash provided from operating activities                     349.1         205.4
- --------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Additions to utility plant                               (106.9)       (131.2)
  Purchase of utility and other businesses                   (5.6)       (129.1)
  Investments in international businesses                  (363.9)        (43.2)
  Investments in non-regulated generating assets               --         (80.5)
  Proceeds on sale of oil and gas properties                204.5            --
  Investments in energy related properties                 (101.6)       (133.8)
  Other                                                     (75.6)        (34.6)
- --------------------------------------------------------------------------------
Cash used for investing activities                        $(449.1)      $(552.4)
- --------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements

Statements continued on next page.

                              UTILICORP UNITED INC.
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--CONTINUED

                                                            Twelve Months
                                                           Ended June 30,
DOLLARS IN MILLIONS                                      1996          1995
- --------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Issuance of common stock                              $ 44.2         $ 14.8
  Issuance of company-obligated mandatorily
   redeemable preferred securities of partnership           --          100.0
  Retirements of preference stock                           --           (5.9)
  Issuance of long-term debt, net of premium paid        336.1          202.3
  Retirement of long-term debt                          (149.0)          (1.7)
  Short-term borrowings (repayments), net                 36.9           97.9
  Cash dividends paid                                    (82.0)         (78.4)
- --------------------------------------------------------------------------------
Cash provided from financing activities                  186.2          329.0
- --------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents          86.2          (18.0)
Cash and cash equivalents at beginning of period          62.6           80.6
- --------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period              $148.8          $62.6
- --------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

                             UTILICORP UNITED INC.
                      NOTES TO CONSOLIDATED CONDENSED
                           FINANCIAL STATEMENTS
                                (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in UtiliCorp's 1995 Form 10-K. It is suggested that those consolidated financial statements be read in conjunction with this report. The year-end financial statements presented were derived from UtiliCorp's audited financial statements, but do not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair representation of the financial position of UtiliCorp and the results of its operations. Certain estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods shown have been made in preparing the consolidated condensed financial statements. Actual results could differ from these estimates. Certain reclassifications have been made to prior year amounts to conform to the current year's presentation.

2.   PROPOSED MERGER--KANSAS CITY POWER & LIGHT COMPANY (KCPL)

UtiliCorp and KCPL have entered into an Amended and Restated Agreement and Plan of Merger dated as of May 20, 1996 (The Amended Merger Agreement) to provide a strategic business combination of UtiliCorp and KCPL (the Transaction). Under this agreement, a new KCPL subsidiary (Sub) will be created and merged into UtiliCorp. UtiliCorp will then merge with KCPL to form the combined company. As part of the Transaction, the combined company will change its name to Maxim Energies, Inc. (Maxim).

Upon the merger of UtiliCorp and Sub, UtiliCorp shareholders will be entitled to receive one share of KCPL common stock for each share of UtiliCorp common stock. KCPL shareholders will continue to hold their existing shares of KCPL common stock. After the combined company changes its name to Maxim, all outstanding KCPL shares will constitute all of the outstanding shares of Maxim. Based on the capitalization of KCPL and UtiliCorp on the date of The Amended Merger Agreement, UtiliCorp shareholders will hold approximately 43% of the common stock of Maxim and the KCPL shareholders will hold approximately 57%. The Amended Merger Agreement also includes a provision for KCPL to call for redemption, before the completion of the merger of UtiliCorp and Sub, all of its outstanding shares of preferred stock at the applicable redemption prices, together with all dividends accrued and unpaid through the applicable redemption dates.

The Transaction is designed to qualify as a pooling of interests for accounting and financial reporting purposes. Under this method, the recorded assets and liabilities of UtiliCorp and KCPL will be carried forward to the consolidated balance sheet of Maxim at their recorded amounts. The income of Maxim will include the combined income of UtiliCorp and KCPL as though the Transaction occurred at the beginning of the accounting period. Prior period financial statements will be combined and presented as those of Maxim.

The Transaction will create a diversified energy company serving about
2.5 million customers in the United States, Canada, the United Kingdom, New Zealand, Australia, China and Jamaica. The business of the combined companies will consist of electric utility operations, gas utility operations and various nonutility enterprises including independent power projects, and gas marketing, gathering and processing operations. See Part II, Item 5 for the pro forma combined condensed financial statements of Maxim.

                             UTILICORP UNITED INC.
                      NOTES TO CONSOLIDATED CONDENSED
                           FINANCIAL STATEMENTS--CONTINUED
                                (UNAUDITED)

The Special Meeting of UtiliCorp shareholders to consider and vote on the mergers is scheduled for August 14, 1996. A Special Meeting of KCPL shareholders to consider and vote on the issuance of up to 54 million shares of KCPL common stock to be issued in the mergers is scheduled for August 16, 1996. The Mergers are also subject to approval of a number of regulatory authorities which are expected by the second quarter of 1997.

KCPL and UtiliCorp have recommended that the board of directors set the initial annualized dividend rate at $1.85 per common share upon completion of the transaction.

The Amended Merger Agreement includes termination provisions which may require certain payments, up to $58 million, to the other party to the Transaction under certain circumstances, including a payment of $58 million if the Transaction is terminated by a party and within two and one-half years following such termination, the terminating party agrees to consummate or consummates certain business combination transactions with a third party.

Through the second quarter of 1996, $9.3 million of merger-related costs had been deferred by UtiliCorp for post-merger amortization in accordance with future regulatory approval.

3.   PURCHASE OF AUSTRALIAN ELECTRIC UTILITY INTEREST

On September 6, 1995, Power Partnership Limited (PPL), of which UtiliCorp owns
49.9 percent, acquired United Energy Limited (UE), an Australian electric distribution utility, from the State of Victoria. As part of the acquisition UtiliCorp paid approximately $257.9 million for its 49.9 percent ownership interest primarily financed through Australian-dollar-based debt.

The acquisition was recorded as a purchase and is accounted for using the equity method of accounting. The equity investment is included in Investments in subsidiaries and partnerships on the consolidated condensed balance sheets. Pro forma unaudited results of operations for UtiliCorp, assuming the acquisition had occurred at the beginning of the period, are shown below.



                                        Six Months Ended
                                         June 30, 1995
    ------------------------------------------------------
      Sales                                 $1,327.1
      Income from operations                   116.5
      Net income                                37.1
      Earnings available for common shares      36.1
    ------------------------------------------------------
      Primary earnings per share                $.80
      Fully diluted earnings per share           .80
    ------------------------------------------------------

                             UTILICORP UNITED INC.
                      NOTES TO CONSOLIDATED CONDENSED
                           FINANCIAL STATEMENTS--CONTINUED
                                (UNAUDITED)

4.   INVESTMENTS IN SUBSIDIARIES AND PARTNERSHIPS

The table below contains summarized financial information of UtiliCorp's unconsolidated material equity investments as of June 30, 1996 and December 31, 1995 and for the six months ended June 30, 1996 and 1995.

      Dollars in millions         June 30, 1996          December 31, 1995
     ------------------------------------------------------------------------
     Assets
     Current assets                $  313.7                      $  336.5
     Non-current assets             2,936.8                       2,785.3
     ------------------------------------------------------------------------
     Total Assets                  $3,250.5                      $3,121.8
     ------------------------------------------------------------------------

     Liabilities and Equity
     Current Liabilities           $  292.7                      $  276.5
     Non-current liabilities        2,186.0                       2,125.6
     Equity                           771.8                         719.7
     ------------------------------------------------------------------------
     Total liabilities and equity  $3,250.5                      $3,121.8
     ------------------------------------------------------------------------
                                    Six Months Ended       Six Months Ended
     Dollars in millions             June 30, 1996        December 31, 1995
     ------------------------------------------------------------------------
     Sales                          $534.9                        $334.6
     Costs and Expenses              367.9                         285.6
     ------------------------------------------------------------------------
     Net Income                     $167.0                        $ 49.0
     ------------------------------------------------------------------------

5.   GAIN ON SALE AND CONTRACT RESTRUCTURING CHARGES

In April 1996 one of the power projects in which UtilCo Group, a subsidiary of UtiliCorp, holds an ownership interest entered into a long-term lease arrangement with a third party. This transaction was accounted for as a sale by the partnership and resulted in the recognition of a gain. UtilCo Group recorded its share of such gain through equity earnings during the second quarter. In addition UtilCo Group recorded certain restructuring reserves in connection with changes in power project agreements and other matters. The net gain from these items was $11.8 million after tax.

                             UTILICORP UNITED INC.
                      NOTES TO CONSOLIDATED CONDENSED
                           FINANCIAL STATEMENTS--CONTINUED
                                (UNAUDITED)

6.   STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation" (SFAS 123). SFAS 123 requires UtiliCorp to either record or disclose pro forma information on the fair value of certain stock-based programs including stock options and employee stock purchase plans. UtiliCorp currently provides stock options to certain employees and has an employee stock purchase program whereby employees may purchase UtiliCorp common stock at a 15% discount. Under SFAS 123, these plans require either recording compensation expense or pro forma disclosures of net income and earnings per share as if UtiliCorp elected to record compensation expense. UtiliCorp will continue to recognize stock-based compensation under Accounting Principles Board Opinion No. 25 and disclose the pro forma impact under SFAS 123. For the six month periods ended June 30, 1996 and 1995, compensation expense relating to stock-based compensation plans was $1.3 million. If UtiliCorp had recorded compensation expense, earnings per share would have been reduced by $.02 for each six month period ended June 30, 1996 and 1995, respectively.


7.   UNITED KINGDOM (UK)

In 1996, UtiliCorp realigned certain of its business relationships in the United Kingdom (UK). Late in the first quarter UtiliCorp's UK businesses terminated their equity relationship in the Caledonian Gas Limited and Midlands Gas Limited (Midlands) joint ventures. As part of the termination of the equity relationship in Midlands, UtiliCorp assumed an interest in two long-term gas supply contracts (for deliveries through 2005) that it assimilated into its existing portfolio of sales and supply contracts. Since the UK natural gas market currently does not have a long-term forward pricing curve, a calculation of future profitability of the portfolio is difficult. Based on management's estimates and available market data at June 30, 1996, UtiliCorp continued to carry a $14 million reserve relating to future losses that may exist within the portfolio of contracts. Management believes that this reserve is adequate and that no additional material amounts will be needed.

On April 15, 1996, UtiliCorp acquired the 25% interest in UtiliCorp U.K., Inc., it did not already own for approximately $12 million. This transaction was accounted for as a purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                            UTILICORP UNITED INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


UTILICORP UNITED INC. (UTILICORP) CONTAINS THREE SEGMENTS: ELECTRIC OPERATIONS, GAS OPERATIONS AND ENERGY RELATED BUSINESSES. UTILICORP HAS OTHER OPERATIONS THAT AFFECT SALES AND INCOME FROM OPERATIONS WHICH ARE DISCUSSED IN THE OTHER BUSINESSES AND EQUITY INVESTMENTS SECTION. EACH SEGMENT IS DISCUSSED SEPARATELY IN THE RESULTS OF OPERATIONS SECTION. THE LIQUIDITY AND CAPITAL RESOURCES SECTION IS PREPARED ON A CONSOLIDATED BASIS.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities increased $74.3 million for the quarter ended June 30, 1996 compared to the same period in 1995. The primary factors causing the increase relate to increased net income, continued availability and use of the accounts receivable sales program and the timing of cash payments and receipts. Available receivables under the program change from month to month as balances change reflecting the natural seasonality of the utility and energy businesses. Partially offsetting these favorabilities were increased net equity earnings stemming from transactions at UtilCo Group discussed on page 21 and higher earnings from Australia and New Zealand. Cash provided from operating activities for the six months ended June 30, 1996 was $192.8 million or 84% higher than in the same period in 1995. The primary reasons are similar to those for the quarter discussed above.

Cash provided from operating activities for the twelve months ended June 30, 1996 was $143.7 million higher than in 1995. The 1996 twelve-month cash flow statement reflects a provision for asset impairments and the income effects of a change in accounting. Neither the provision for asset impairments nor the change in accounting affect cash flow from operations; however, certain individual components are affected.

Cash used in investing activities decreased $115.6 million for the quarter ended June 30, 1996, compared to 1995. Cash used in investing activities varies depending on the number and magnitude of investment and acquisition opportunities. In the second quarter of 1995, UtiliCorp acquired a 50% interest in a power project ($59.0 million), invested $43.2 million in its New Zealand operations and had pipeline additions related to Aquila's Katy pipeline project. In 1996, UtiliCorp's investing expenditures primarily related to normal utility plant additions and international investments.

Cash used in investing activities decreased $185.8 million for the six months ended June 30, 1996, compared to 1995 which is primarily due to the same reason discussed for the quarter above plus the six month period in 1995 included additional acquisitions related to a $78.0 million acquisition of a pipeline and two gas marketing companies.

Cash used in investing activities for the twelve months ended June 30, 1996 compared to the same period in 1995 decreased by $103.3 million. As with the three- and six-month periods discussed above, investing activities tend to fluctuate significantly depending on the timing of acquisition opportunities. For the twelve-month period ended June 30, 1996, UtiliCorp invested $363.9 million internationally. Partially offsetting this cash outflow were cash proceeds on the sale of substantially all of the company's oil and gas production assets for $204.5 million.

To supplement the company's internally generated cash flows, UtiliCorp has various short-term credit programs. A primary source of cash has been bank borrowings from uncommitted bank lines. In addition UtiliCorp can issue commercial paper aggregating $150 million. To support the commercial paper program, UtiliCorp has a $250 million committed revolving credit agreement with a consortium of banks.

UtiliCorp also has two accounts receivable sales programs. The level of funding available from these programs varies depending on the level of eligible accounts receivable. Under these programs, UtiliCorp may sell another $11.3 million.

On June 27, 1996, UtiliCorp obtained an extended grace period for a long-term debt to capitalization ratio covenant from its creditor on its 9.21% senior notes. The grace period extends to June 30, 1997. UtiliCorp continues to classify this debt as long-term as management believes it is probable that UtiliCorp will meet the convenant ratio by June 30, 1997 and for foreseeable future periods.


RESULTS OF OPERATIONS

ELECTRIC OPERATIONS

UTILICORP'S ELECTRIC SEGMENT INCLUDES THE ELECTRIC OPERATIONS OF MISSOURI PUBLIC SERVICE, WEST KOOTENAY POWER, WEST VIRGINIA POWER, AND WESTPLAINS ENERGY.

                             Quarter            Six Months       Twelve Months
                          Ended June 30,      Ended June 30,     Ended June 30,
- --------------------------------------------------------------------------------
DOLLARS IN MILLIONS       1996     1995       1996     1995      1996      1995
- --------------------------------------------------------------------------------
Sales                   $145.2   $132.9      $288.3   $262.8   $603.2     $551.9
- --------------------------------------------------------------------------------
Cost of sales-fuel and
purchased power           45.3     43.0        97.9     89.9    201.1      186.9
- --------------------------------------------------------------------------------
Gross Profit              99.9     89.9       190.4    172.9    402.1      365.0
- --------------------------------------------------------------------------------
Expenses:
   Other operating        26.9     26.7        54.8     51.4    120.3      103.8
   Maintenance            10.5      9.7        20.1     18.8     36.6       37.8
   Taxes, other than
    income taxes          11.7     11.4        23.2     23.4     51.1       49.3
   Depreciation and
     amortization         14.4     13.0        28.5     26.0     56.2       51.3
- --------------------------------------------------------------------------------
Total expenses            63.5     60.8       126.6    119.6    264.2      242.2
- --------------------------------------------------------------------------------
Income from operations   $36.4   $ 29.1      $ 63.8   $ 53.3   $137.9     $122.8
- --------------------------------------------------------------------------------

QUARTER-TO-QUARTER

Income from operations increased 25% in the 1996 quarter compared to the 1995 quarter. Warm June weather in 1996 and new tariff rates at West Kootenay Power combined with over 7,153 average additional customers increased sales and gross profit by $12.3 million and $10.0 million, respectively, in 1996 compared to 1995. Favorable weather and additional customers increased residential and commercial customer KWH volumes by 15% and 8%, respectively, while total tariff volumes increased 6% over the 1995 quarter.

Reduced fuel costs related to lower negotiated coal contracts helped keep fuel costs about the same as 1995 despite more customers and favorable weather. On August 1, 1996, UtiliCorp amended an electric supply contract with another utility that is expected to reduce future fuel costs by $1 million and capacity costs by $2.9 million on an annual basis. UtiliCorp's customers will share in the fuel cost savings through a fuel adjustment mechanism. As a result of this amended supply contract, UtiliCorp secured 168 megawatts of supply through 2001 at lower prices and postponed its planned construction of a generating plant.

YEAR-TO-DATE

Income from operations increased 20% for the six months ended June 30, 1996, compared to the same period in 1995. Three primary factors contributed to increased income in 1996 compared to 1995. Those factors are:

   - Colder winter and warmer June temperatures combined with 7,482 average additional customers increased residential, commercial and total tariff KWH volumes by 16%, 8% and 12%, respectively, over the 1995 periods

   - New electric rates at West Kootenay Power effective January 1, 1996

   - Reduced fuel costs related to negotiating a coal contract and plant efficiencies at Sibley generating station

Operating expenses increased 7% in 1996 over 1995 due to sales and marketing costs related to EnergyOne and payroll and benefit increases.

TWELVE MONTHS ENDED JUNE 30, 1996 TO 1995

Income from operations increased 12% in 1996 compared to 1995. The twelve-month period in 1996 had increased sales and gross profit of $51.3 million and $37.1 million, respectively, over the same period in 1995. The 1996 period benefited from a hot summer as well as a colder winter which were primary reasons for higher sales compared to the 1995 period. Partially offsetting the sales and gross profit increases were increases in other operating expenses related to employee severance costs and sales and marketing costs pertaining to EnergyOne activities.


GAS OPERATIONS

UTILICORP'S GAS SEGMENT INCLUDES GAS OPERATIONS OF MISSOURI PUBLIC SERVICE, KANSAS PUBLIC SERVICE, PEOPLES NATURAL GAS, NORTHERN MINNESOTA UTILITIES, MICHIGAN GAS UTILITIES, UTILICORP PIPELINE SYSTEMS AND WEST VIRGINIA POWER.

                             Quarter            Six Months       Twelve Months
                          Ended June 30,      Ended June 30,     Ended June 30,
- --------------------------------------------------------------------------------
DOLLARS IN MILLIONS       1996     1995       1996     1995      1996      1995
- --------------------------------------------------------------------------------
Sales                   $117.2   $101.3      $417.0   $346.7   $687.1     $583.8
Cost of sales-gas
 purchased for resale     67.1     51.4       263.0    203.1    408.8      338.0
- --------------------------------------------------------------------------------
Gross Profit              50.1     49.9       154.0    143.6    278.3      245.8
- --------------------------------------------------------------------------------
Expenses:
   Other operating        33.0     32.9        65.6     64.4    131.0      121.8
   Maintenance             2.6      2.5         4.9      4.7      9.3        9.1
   Taxes, other than
    income taxes           5.1      6.0        11.7     13.0     25.1       23.9
   Depreciation and
     amortization          9.4      8.8        18.8     17.4     35.7       32.6
- --------------------------------------------------------------------------------
Total expenses            50.1     50.2       101.0     99.5    201.1      187.4
- --------------------------------------------------------------------------------
Income (loss) from
 operations                $--    $ (.3)     $ 53.0   $ 44.1   $ 77.2     $ 58.4
- --------------------------------------------------------------------------------

QUARTER-TO-QUARTER

Sales and operating income in the gas utility business are primarily derived from the winter heating season and are seasonally low during the second and third quarters. The 1996 quarter operating income and components were about the same as in 1995. The year-to-date and twelve-month periods discussed below reflect an entire or partial winter heating season and thus are more reflective of customer growth and overall trends in this business segment.

YEAR-TO-DATE

Income from operations increased 20% in 1996 compared to the same period in 1995. This past winter was approximately 19% colder than in 1995 and 9% colder than average winter temperatures. In addition to favorable weather, the average customer count increased approximately 18,807 over the 1995 period. Favorable weather and additional customers increased residential, commercial and total tariff MCF volumes by 20%, 24% and 20%, respectively, over the 1995 period. These volume increases stemming from colder temperatures and additional customers resulted in sales and gross profit increases of $70.3 million and $10.4 million, respectively, over the 1995 periods.

TWELVE MONTHS ENDED JUNE 30, 1996 TO 1995

Income from operations increased 32% in 1996 over the same period in 1995. An extremely cold winter combined with a mild 1995 first quarter contributed to sales and gross profit increases of $103.3 million and $32.5 million over 1995 periods. Also contributing to the increase were over 31,610 additional average customers over the 1995 period. The colder weather and additional customers resulted in a 9% increase in tariff volumes sold for the 1996 period over 1995.

Partially offsetting the sales and gross profit increases were operating expense increases of $9.2 million compared to 1995. The increase is due to employee severance and restructuring activities, additional sales and marketing costs and payroll and benefit increases.


ENERGY RELATED BUSINESSES

THE ENERGY RELATED BUSINESSES SEGMENT CONSISTS SOLELY OF THE CONSOLIDATED OPERATIONS OF THE COMPANY'S AQUILA ENERGY SUBSIDIARY, INCLUDING 82%-OWNED AQUILA GAS PIPELINE (AQP). AQUILA PROVIDES ENERGY MARKETING AND RISK MANAGEMENT SERVICES AND IS INVOLVED IN THE GATHERING, PROCESSING AND MARKETING OF NATURAL GAS AND THE SALE OF NATURAL GAS LIQUIDS. ITS AQUILA POWER SUBSIDIARY BEGAN WHOLESALE MARKETING OF ELECTRICITY IN 1995.

                             Quarter            Six Months       Twelve Months
                          Ended June 30,      Ended June 30,     Ended June 30,
- --------------------------------------------------------------------------------
DOLLARS IN MILLIONS       1996     1995       1996     1995      1996      1995
- --------------------------------------------------------------------------------
Sales                   $388.0   $269.3      $863.8   $510.7  $1,524.1    $960.9
- --------------------------------------------------------------------------------
Cost of sales            346.1    225.8       781.0    422.5   1,327.1     781.3
- --------------------------------------------------------------------------------
Gross profit              41.9     43.5        82.8     88.2     197.0     179.6
- --------------------------------------------------------------------------------
Expenses:
   Operating and
    maintenance           17.4     18.8        34.7     35.8      70.1      70.1
   Depreciation,
    depletion and
    amortization           6.3     14.4        12.5     29.0      33.1      58.1
   Provisions for asset
    impairments             --       --          --       --      13.2       --
- --------------------------------------------------------------------------------
Total expenses            23.7     33.2        47.2     64.8     116.4     128.2
- --------------------------------------------------------------------------------
Income from operations,
 before minority
 interests              $ 18.2   $ 10.3      $35.6    $ 23.4    $ 80.6    $ 51.4
- --------------------------------------------------------------------------------

QUARTER-TO-QUARTER

Income from operations increased 77% over the 1995 quarter. This increase resulted from greater operating income from Aquila's gas pipeline and processing and gas marketing and trading businesses. Gas pipeline and processing unit's operating income increased 55% to $14.0 million in 1996 due to a 9% increase in throughput volumes to 533 Mmcf per day, a 33% increase in natural gas liquid

(NGL) production and a 10% increase in NGL prices. The natural gas marketing and trading operations posted a $6.0 million increase in operating income as Aquila took advantage of a favorable trading environment stemming from volatile natural gas prices.

Sales increased $118.7 million in the 1996 quarter over the 1995 quarter. Natural gas marketing sales increased 55% primarily due to higher average natural gas prices in 1996. Changes in natural gas market prices can significantly affect sales in a period without necessarily impacting gross profit proportionately. Sales were favorably impacted by volumetric and price factors noted above. Gross profit from Aquila's gas marketing and gas pipeline and processing businesses increased by $14.3 million due to the volume increases and commodity price increases discussed above. Gross profit for the 1995 quarter included $15.7 million in gross profit from Aquila's oil and gas production business.

Depreciation, depletion and amortization expense decreased by $8.1 million in 1996 primarily due to the sale of the oil and gas properties discussed above.

YEAR-TO-DATE

Income from operations increased 52% over the 1995 period. The improved results are due to significant increases across Aquila's businesses. The primary factors creating higher operating income are gas volumes sold, gas throughput, NGL production and NGL prices which are all up over the 1995 period. Aquila's marketing and trading businesses operating income increased $5.2 million and the gas pipeline and processing unit's operating income increased $12.9 million. Partially offsetting these increases was a decline of $1.1 million of operating income resulting from Aquila's oil and gas production business which was sold in September 1995.

Sales increased $353.1 million for the six months ended June 30, 1996 compared to the same period in 1995 primarily due to a 17% increase in gas volumes sold and a 64% increase in natural gas prices over the 1995 period. Pipeline throughput increased 14% to 520 Mmcf per day while NGL production increased 33% over the 1995 period. Gross profit from Aquila's gas marketing and gas pipeline and processing businesses increased by $27.0 million due to the volume increases discussed above. Gross profit for the 1995 period included $32.3 million in gross profit from Aquila's oil and gas production business.

Depreciation, depletion and amortization expense decreased by $16.5 million in 1996 primarily due to the sale of the oil and gas properties discussed above.

TWELVE MONTHS ENDED JUNE 30, 1996 TO 1995

Income from operations increased by 57% in the 1996 period compared to the 1995 period. Income from operations in the 1996 was favorably affected by the change to the mark-to-market method of accounting for Aquila's natural gas trading activities ($29.8 million), partially offset by a provision from impaired assets stemming from early adoption of Statement of Financial Accounting Standards No. 121 ($13.2 million). Excluding these two items, income from operations increased 25% over 1995.

Sales increased $563.2 million over 1995 as marketing volumes increased 31% to
1.5 Tbtu per day. Pipeline throughput volumes rose 23% and natural gas liquids production increased 26% over 1995 levels. Average marketing sales prices increased $.60 per mmbtu over last year. Gross profit was $17.4 million higher than the prior year stemming from strong volume increases in Aquila's marketing and pipeline businesses. Together the marketing and pipeline gross profit was $70.0 million greater than in the prior period. Aquila's oil and gas production business contributed $49.1 million more in 1995 compared to 1996.

Depreciation, depletion and amortization expense was $25.0 million lower than last year due to the sale of the oil and gas business.

On July 1, 1996, AQP acquired 15% of the outstanding capital stock of Oasis Pipeline Company (Oasis) and related transportation rights. Oasis consists of an approximately 600-mile pipeline system and is in proximity of many of AQP's existing gathering systems.

OTHER BUSINESSES AND EQUITY INVESTMENTS

Other businesses and equity investments consist primarily of UtilCo Group (a subsidiary of UtiliCorp), operations in the United Kingdom, various gas marketing and service contract businesses and equity investments in Australia and New Zealand. The commentary that follows centers on the major items of significance affecting these businesses and investments.

UTILCO GROUP

Earnings from UtilCo Group were $13.9 million for the quarter ended June 30, 1996 compared to $2.4 million in last year's quarter. Earnings from UtilCo Group included an after tax gain of $11.8 million, primarily the result of a long-term lease arrangement at a power project that was accounted for as a sales type lease by the partnership. UtilCo Group's results were reduced by various contract restructuring at two power projects. Earnings for the six months and twelve months ended June 30, 1996 were $16.1 million and $20.6 million (before a $9.3 million after tax provision for impaired assets) compared to $4.6 million and $7.4 million in the prior year periods. Earnings were higher in the six- and twelve-month periods due to better project performance. The 1996 quarter earnings, after excluding the $11.8 million net gain, is down slightly from the 1995 quarter.

INTERNATIONAL

UtiliCorp's 49.9% ownership interest in United Energy Limited, an Australian electric distribution utility acquired in September 1995, contributed $ 3.3 million, $3.5 million and $ 6.4 million in earnings for the three-, six- and twelve-month periods ended June 30, 1996, respectively. The results for the 1996 quarter are above management's expectations based on its original business plan. The improved earnings were mainly due to favorable results obtained from transforming its operations and marketing to a competitive and customer-focused operation at a much faster pace than anticipated.

UtiliCorp N.Z., Inc. (UNZ), a 79% owned subsidiary, purchased a 27.7% ownership interest in Power New Zealand Limited (PNZ) primarily in November 1995. In addition, UNZ has a 39% ownership interest in WEL Energy Group Limited (WEL). Both PNZ and WEL are electric distribution utilities serving approximately 214,000 and 65,000 customers, respectively, in New Zealand. Earnings from these investments contributed $1.5 million, $1.7 million and $2.4 million for the quarter, six-and twelve-month period ended June 30, 1996, respectively. Increased earnings reflect the benefits received from additional investments made last November.

In 1996, UtiliCorp realigned certain of its business relationships in the United Kingdom (UK). Late in the first quarter UtiliCorp's UK businesses terminated their equity relationship in the Caledonian Gas Limited and Midlands Gas Limited (Midlands) joint ventures. As part of the termination of the equity relationship in Midlands, UtiliCorp assumed an interest in two long-term gas supply contracts (for deliveries through 2005) that it assimilated into its existing portfolio of sales and supply contracts. Since the UK natural gas market currently does not have a long-term forward pricing curve, a calculation of future profitability of the portfolio is difficult. Based on management's estimates and available market data at June 30, 1996, UtiliCorp continued to carry a $14 million reserve relating to future losses that may exist within the portfolio of contracts. Management believes that this reserve is adequate and that no additional material amounts will be needed.

Management believes that this reserve is adequate and that no additional material amounts will be needed.

On April 15, 1996, UtiliCorp acquired the 25% interest in UtiliCorp U.K., Inc., it did not already own for approximately $12 million. This transaction was accounted for as a purchase.

INTEREST EXPENSE

Total interest expense increased $4.5 million, $8.2 million and $25.2 million for the three-, six- and twelve-month periods ended June 30, 1996 compared to the prior year periods. This increase is primarily due to additional long-term borrowings issued late in the second quarter of 1995, in part, due to certain acquisitions discussed on page 16 and new Australian and New Zealand dollar borrowings issued in the third and fourth quarters of 1995 to fund those acquisitions discussed above.

NEW ACCOUNTING STANDARD

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). SFAS 125 changes the criteria for accounting for a sale of a financial asset among other matters relating to financial assets and liabilities. UtiliCorp currently records sales under its accounts receivable financing program as a sale. However, under SFAS 125, given current agreement provisions, these transactions will not meet the criteria of a sale. UtiliCorp anticipates that its accounts receivable sales program agreement will be changed to meet the new criteria in SFAS 125. SFAS 125 is required to be adopted in fiscal years beginning after December 15, 1996, and cannot be adopted early or retroactively.

PART II
OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

UtiliCorp held its annual meeting of shareholders on May 22, 1996. At the meeting the following matters were voted on by the shareholders.

1.  Election of Directors

                           For              Against             Withheld
                           ---              -------             --------
Robert F. Jackson       40,168,112            --                 836,017
Herman Cain                "                  "                     "
Robert K. Green            "                  "                     "

2. Approval of UtiliCorp's Amended and Restated 1986 Stock Incentive Plan with a vote of 29,813,423 for, 4,496,992 against, and 6,693,714 withheld.

ITEM 5.  OTHER MATTERS

AGREEMENT AND PLAN OF MERGER WITH KANSAS CITY POWER & LIGHT -- UNAUDITED
 PRO FORMA COMBINED CONDENSED FINANCIAL INFORMATION

The following unaudited pro forma financial information combines the historical consolidated balance sheets and statements of income of Kansas City Power & Light Company (KCPL) and UtiliCorp United Inc. (UtiliCorp), including their respective subsidiaries, after giving effect to the Transaction. Further information concerning The Amended Merger Agreement and proposed merger Transaction is included in Note 2 to the Consolidated Condensed Financial Statements in Part I of this report. The unaudited pro forma combined condensed balance sheet at June 30, 1996, gives effect to the Transaction as if it had occurred at June 30, 1996. The unaudited pro forma combined condensed statements of income for the three and six months ended June 30, 1996, and 1995, give effect to the Transaction as if it had occurred at the beginning of those periods. These statements are prepared on a basis consistent with generally accepted accounting principles. In addition, the statements are prepared on the basis of accounting for the Transaction as a pooling of interests and are based on the assumptions set forth in the notes thereto.

The following pro forma condensed financial information has been prepared from, and should be read in connection with, the historical consolidated financial statements and related notes of KCPL and UtiliCorp. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Transaction been consummated on the date, or at the beginning of the periods, for which the Transaction is being given effect nor is it necessarily indicative of future operating results or financial position.

                            MAXIM ENERGIES, INC.
             UNAUDITED PRO FORMA COMBINED CONDENSED BALANCE SHEET
                               JUNE 30, 1996
                                (THOUSANDS)


                                         UtiliCorp     KCPL       Pro Forma
                                      (as reported) (as reported)  Combined
- ------------------------------------------------------------------------------
Utility plant in service               $2,722,991    $3,417,505    $6,140,496
Accumulated depreciation                1,046,647     1,194,321     2,240,968
                                       ----------    ----------    ----------
  Net utility plant in service          1,676,344     2,223,184     3,899,528
Construction work in progress and
 nuclear fuel, net                         80,193       134,081       214,274
                                       ----------    ----------    ----------
  Total utility plant, net              1,756,537     2,357,265     4,113,802
Other property and investments          1,180,457       190,006     1,370,463
Current assets                            611,716       165,584       777,300
Deferred charges and other assets         366,352       186,817       553,169
                                       ----------    ----------    ----------
  Total assets                         $3,915,062    $2,899,672    $6,814,734
- ------------------------------------------------------------------------------
Capitalization:
Common stock and premium on
 common stock (Note 1)                 $  873,711    $  449,697    $1,323,408
Retained earnings                         128,042       451,980       580,022
Other stockholders' equity                 (7,735)       (1,714)       (9,449)
                                       ----------    ----------    ----------
  Total common equity                     994,018       899,963     1,893,981
Preferred and preference stock
 (Note 4)                                  25,356        90,276       115,632
Company-obligated mandatorily
 redeemable preferred securities
 of partnership                           100,000            --       100,000
Long-term debt, net                     1,380,495       829,136     2,209,631
                                       ----------    ----------    ----------
  Total capitalization                  2,499,869     1,819,375     4,319,244
Current liabilities                       902,133       267,343     1,169,476
Deferred income taxes                     269,082       651,365       920,447
Other deferred liabilities                243,978       161,589       405,567
                                       ----------    ----------    ----------
  Total capitalization and liabilities $3,915,062    $2,899,672    $6,814,734
- ------------------------------------------------------------------------------
See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                               MAXIM ENERGIES, INC.
          UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
                         FOR THE QUARTERS ENDED JUNE 30
                        (THOUSANDS, EXCEPT PER SHARE DATA)


                                                      1996                                   1995
                                  ---------------------------------------  ---------------------------------------
                                    UtiliCorp         KCPL     Pro Forma     UtiliCorp        KCPL       Pro Forma  Increase
                                  (as reported)  (as reported)  Combined   (as reported)  (as reported)  Combined   (decrease)
- ------------------------------------------------------------------------------------------------------------------------------
Operating revenues                  $764,997        $226,205    $991,202      $600,766      $205,305      $806,071   $185,131
Operating expenses                   729,814         164,780     894,594       565,812       162,341       728,153    166,441
                                  --------------------------------------   --------------------------------------------------
  Operating income before
    income taxes                      35,183          61,425      96,608        34,954        42,964        77,918     18,690
Interest charges                      37,957          14,546      52,503        33,003        13,503        46,506      5,997
Other income (deductions), net        49,635          (8,523)     41,112         7,911        (2,952)        4,959     36,153
                                  --------------------------------------   --------------------------------------------------
  Income before income taxes          46,861          38,356      85,217         9,862        26,509        36,371     48,846
Income taxes                          20,540          10,682      31,222         2,627         7,813        10,440     20,782
                                  --------------------------------------   --------------------------------------------------
  Net income                          26,321          27,674      53,995         7,235        18,696        25,931     28,064
Preference and preferred stock
  dividend requirements (Note 4)         512             935       1,447           512         1,022         1,534        (87)
                                  --------------------------------------   --------------------------------------------------
Earnings available for
 common shares                      $ 25,809        $ 26,739    $ 52,548      $  6,723      $ 17,674      $ 24,397  $  28,151
- -----------------------------------------------------------------------------------------------------------------------------
Weighted average common
 shares outstanding (Note 1)
     - Primary                        46,701          61,902     108,603        45,052        61,902       106,954      1,649
     - Fully diluted (Note 5)         47,025          61,902     108,927        45,548        61,902       107,450      1,477
Earnings per share
     - Primary                         $0.55           $0.43       $0.48         $0.15         $0.29         $0.23      $0.25
     - Fully diluted (Note 5)          $0.55           $0.43       $0.48         $0.15         $0.29         $0.23      $0.25
- -----------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                   MAXIM ENERGIES, INC.
                    UNAUDITED PRO FORMA COMBINED STATEMENTS OF INCOME
                             FOR THE SIX MONTHS ENDED JUNE 30
                             (THOUSANDS, EXCEPT PER SHARE DATA)


                                                      1996                                   1995
                                  ---------------------------------------  ---------------------------------------
                                    UtiliCorp         KCPL     Pro Forma     UtiliCorp        KCPL       Pro Forma  Increase
                                  (as reported)  (as reported)  Combined   (as reported)  (as reported)  Combined   (decrease)
- ------------------------------------------------------------------------------------------------------------------------------
Operating revenues                $1,849,431     $432,829       $2,282,260 $1,327,069       $404,211     $1,731,280  $550,980
Operating expenses                 1,727,333      323,047        2,050,380  1,210,630        320,187      1,530,817   519,563
                                  ---------------------------------------- --------------------------------------------------
  Operating income before
   income taxes                      122,098      109,782          231,880    116,439         84,024        200,463    31,417
Interest charges                      72,873       28,804          101,677     63,885         26,526         90,411    11,266
Other (income) deductions, net        62,607      (10,907)          51,700     11,582          3,851         15,433    36,267
                                  ---------------------------------------- --------------------------------------------------
  Income before income taxes         111,832       70,071          181,903     64,136         61,349        125,485    56,418
Income taxes                          48,199       17,874           66,073     24,735         19,766         44,501    21,572
                                  ---------------------------------------- --------------------------------------------------
  Net income                          63,633       52,197          115,830     39,401         41,583         80,984    34,846
Preference and preferred stock
 dividend requirements (Note 4)        1,025        1,892            2,917      1,025          2,048          3,073      (156)
                                  ---------------------------------------- --------------------------------------------------
Earnings available for common
 shares                           $   62,608     $ 50,305       $  112,913 $   38,376       $ 39,535      $   77,911 $ 35,002
- ------------------------------------------------------------------------------------------------------------------------------
Weighted average common
 shares outstanding (Note 1)
  - Primary                           46,467       61,902          108,369     44,928         61,902         106,830    1,539
  - Fully diluted (Note 5)            46,796       61,902          108,698     45,426         61,902         107,328    1,370
Earnings per share
  - Primary                            $1.35        $0.81            $1.04      $0.85          $0.64          $0.73     $0.31
  - Fully diluted (Note 5)             $1.34        $0.81            $1.04      $0.85          $0.64          $0.73     $0.31
- ------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                MAXIM ENERGIES, INC.

     NOTES TO UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS

1. The pro forma combined financial statements are presented as if the companies were combined during all periods included herein. No pro forma adjustments were necessary.

2. The allocation between KCPL and UtiliCorp and their customers of about $600 million in net estimated cost savings over the ten-year period following the Transaction, less transaction costs, will be subject to regulatory review and approval. Transaction costs, currently estimated to be about $40 million (including fees for financial advisors, attorneys, accountants, consultants, filings and printing), are being deferred for post-merger amortization in accordance with future regulatory approval. As of June 30, 1996, $11.7 and $9.3 million in merger-related costs had been deferred by KCPL and UtiliCorp, respectively.

   The net estimated costs savings and transactions costs do not reflect certain other costs that could be incurred by Maxim, such as increases or decreases in costs caused by the provisions of the employment agreements with Messrs. Jennings and Green, severance agreements with certain executives and the Maxim management incentive compensation plans.

   The net estimated cost savings, transaction costs and certain other costs have not been reflected in the pro forma combined financial statements because of the inability to predict regulatory treatment or estimate the amount of such costs that would impact any one period.

3. Intercompany transactions (including purchased and exchanged power transactions) between KCPL and UtiliCorp during the periods presented were not material and, accordingly, no pro forma adjustments were made to eliminate the transactions. All financial statement presentation and accounting policy differences are immaterial and have not been adjusted in the pro forma combined financial statements.

4. Prior to the consummation of the Transaction, KCPL and UtiliCorp must redeem their preferred stock outstanding as provided in the Merger Agreement. Because the basis of accounting for the merger is a pooling of interests, the effect of these redemptions is not required to be reflected in the pro forma combined financial statements. The only redemption premium, as of December 31, 1995, is $755,000 applicable to the KCPL preferred stock. The on-going effect of these redemptions is expected to be immaterial.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  List of Exhibits

*2   Amended and Restated Agreement and Plan of Merger, dated as of January 19,
1996 and amended and restated as of May 20, 1996, among Kansas City Power and Light Company, KC Merger Sub, Inc., UtiliCorp United Inc., and KC United Corp. (Exhibit 2-1 to UtiliCorp's current report on Form 8-K dated May 28, 1996).

11   Statement regarding Computation of Per Share Earnings.

27   Financial Data Schedule--For the six months ended June 30, 1996.

     (b)  Reports on Form 8-K

     A current report on Form 8-K dated May 20, 1996, with respect to Item 5 was filed with the Securities and Exchange Commission by the Registrant.

     A current report on Form 8-K dated May 28, 1996, with respect to Item 5 was filed with the Securities and Exchange Commission by the Registrant.

* Exhibits marked with an asterisk are incorporated by reference pursuant to Rule 12(b)-23.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTILICORP UNITED INC.


By:     /s/ Richard C. Green, Jr.
       ---------------------------
       Richard C. Green, Jr.
       Chairman of the Board and Chief Executive Officer

Date: August 13, 1996


By:   /s/ Terry G. Westbrook
     -----------------------------
     Terry G. Westbrook
     Chief Financial Officer
     (Principal Financial Officer and Chief Accounting Officer)

Date: August 13, 1996


By:   /s/ James S. Brook
     -----------------------------
     James S. Brook
     Vice President

Date: August 13, 1996