Form 10-Q
period 1996-09-30
UTILICORP UNITED INC
filed 1996-11-07
CIK 66960

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1996

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                          OUTSTANDING AT
CLASS                                                    OCTOBER 31, 1996
-------------------------------------------------------  -----------------
Common Stock, $1 par value.............................     47,047,376

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    Information regarding the consolidated condensed financial statements is set forth on pages 3 through 13.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis of financial condition and results of operations can be found on pages 14 through 21.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    See page 22 for discussion of legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    See page 22 for the results of voting at a special meeting held on August 14, 1996.

ITEM 5.  OTHER INFORMATION

    See page 22 for discussion on establishment of a Rights Plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits and reports on Form 8-K can be found on page 25.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             UTILICORP UNITED INC.
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME--UNAUDITED

                                                                                                       QUARTER
                                                                                                        ENDED
                                                                                                    SEPTEMBER 30,
                                                                                                 --------------------
                                                                                                   1996       1995
                                                                                                 ---------  ---------
                                                                                                     IN MILLIONS
                                                                                                   EXCEPT PER SHARE
Sales..........................................................................................  $   892.6  $   607.5
Cost of sales..................................................................................      688.2      357.5
                                                                                                 ---------  ---------
GROSS PROFIT...................................................................................      204.4      250.0
                                                                                                 ---------  ---------
Operating, administrative and maintenance expense..............................................      127.7      129.1
Depreciation, depletion and amortization.......................................................       33.0       39.1
Write-off of deferred merger costs, net of termination fee payment.............................       11.0     --
                                                                                                 ---------  ---------
INCOME FROM OPERATIONS.........................................................................       32.7       81.8
                                                                                                 ---------  ---------
Other income:
Equity in earnings of investments and partnerships.............................................       24.4        6.1
Interest income and other......................................................................        7.7        2.3
                                                                                                 ---------  ---------
Total other income.............................................................................       32.1        8.4
                                                                                                 ---------  ---------
Interest expense and minority interests:
Interest expense--long-term debt...............................................................       34.1       28.5
Interest expense--short-term debt and other interest...........................................        5.6        5.3
Minority interests.............................................................................        2.0         .8
                                                                                                 ---------  ---------
Total interest and minority interest expense...................................................       41.7       34.6
                                                                                                 ---------  ---------
EARNINGS BEFORE INCOME TAXES...................................................................       23.1       55.6
                                                                                                 ---------  ---------
Income taxes...................................................................................        9.0       22.7
                                                                                                 ---------  ---------
NET INCOME.....................................................................................       14.1       32.9
                                                                                                 ---------  ---------
Preference dividends...........................................................................         .5         .5
                                                                                                 ---------  ---------
EARNINGS AVAILABLE FOR COMMON SHARES...........................................................  $    13.6  $    32.4
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Primary......................................................................................      46.60      45.17
  Fully diluted................................................................................      46.91      45.52
                                                                                                 ---------  ---------
EARNINGS PER COMMON SHARE:
  Primary......................................................................................  $     .29  $     .72
  Fully Diluted................................................................................        .29        .71
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

     See accompanying notes to consolidated condensed financial statements.

                             UTILICORP UNITED INC.
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME--UNAUDITED

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                          --------------------
                                                                                            1996       1995
                                                                                          ---------  ---------
                                                                                              IN MILLIONS
                                                                                            EXCEPT PER SHARE
Sales...................................................................................  $ 2,742.1  $ 1,934.6
Cost of sales...........................................................................    2,085.5    1,251.8
                                                                                          ---------  ---------
GROSS PROFIT............................................................................      656.6      682.8
                                                                                          ---------  ---------
Operating, administrative and maintenance expense.......................................      392.4      370.0
Depreciation, depletion and amortization................................................       98.3      114.5
Write-off of deferred merger costs, net of termination fee payment......................       11.0     --
                                                                                          ---------  ---------
INCOME FROM OPERATIONS..................................................................      154.9      198.3
                                                                                          ---------  ---------
Other income:
Equity in earnings of investments and partnerships......................................       84.7       14.0
Interest income and other...............................................................       12.7        6.6
                                                                                          ---------  ---------
Total other income......................................................................       97.4       20.6
                                                                                          ---------  ---------
Interest expense and minority interests:
Interest expense--long-term debt........................................................       94.6       77.7
Interest expense--short-term debt and other interest....................................       16.6       19.3
Minority interests......................................................................        6.2        2.2
                                                                                          ---------  ---------
Total interest and minority interest expense............................................      117.4       99.2
                                                                                          ---------  ---------
EARNINGS BEFORE INCOME TAXES............................................................      134.9      119.7
                                                                                          ---------  ---------
Income taxes............................................................................       57.2       47.4
                                                                                          ---------  ---------
NET INCOME..............................................................................       77.7       72.3
                                                                                          ---------  ---------
Preference dividends....................................................................        1.5        1.5
                                                                                          ---------  ---------
EARNINGS AVAILABLE FOR COMMON SHARES....................................................  $    76.2  $    70.8
                                                                                          ---------  ---------
                                                                                          ---------  ---------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Primary...............................................................................      46.51      44.93
  Fully diluted.........................................................................      46.84      45.35
                                                                                          ---------  ---------
EARNINGS PER COMMON SHARE:
  Primary...............................................................................  $    1.64  $    1.57
  Fully Diluted.........................................................................       1.63       1.57
                                                                                          ---------  ---------
                                                                                          ---------  ---------

     See accompanying notes to consolidated condensed financial statements.

                             UTILICORP UNITED INC.
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME--UNAUDITED

                                                                                          TWELVE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                          --------------------
                                                                                            1996       1995
                                                                                          ---------  ---------
                                                                                              IN MILLIONS
                                                                                            EXCEPT PER SHARE
Sales...................................................................................  $ 3,606.0  $ 2,551.6
Cost of sales...........................................................................    2,719.4    1,656.1
                                                                                          ---------  ---------
GROSS PROFIT............................................................................      886.6      895.5
                                                                                          ---------  ---------
Operating, administrative and maintenance expense.......................................      530.3      476.4
Depreciation, depletion and amortization................................................      129.1      150.0
Provision for asset impairments.........................................................       34.6     --
Write-off of deferred merger costs, net of termination fee payment......................       11.0     --
                                                                                          ---------  ---------
INCOME FROM OPERATIONS..................................................................      181.6      269.1
                                                                                          ---------  ---------
Other income:
Equity in earnings of investments and partnerships......................................      102.4       18.6
Interest income and other...............................................................       18.4        9.1
                                                                                          ---------  ---------
Total other income......................................................................      120.8       27.7
                                                                                          ---------  ---------
Interest expense and minority interests:
Interest expense--long-term debt........................................................      127.0      101.4
Interest expense--short-term debt and other interest....................................       20.7       22.8
Minority interests......................................................................        7.6        3.4
                                                                                          ---------  ---------
Total interest and minority interest expense............................................      155.3      127.6
                                                                                          ---------  ---------
EARNINGS BEFORE INCOME TAXES............................................................      147.1      169.2
                                                                                          ---------  ---------
Income taxes............................................................................       61.8       63.2
                                                                                          ---------  ---------
NET INCOME..............................................................................       85.3      106.0
                                                                                          ---------  ---------
Preference dividends....................................................................        2.1        1.6
                                                                                          ---------  ---------
EARNINGS AVAILABLE FOR COMMON SHARES....................................................  $    83.2  $   104.4
                                                                                          ---------  ---------
                                                                                          ---------  ---------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Primary...............................................................................      46.33      45.16
  Fully diluted.........................................................................      46.66      45.60
                                                                                          ---------  ---------
EARNINGS PER COMMON SHARE:
  Primary...............................................................................  $    1.79  $    2.31
  Fully Diluted.........................................................................       1.79       2.29
                                                                                          ---------  ---------
                                                                                          ---------  ---------

     See accompanying notes to consolidated condensed financial statements.

                             UTILICORP UNITED INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                       SEPTEMBER    DECEMBER
                                                                       30, 1996     31, 1995
                                                                      -----------  -----------
                                                                      (UNAUDITED)
                                                                        DOLLARS IN MILLIONS
                                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................................   $   144.3    $   110.7
  Funds on deposit..................................................        36.8         41.2
  Accounts receivable, net..........................................       233.8        332.2
  Inventories and supplies, at average cost.........................       103.5        112.5
  Price risk management assets......................................        21.9         26.4
  Prepayments and other.............................................        31.8         53.0
                                                                      -----------  -----------
TOTAL CURRENT ASSETS................................................       572.1        676.0
                                                                      -----------  -----------
Property, plant and equipment, net..................................     2,350.0      2,279.6
                                                                      -----------  -----------
Investments in subsidiaries and partnerships........................       685.8        574.4
                                                                      -----------  -----------
Price risk management assets........................................       168.6        175.5
                                                                      -----------  -----------
Deferred charges....................................................       185.3        180.4
                                                                      -----------  -----------
TOTAL ASSETS........................................................   $ 3,961.8    $ 3,885.9
                                                                      -----------  -----------
                                                                      -----------  -----------

                             LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt..............................   $    15.1    $    15.1
  Short-term debt...................................................       340.9        288.6
  Accounts payable..................................................       413.0        434.3
  Accrued liabilities...............................................        69.5         34.8
  Price risk management liabilities.................................        44.3         67.9
  Other.............................................................        56.8        107.1
                                                                      -----------  -----------
TOTAL CURRENT LIABILITIES...........................................       939.6        947.8
                                                                      -----------  -----------
LONG-TERM LIABILITIES:
  Long-term debt, net...............................................     1,372.9      1,355.4
  Deferred income taxes and credits.................................       300.2        279.2
  Price risk management liabilities.................................        89.0         94.6
  Other deferred credits............................................       151.0        137.2
                                                                      -----------  -----------
TOTAL LONG-TERM LIABILITIES.........................................     1,913.1      1,866.4
                                                                      -----------  -----------
Company-obligated mandatorily redeemable preferred securities of
  partnership.......................................................       100.0        100.0
                                                                      -----------  -----------
Preferred and preference stock......................................        25.4         25.4
                                                                      -----------  -----------
Common shareowners' equity..........................................       983.7        946.3
                                                                      -----------  -----------
Commitments and contingencies
                                                                      -----------  -----------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY...........................   $ 3,961.8    $ 3,885.9
                                                                      -----------  -----------
                                                                      -----------  -----------

     See accompanying notes to consolidated condensed financial statements.

                             UTILICORP UNITED INC.

      CONSOLIDATED CONDENSED STATEMENTS OF PREFERRED AND PREFERENCE STOCK

                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                          1996           1995
                                                                      -------------  -------------
                                                                       (UNAUDITED)
                                                                          DOLLARS IN MILLIONS
Preference Stock, not mandatorily redeemable:
  $2.05 series, 1,000,000 shares....................................    $    25.0      $    25.0
Preferred Stock of subsidiary, retractable..........................           .4             .4
                                                                            -----          -----
TOTAL PREFERRED AND PREFERENCE STOCK................................    $    25.4      $    25.4
                                                                            -----          -----
                                                                            -----          -----

        CONSOLIDATED CONDENSED STATEMENTS OF COMMON SHAREOWNERS' EQUITY

                                                                      SEPTEMBER 30,   DECEMBER
                                                                          1996        31, 1995
                                                                      -------------  -----------
                                                                       (UNAUDITED)
                                                                         DOLLARS IN MILLIONS
COMMON STOCK: authorized 100,000,000 shares, par value $1 per share,
  47,047,376 shares outstanding (45,965,952 at December 31, 1995)...    $    47.0     $    46.0
PREMIUM ON CAPITAL STOCK............................................        830.9         800.6
RETAINED EARNINGS...................................................        120.8         106.2
                                                                           ------    -----------
TREASURY STOCK, AT COST (393,454 shares at September 30, 1996)......        (11.0)       --
                                                                           ------    -----------
CURRENCY TRANSLATION ADJUSTMENT.....................................         (4.0)         (6.5)
                                                                           ------    -----------
TOTAL COMMON SHAREOWNERS' EQUITY....................................    $   983.7     $   946.3
                                                                           ------    -----------
                                                                           ------    -----------

     See accompanying notes to consolidated condensed financial statements.

                             UTILICORP UNITED INC.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED

                                                                                                 QUARTER ENDED
                                                                                                 SEPTEMBER 30,
                                                                                              --------------------
                                                                                                1996       1995
                                                                                              ---------  ---------
                                                                                              DOLLARS IN MILLIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................................................  $    14.1  $    32.9
  Adjustments to reconcile net income to net cash provided:
    Depreciation, depletion and amortization................................................       33.0       38.2
    Net changes in price risk management assets and liabilities.............................      (16.3)     (28.7)
    Preferred taxes and investment tax credits..............................................       11.8       (4.0)
    Equity in earnings from investments and partnerships....................................      (24.4)      (6.1)
    Dividends from investments and partnerships.............................................       16.6        6.2
    Write-off of deferred merger costs, net.................................................       11.0     --
      Changes in certain current assets and liabilities:
      Accounts receivable and accrued revenues..............................................       (1.0)     (50.2)
      Accounts receivable sold..............................................................       27.4       15.9
      Inventories and supplies..............................................................      (28.9)     (13.2)
      Accounts payable......................................................................       (8.2)      41.3
      Accrued taxes.........................................................................       (6.5)      37.3
      Other.................................................................................       33.4       46.0
                                                                                              ---------  ---------
CASH PROVIDED FROM OPERATING ACTIVITIES.....................................................       62.0      115.6
                                                                                              ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant................................................................      (34.6)     (34.0)
  Purchase of domestic businesses...........................................................      (48.3)    --
  Investments in international businesses...................................................        (.8)    (245.4)
  Investments in energy related properties..................................................       (5.0)     (62.5)
  Proceeds on sale of oil and gas properties................................................     --          204.5
  Other.....................................................................................      (19.4)       6.5
                                                                                              ---------  ---------
CASH USED FOR INVESTING ACTIVITIES..........................................................     (108.1)    (130.9)
                                                                                              ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock..................................................................        4.2        7.6
  Issuance of long-term debt................................................................     --          161.8
  Retirement of long-term debt..............................................................      (26.1)    --
  Treasury stock acquired...................................................................      (11.0)    --
  Short-term borrowings (repayments), net...................................................       96.0      (39.4)
  Cash dividends paid.......................................................................      (21.5)     (20.7)
                                                                                              ---------  ---------
CASH PROVIDED FROM FINANCING ACTIVITIES.....................................................       41.6      109.3
                                                                                              ---------  ---------
Increase (decrease) in cash and cash equivalents............................................       (4.5)      94.0
Cash and cash equivalents at beginning of period............................................      148.8       62.6
                                                                                              ---------  ---------
Cash and cash equivalents at end of period..................................................  $   144.3  $   156.6
                                                                                              ---------  ---------

     See accompanying notes to consolidated condensed financial statements

                             UTILICORP UNITED INC.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED

                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                                 --------------------
                                                                                                   1996       1995
                                                                                                 ---------  ---------
                                                                                                 DOLLARS IN MILLIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...................................................................................  $    77.7  $    72.3
  Adjustments to reconcile net income to net cash provided:
    Depreciation, depletion and amortization...................................................       98.3      111.6
    Net changes in price risk management assets and liabilities................................      (17.8)     (30.6)
    Deferred taxes and investment tax credits..................................................       21.0        (.5)
    Equity in earnings from investments and partnerships.......................................      (84.7)     (14.0)
    Dividends from investments and partnerships................................................       27.1       11.4
    Write-off of deferred merger costs, net....................................................       11.0     --
      Changes in certain current assets and liabilities:
      Accounts receivable and accrued revenues, net............................................       45.7       (9.4)
      Accounts receivable sold.................................................................       52.7        9.3
      Inventories and supplies.................................................................        9.0       22.5
      Accounts payable.........................................................................      (21.3)     (12.7)
      Accrued taxes............................................................................       21.2       20.9
      Other....................................................................................       14.9       42.6
                                                                                                 ---------  ---------
CASH PROVIDED FROM OPERATING ACTIVITIES........................................................      254.8      223.4
                                                                                                 ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant...................................................................      (82.5)     (84.4)
  Purchase of domestic businesses..............................................................      (53.9)    (100.9)
  Investments in international businesses......................................................      (28.6)    (288.6)
  Investments in energy related properties.....................................................      (22.0)    (121.9)
  Investments in non-regulated generating assets...............................................     --          (59.0)
  Proceeds on sale of oil and gas properties...................................................     --          204.5
  Other........................................................................................      (42.5)       9.3
                                                                                                 ---------  ---------
CASH USED FOR INVESTING ACTIVITIES.............................................................     (229.5)    (441.0)
                                                                                                 ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock.....................................................................       31.3       20.0
  Treasury stock sold (purchased)..............................................................      (11.0)       6.6
  Issuance of long-term debt...................................................................       25.0      265.9
  Issuance of company-obligated mandatorily redeemable preferred securities of partnership.....     --          100.0
  Retirements of long-term debt................................................................      (26.1)     (11.3)
  Short-term borrowings (repayments), net......................................................       52.3      (13.8)
  Cash dividends paid..........................................................................      (63.2)     (60.4)
                                                                                                 ---------  ---------
CASH PROVIDED FROM FINANCING ACTIVITIES........................................................        8.3      307.0
                                                                                                 ---------  ---------
Increase in cash and cash equivalents..........................................................       33.6       89.4
Cash and cash equivalents at beginning of period...............................................      110.7       67.2
                                                                                                 ---------  ---------
Cash and cash equivalents at end of period.....................................................  $   144.3  $   156.6
                                                                                                 ---------  ---------

     See accompanying notes to consolidated condensed financial statements.

                             UTILICORP UNITED INC.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED

                                                                                              TWELVE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                              --------------------
                                                                                                1996       1995
                                                                                              ---------  ---------
                                                                                              DOLLARS IN MILLIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................................................  $    85.3  $   106.0
  Adjustments to reconcile net income to net cash provided:
    Depreciation, depletion and amortization................................................      142.3      142.9
    Net changes in price risk management assets and liabilities.............................      (26.6)     (30.6)
    Deferred taxes and investment tax credits...............................................         .3       60.9
    Equity in earnings from investments and partnerships....................................     (102.4)     (18.6)
    Dividends from investments and partnerships.............................................       34.4       16.7
    Write-off of deferred merger costs, net.................................................       11.0     --
    Impairment charge.......................................................................       34.6     --
      Changes in certain current assets and liabilities:
      Accounts receivable and accrued revenues..............................................     (112.3)    (102.6)
      Accounts receivable sold..............................................................       94.2        4.8
      Inventories and supplies..............................................................        8.4        7.9
      Accounts payable......................................................................       85.3       65.5
      Accrued taxes.........................................................................       (6.4)     (16.7)
      Other.................................................................................       44.5       40.1
                                                                                              ---------  ---------
CASH PROVIDED FROM OPERATING ACTIVITIES.....................................................      292.6      276.3
                                                                                              ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant................................................................     (107.5)    (132.0)
  Purchase of domestic businesses...........................................................      (53.9)    (107.4)
  Investments in international businesses...................................................     (119.3)    (288.6)
  Investments in non-regulated generating assets............................................     --          (72.2)
  Proceeds on sale of oil and gas properties................................................     --          204.5
  Investments in energy related properties..................................................      (44.1)    (175.6)
  Other.....................................................................................      (98.6)     (12.2)
                                                                                              ---------  ---------
CASH USED FOR INVESTING ACTIVITIES..........................................................     (423.4)    (583.5)
                                                                                              ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock..................................................................       40.8       20.5
  Issuance of company-obligated mandatorily redeemable preferred securities of
    partnership.............................................................................     --          100.0
  Retirements of preference stock...........................................................     --           (5.9)
  Treasury stock acquired...................................................................      (11.0)    --
  Issuance of long-term debt, net of premium paid...........................................      174.3      360.7
  Retirements of long-term debt.............................................................     (175.1)      (1.7)
  Short-term borrowing (repayments), net....................................................      172.3      (13.9)
  Cash dividends paid.......................................................................      (82.8)     (79.3)
                                                                                              ---------  ---------
CASH PROVIDED FROM FINANCING ACTIVITIES.....................................................      118.5      380.4
                                                                                              ---------  ---------
Increase (decrease) in cash and cash equivalents............................................      (12.3)      73.2
Cash and cash equivalents at beginning of period............................................      156.6       83.4
                                                                                              ---------  ---------
Cash and cash equivalents at end of period..................................................  $   144.3  $   156.6
                                                                                              ---------  ---------

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

2. MERGER TERMINATION--KANSAS CITY POWER & LIGHT COMPANY (KCPL)

    On September 17, 1996, KCPL terminated the Amended and Restated Agreement and Plan of Merger (the Agreement) among KCPL, KC Merger Sub, Inc., UtiliCorp, and KC United Corp., which would have provided for the merger of UtiliCorp and KCPL.

    Since KCPL's shareholders' did not approve the merger under the terms of the Agreement, KCPL was required to pay UtiliCorp $5 million. UtiliCorp received this termination payment on September 19, 1996. In connection with the Agreement termination, UtiliCorp expensed approximately $11.0 million (pre-tax), net of the termination fee payment, of deferred merger costs.

    Under certain conditions, UtiliCorp will be entitled to $53.0 million of additional payments from KCPL if there is a business combination between KCPL and Western Resources, Inc. within two-and one-half-years from the date of termination (September 17, 1996).

3. PURCHASE OF AUSTRALIAN ELECTRIC UTILITY INTEREST

    On September 6, 1995, Power Partnership Limited (PPL), of which UtiliCorp owns 49.9%, acquired United Energy Limited (UE), an Australian electric distribution utility, from the State of Victoria. As part of the acquisition, the company paid approximately $257.9 million for its 49.9% ownership interest which was primarily financed through Australian-dollar-based debt.

    The acquisition was recorded as a purchase and is accounted for using the equity method of accounting. The equity investment is included in Investments in subsidiaries and partnerships on the

                             UTILICORP UNITED INC.

                                  (UNAUDITED)

3. PURCHASE OF AUSTRALIAN ELECTRIC UTILITY INTEREST (CONTINUED) consolidated condensed balance sheets. Pro forma unaudited results of operations for UtiliCorp, assuming the acquisition had occurred at the beginning of the period, are shown below.

                                                                                  NINE MONTHS
                                                                                     ENDED
                                                                                 SEPTEMBER 30,
                                                                                     1995
                                                                                 -------------
                                                                                  IN MILLIONS
                                                                                  EXCEPT PER
                                                                                 SHARE AMOUNTS
Sales..........................................................................   $   1,934.6
Income from operations.........................................................         198.3
Net income.....................................................................          74.2
Earnings available for common shares...........................................          72.7
                                                                                 -------------
Primary earnings per share.....................................................   $      1.61
Fully diluted earnings per share...............................................          1.61
                                                                                 -------------

4. GAIN ON SALE AND CONTRACT RESTRUCTURING CHARGE

    In April 1996, one of the power projects in which UtilCo Group (a subsidiary of UtiliCorp) holds an equity ownership position, entered into a long-term lease arrangement with a third party. This transaction was accounted for as a sale by the partnership and resulted in the recognition of a gain. UtilCo Group recorded its share of the gain through equity earnings during the second quarter. In addition, UtilCo Group recorded certain restructuring reserves in connection with changes in power project agreements and other matters. The net gain from these items was $11.8 million after tax.

5. STOCK-BASED COMPENSATION

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123). UtiliCorp currently provides stock options to certain employees and has an employee stock purchase program whereby employees may purchase company common stock at a 15% discount. Under SFAS 123, these plans require either recording additional compensation expense or disclosing the impact on net income and earnings per share as if the company elected to record compensation expense. The company has elected to disclose pro forma information required by SFAS 123 rather than record compensation expense. For nine month periods ended September 30, 1996 and 1995, compensation expense relating to stock-based compensation plans was $1.4 million and $3.5 million, respectively. If the company recorded compensation expense, earnings per share would have been reduced by $.02 and $.05 for nine month periods ended September 30, 1996 and 1995, respectively.

6. UNITED KINGDOM

    In 1996, UtiliCorp realigned certain of its business relationships in the United Kingdom (UK). Late in the first quarter UtiliCorp's UK businesses terminated their equity relationship in the Caledonian Gas Limited and Midlands Gas Limited (Midlands) joint ventures. As part of the termination of the equity relationship in Midlands, UtiliCorp assumed an interest in two long-term gas supply contracts (for

                             UTILICORP UNITED INC.

                                  (UNAUDITED)

6. UNITED KINGDOM (CONTINUED)
deliveries through 2005) that it assimilated into its existing portfolio of sales and supply contracts. Since the UK natural gas market currently does not have a mature long-term pricing market, it is difficult to calculate future profitability of the portfolio. Based on management's estimates and available market data at September 30, 1996, UtiliCorp continued to carry a $14 million reserve relating to future losses that may exist within the portfolio of contracts. Management believes that this reserve is adequate and that no additional material amounts will be needed.

    On April 15, 1996, UtiliCorp acquired the 25% interest in UtiliCorp U.K., Inc., it did not already own for approximately $12 million. This transaction was accounted for as a purchase.

7. ISSUANCE OF SENIOR NOTES

    On October 23, 1996, UtiliCorp issued $100 million of 6.7% Senior Notes, due in 2006. The net proceeds of $99.5 million were used to reduce short-term debt. No short-term debt amounts have been reclassified to long-term debt at September 30, 1996.

8. REGISTRATION OF COMMON STOCK

    On October 25, 1996, UtiliCorp filed a Registration Statement to register 6 million shares of its $1 par value common stock. UtiliCorp expects to issue the common stock in the fourth quarter of 1996. The net proceeds from the anticipated share issuance are expected to be used to reduce short-term debt and for general corporate purposes.

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

RESULTS OF OPERATIONS

    The results of operations for the 1996 and 1995 periods have been impacted by several items that do not have a continuing effect on UtiliCorp's financial position or results from operations. The table below summarizes the impact of the non-recurring items on an earnings available basis. The non-recurring items are discussed in more detail in the reported segment sections below.

                                                                                  EARNINGS AVAILABLE
                                                                 QUARTER             YEAR-TO-DATE         TWELVE-MONTHS
FOR THE PERIODS ENDED SEPT. 30,                            --------------------  --------------------  --------------------
DESCRIPTION                                    REFERENCE     1996       1995       1996       1995       1996       1995
---------------------------------------------  ----------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                                    (IN MILLIONS)
EARNINGS AVAILABLE, AS REPORTED..............              $    13.6  $    32.4  $    76.2  $    70.8  $    83.2  $   104.4

NON-RECURRING ITEMS:
Merger termination...........................   Page 11          6.8     --            6.8     --            6.8     --
Provision for asset impairments..............     (1)         --         --         --         --           19.6     --
Change in accounting method--
 mark-to-market..............................     (2)         --          (15.9)    --          (15.9)      (2.4)     (15.9)
Sale of oil and gas reserves.................     (3)         --            1.7     --            5.0     --            6.7
Reserve for United Kingdom gas contracts.....     (4)         --         --         --         --            6.8     --
Gain on sales lease..........................   Page 12       --         --          (11.8)    --          (11.8)    --
                                                           ---------  ---------  ---------  ---------  ---------  ---------
NORMALIZED EARNINGS (5)......................              $    20.4  $    18.2  $    71.2  $    59.9  $   102.2  $    95.2
                                                           ---------  ---------  ---------  ---------  ---------  ---------
                                                           ---------  ---------  ---------  ---------  ---------  ---------
PERCENTAGE INCREASE OVER PRIOR PERIOD........                    12%                   19%                    7%
                                                           ---------             ---------             ---------
                                                           ---------             ---------             ---------

------------------------

(1) In 1995, UtiliCorp recorded a $19.6 million after tax ($34.6 million pretax) charge related to impaired assets.

(2) In 1995, UtiliCorp changed its method of accounting for domestic natural gas trading operations to the mark-to-market method. This change resulted in a $15.9 million after tax ($25.9 million pretax) increase in 1995 results. The impact of this accounting change increased fourth quarter 1996 earnings by $2.4 million after tax ($3.9 millon pretax).

(3) In 1995, UtiliCorp sold substantially all of its oil and gas production assets for $204.5 million. This adjustment represents the net loss from this business in applicable 1995 periods.

(4) In 1995, UtiliCorp recorded a $6.8 million after tax reserve ($11.0 million pretax) for certain gas supply contracts in the United Kingdom.

(5) Normalized earnings or income are terms used by management to describe the recurring earnings or income of UtiliCorp. These terms are not meant to replace net income or other measures under generally accepted accounting principles.

ELECTRIC OPERATIONS

    THE COMPANY'S ELECTRIC SEGMENT INCLUDES THE ELECTRIC OPERATIONS OF MISSOURI PUBLIC SERVICE, WEST KOOTENAY POWER, WEST VIRGINIA POWER, AND WESTPLAINS ENERGY.

                                                               QUARTER             NINE MONTHS          TWELVE MONTHS
                                                                ENDED                 ENDED                 ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,
                                                         --------------------  --------------------  --------------------
                                                           1996       1995       1996       1995       1996       1995
                                                         ---------  ---------  ---------  ---------  ---------  ---------
                                                                               DOLLARS IN MILLIONS
SALES..................................................  $   177.1  $   179.5  $   465.3  $   442.3  $   600.7  $   569.4
                                                         ---------  ---------  ---------  ---------  ---------  ---------
Cost of sales--fuel and purchased power................       56.0       55.3      153.9      145.3      201.7      192.0
                                                         ---------  ---------  ---------  ---------  ---------  ---------
GROSS PROFIT...........................................      121.1      124.2      311.4      297.0      399.0      377.4
                                                         ---------  ---------  ---------  ---------  ---------  ---------
EXPENSES:
  Other operating......................................       32.1       32.8       87.0       88.7      115.2      115.8
  Maintenance..........................................        8.7        7.8       28.7       26.6       37.4       36.0
  Taxes, other than income taxes.......................       12.8       13.4       35.8       33.2       53.9       43.1
  Depreciation and amortization........................       13.5       13.2       41.9       39.3       56.3       52.2
                                                         ---------  ---------  ---------  ---------  ---------  ---------
TOTAL EXPENSES.........................................       67.1       67.2      193.4      187.8      262.8      247.1
                                                         ---------  ---------  ---------  ---------  ---------  ---------
INCOME FROM OPERATIONS.................................  $    54.0  $    57.0  $   118.0  $   109.2  $   136.2  $   130.3
                                                         ---------  ---------  ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------  ---------  ---------

    QUARTER-TO-QUARTER

    Income from operations decreased 5% in the 1996 quarter compared to the 1995 quarter. Unseasonably cool weather in 1996 reduced operating income by approximately $5.7 million. Partially offsetting the unfavorable weather were new rates at West Kootenay Power combined with over 5,700 average additional customers. On August 1, 1996, UtiliCorp amended an electric supply contract with another utility, which is expected to reduce future fuel costs by $1 million and capacity costs by $2.9 million on an annual basis. UtiliCorp's customers will share in the fuel cost savings through a fuel adjustment mechanism. As a result of this amended supply contract, UtiliCorp secured 168 megawatts of supply through 2001 at lower prices and postponed its planned construction of a generating plant.

    YEAR-TO-DATE

    Income from operations increased 8% for the nine months ended September 30, 1996, compared to the same period in 1995. The four primary factors contributing to this increase are:

    - Colder winter weather, partially offset by milder summer temperatures

    - Increase of 10,200 in the average number of customers over 1995 levels

    - New electric rates at West Kootenay Power effective January 1, 1996

    - Reduced fuel costs related to renegotiating a coal contract and improved plant efficiencies at the Sibley generating station

    Operating expenses decreased slightly from the 1995 period primarily from the net savings from employee reductions partially offset by salary and benefit increases.

    TWELVE MONTHS ENDED SEPTEMBER 30, 1996 TO 1995

    Income from operations increased 5% in 1996 compared to 1995. The 1996 twelve-month period had increased sales and gross profit of $31.3 million and $21.6 million, respectively, over the same 1995 period. Weather impacted 1996 about the same as in 1995, but in different seasons. The 1996 winter was much colder than in 1995 while the 1996 summer was much milder than in 1995, partially offsetting the weather impact between the twelve-month periods. Operating expenses were about the same as in 1995 with payroll savings from the employee and customer office realignments offsetting payroll and benefit increases. Taxes other than income increased in the 1996 period compared to 1995 due primarily to increased sales.

GAS OPERATIONS

    THE COMPANY'S GAS SEGMENT INCLUDES GAS OPERATIONS OF MISSOURI PUBLIC SERVICE, KANSAS PUBLIC SERVICE, PEOPLES NATURAL GAS, NORTHERN MINNESOTA UTILITIES, MICHIGAN GAS UTILITIES, UTILICORP PIPELINE SYSTEMS AND WEST VIRGINIA POWER.

                                                                 QUARTER             NINE MONTHS          TWELVE MONTHS
                                                                  ENDED                 ENDED                 ENDED
                                                              SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,
                                                           --------------------  --------------------  --------------------
                                                             1996       1995       1996       1995       1996       1995
                                                           ---------  ---------  ---------  ---------  ---------  ---------
                                                                                 DOLLARS IN MILLIONS
SALES....................................................  $    60.4  $    67.2  $   477.0  $   414.3  $   679.5  $   585.1
Cost of sales--gas purchased for resale..................       25.8       27.6      286.1      230.6      404.4      332.7
                                                           ---------  ---------  ---------  ---------  ---------  ---------
GROSS PROFIT.............................................       34.6       39.6      190.9      183.7      275.1      252.4
                                                           ---------  ---------  ---------  ---------  ---------  ---------
EXPENSES:
  Other operating........................................       29.4       31.7       95.1       96.9      128.0      126.1
  Maintenance............................................        2.4        2.5        7.2        7.2        9.1        9.2
  Taxes, other than income taxes.........................        4.9        5.2       16.7       16.3       26.8       20.7
  Depreciation and amortization..........................        9.2        8.8       27.9       26.1       36.1       33.7
                                                           ---------  ---------  ---------  ---------  ---------  ---------
TOTAL EXPENSES...........................................       45.9       48.2      146.9      146.5      200.0      189.7
                                                           ---------  ---------  ---------  ---------  ---------  ---------
INCOME (LOSS) FROM OPERATIONS............................  $   (11.3) $    (8.6) $    44.0  $    37.2  $    75.1  $    62.7
                                                           ---------  ---------  ---------  ---------  ---------  ---------
                                                           ---------  ---------  ---------  ---------  ---------  ---------

    QUARTER-TO-QUARTER

    Sales and operating income in the gas utility business are primarily derived from the winter heating season and are seasonally low during the third quarter. Gross profit decreased by 13% in 1996 resulting in a 31% increase in loss from operations compared to 1995, primarily due to unfavorable weather and certain billing adjustments made during the 1996 third quarter. Individual quarters in a year are not always indicative of operating trends. The year-to-date and twelve month periods discussed below reflect an entire or partial winter heating season and thus are more reflective of the impacts of customer growth and overall trends in this business segment.

    YEAR-TO-DATE

    Income from operations increased 18% in 1996 compared to the same period in 1995. This past winter was approximately 19% colder than in 1995 and 9% colder than average winter temperatures. In addition to favorable weather, the average customer count increased approximately 16,400 over the 1995 period. Colder temperatures combined with additional customers resulted in sales and gross profit increases of $62.7 million and $7.2 million, respectively, over the 1995 period.

    TWELVE MONTHS ENDED SEPTEMBER 30, 1996 TO 1995

    Income from operations increased 20% in 1996 over the same period in 1995. An extremely cold winter combined with a mild 1995 first quarter contributed to sales and gross profit increases of $94.4 million and $22.7 million over 1995 periods. Also contributing to the increase were 16,100 additional average customers over the 1995 period. The colder weather and additional customers resulted in a 12% increase in tariff volumes sold for the 1996 period over 1995.

    Partially offsetting the sales and gross profit increases were total expense increases of $10.3 million compared to 1995. The increases are primarily due to higher revenue-related franchise taxes and increased depreciation expense stemming from utility plant additions.

ENERGY RELATED BUSINESSES

    THE ENERGY RELATED BUSINESSES SEGMENT CONSISTS SOLELY OF THE CONSOLIDATED OPERATIONS OF THE COMPANY'S AQUILA ENERGY SUBSIDIARY, INCLUDING 82%-OWNED AQUILA GAS PIPELINE (AQP). AQUILA PROVIDES ENERGY MARKETING AND RISK MANAGEMENT SERVICES AND IS INVOLVED IN THE GATHERING, PROCESSING AND MARKETING OF NATURAL GAS AND THE SALE OF NATURAL GAS LIQUIDS. ITS AQUILA POWER SUBSIDIARY BEGAN WHOLESALE MARKETING OF ELECTRICITY IN LATE 1995.

                                                          QUARTER             NINE MONTHS          TWELVE MONTHS
                                                           ENDED                 ENDED                 ENDED
                                                       SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,
                                                    --------------------  --------------------  --------------------
                                                      1996       1995       1996       1995       1996       1995
                                                    ---------  ---------  ---------  ---------  ---------  ---------
                                                                          DOLLARS IN MILLIONS
SALES.............................................  $   544.1  $   292.1  $ 1,407.9  $   802.8  $ 1,776.1  $ 1,039.3
                                                    ---------  ---------  ---------  ---------  ---------  ---------
COST OF SALES.....................................      506.9      220.7    1,287.9      643.2    1,613.3      831.2
                                                    ---------  ---------  ---------  ---------  ---------  ---------
GROSS PROFIT......................................       37.2       71.4      120.0      159.6      162.8      208.1
                                                    ---------  ---------  ---------  ---------  ---------  ---------
EXPENSES:
  Operating and maintenance.......................       16.9       18.7       51.6       54.6       68.2       72.3
  Depreciation, depletion and amortization........        6.5       15.6       19.0       44.6       24.0       58.1
  Provisions for asset impairments................     --         --                    --           13.2     --
                                                    ---------  ---------  ---------  ---------  ---------  ---------
TOTAL EXPENSES....................................       23.4       34.3       70.6       99.2      105.4      130.4
                                                    ---------  ---------  ---------  ---------  ---------  ---------
INCOME FROM OPERATIONS, BEFORE MINORITY
 INTERESTS........................................  $    13.8  $    37.1  $    49.4  $    60.4  $    57.4  $    77.7
                                                    ---------  ---------  ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------  ---------  ---------
NET INCOME........................................  $     4.8  $    18.3  $    18.2  $    21.7  $    20.5  $    27.8
                                                    ---------  ---------  ---------  ---------  ---------  ---------
NON-RECURRING ITEMS:
Change in accounting method--mark-to-market.......     --          (15.9)    --          (15.9)      (2.4)     (15.9)
Provisions for asset impairments..................     --         --         --         --            6.7     --
Sale of oil and gas reserves......................     --            1.7     --            5.0     --            6.7
                                                    ---------  ---------  ---------  ---------  ---------  ---------
NORMALIZED INCOME.................................  $     4.8  $     4.1  $    18.2  $    10.8  $    24.8  $    18.6
                                                    ---------  ---------  ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------  ---------  ---------

    QUARTER-TO-QUARTER

    Normalized income increased 17% after excluding the impact for the accounting change and sale of oil and gas reserves as indicated above over the 1995 quarter. The improved results stem from increased marketing volume, natural gas liquids (NGLs) production and prices. The gas processing business' operating income increased 52% to $13.4 million in 1996 due to a 35% increase in NGL prices combined with a 20% increase in NGL production over the 1995 period. These increases were partially offset by an 11% decline in throughput volumes to 465 Mmcf per day. Marketing and trading operations posted a $2.4 million increase in operating income (excluding impact of accounting method change) reflecting a favorable trading environment during a period of high natural gas price volatility. The marketed volumes also increased 50% over the 1995 quarter.

    Sales increased $252.0 million in the 1996 quarter over the 1995 quarter. The increase in sales is primarily due to a 56% increase in natural gas prices and a 50% increase in marketing volumes. Changes in natural gas market prices can significantly affect sales in a period without necessarily impacting gross profit proportionately. Sales were unfavorably impacted by an 11% decrease in throughput relating to a decrease in well-connect activity on the Southeast Texas Pipeline System. Gross profit from Aquila's marketing and trading businesses and gas gathering and processing businesses increased by $16.9 million due to the marketing volume increases and NGL price increases discussed above excluding the impact of the accounting method change. Gross profit for the 1995 quarter included $17.8 million in gross profit from Aquila's oil and gas production business, which was sold in September 1995.

    Depreciation, depletion and amortization expense decreased by $9.1 million in 1996 primarily due to the sale of the oil and gas properties discussed above.

    YEAR-TO-DATE

    Normalized income increased 69% over the 1995 period. The improved results are due to significant increases across Aquila's businesses. Gas volumes sold, gas throughput, NGL production and NGL prices are all up over the 1995 period and are the primary factors that resulted in improved normalized income. Aquila's marketing and trading businesses operating income increased $7.6 million (excluding the accounting method change) and Aquila's gas gathering and processing businesses operating income increased $19.0 million.

    Sales increased $605.1 million for the nine months ended September 30, 1996, compared to the same period in 1995 primarily due to a 29% increase in gas volumes sold and a 60% increase in natural gas prices over the 1995 period. Pipeline throughput increased 4% to 500 Mmcf per day while NGL production and prices increased 32% and 18%, respectively over the 1995 period. Gross profit from Aquila's gas marketing and gas pipeline and processing businesses increased by $37.8 million due to the volume increases discussed above (excluding the accounting method change). Gross profit for the 1995 period included $50.8 million in gross profit from Aquila's oil and gas production business which was sold as discussed above.

    Depreciation, depletion and amortization expense decreased by $25.6 million in 1996 primarily due to the sale of the oil and gas properties discussed above.

    TWELVE MONTHS ENDED SEPTEMBER 30, 1996 TO 1995

    Normalized income increased 33% in 1996 for the twelve-month period compared to the 1995 period. In addition to the non-recurring items mentioned in the quarter period, the twelve-month comparison is affected by a provision from impaired assets stemming from early adoption of Statement of Financial Accounting Standards No. 121 ($13.2 million pre-tax, $6.7 million after tax). The improved normalized results are due to increased earnings from both energy marketing and gas gathering and processing segments. Sales in 1996 increased $736.8 million over 1995 as marketing volumes increased 33% and gas prices increased 57%. Pipeline throughput volumes rose 11% and natural gas liquids production increased 26% over 1995 levels contributing to increased normalized income. Gross profit in 1995 includes $66.7 million from Aquila's oil and gas production business which was sold in September 1995.

    Depreciation, depletion and amortization expense was $34.1 million lower than last year due to the sale of the oil and gas business.

    On July 1, 1996, AQP and Aquila acquired 15% of the outstanding capital stock of Oasis Pipeline Company (Oasis) and related transportation rights for approximately $48 million. Oasis consists of an approximately 600-mile pipeline system and is in proximity to many of AQP's existing gathering systems.

On November 1, 1996, AQP and Aquila acquired another 25% of Oasis' common stock for approximately $84.0 million. The 25% stock interest is subject to a stock option agreement whereby another company may, on or before April 1, 1997, buy one-fifth of the 25% acquired interest for approximately $16.8 million.

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

    UTILCO GROUP

    Net income from UtilCo Group was $1.9 million for the quarter ended September 30, 1996 compared to $2.4 million in last year's quarter. Net income for the nine months and twelve months ended September 30, 1996, was $18.4 million and $12.0 million compared to $6.2 million and $8.0 million in the prior year periods. Earnings from UtilCo Group in the year-to-date and twelve-month periods included an after tax gain of $11.8 million, primarily the result of a long-term lease arrangement at a power project that was accounted for as a sales type lease by the partnership. The twelve-month period in 1996 also included a provision for asset impairment of $9.3 million (after tax). UtilCo Group's normalized income for the quarter, year-to-date and twelve-month periods are presented below.

                                                      QUARTER       YEAR-TO-DATE     TWELVE-MONTHS
                                                    ------------    -------------    -------------
DESCRIPTION                                         1996    1995    1996     1995    1996     1995
--------------------------------------------------  ----    ----    -----    ----    -----    ----
                                                                    (IN MILLIONS)
INCOME, AS REPORTED...............................  $1.9    $2.4    $18.4    $6.2    $12.0    $8.0

NON-RECURRING ITEMS:
Provision for asset impairments...................   --      --      --       --       9.3     --
Gain on sales lease...............................   --      --     (11.8)    --     (11.8)    --
                                                    ----    ----    -----    ----    -----    ----
NORMALIZED INCOME.................................  $1.9    $2.4    $ 6.6    $6.2    $ 9.5    $8.0
                                                    ----    ----    -----    ----    -----    ----
                                                    ----    ----    -----    ----    -----    ----

    Normalized income is higher in the nine- and twelve-month periods due to better project performance while for the quarter income is slightly down due to a tax expense adjustment in 1995.

    INTERNATIONAL

    UtiliCorp's Australian operations contributed $6.3 million and $9.8 million in net income for the three- and nine-month periods ended September 30, 1996, respectively. The Australian operations primarily consists of a 49.9% ownership interest in United Energy Limited, an electric distribution utility serving approximately 533,000 customers in metropolitan Melbourne which was purchased in September 1995. Net income from Australian operations in the 1995 periods was $.2 million. The results for the 1996 periods are above management's expectations based on its original budget. The improved earnings were mainly due to favorable results obtained from transforming its operations and marketing to a competitive and customer-focused operation at a much faster pace than anticipated.

    UtiliCorp N.Z., Inc. (UNZ), a 79% owned subsidiary, purchased a 29.4% ownership interest in Power New Zealand Limited (PNZ) primarily in November 1995. In addition, UNZ has a 39% ownership position in WEL Energy Group Limited
(WEL). Both PNZ and WEL are New Zealand electric distribution utilities. PNZ serves 216,000 customers and WEL serves 65,000 customers. Earnings from these investments contributed $1.7 million for the nine-month period ended September 30, 1996. Earnings for the three-month period in 1996 and for the three- and nine-month periods in 1995 were zero. Increased earnings in 1996 for the year-to-date period reflect the benefits received from additional investments in these international businesses.

    In 1996, UtiliCorp realigned certain of its business relationships in the United Kingdom (UK). Late in the first quarter UtiliCorp's UK businesses terminated their equity relationship in the Caledonian Gas Limited and Midlands Gas Limited (Midlands) joint ventures. As part of the termination of the equity relationship in Midlands, UtiliCorp assumed an interest in two long-term gas supply contracts (for deliveries through 2005) that it assimilated into its existing portfolio of sales and supply contracts. Since the UK natural gas market currently does not have a mature long-term pricing market, it is difficult to calculate future profitability of the portfolio. Based on management's estimates and available market data at September 30, 1996, UtiliCorp continued to carry a $14 million reserve relating to future losses that may exist within the portfolio of contracts. Management believes that this reserve is adequate and that no additional material amounts will be needed.

    On April 15, 1996, UtiliCorp acquired the 25% interest in UtiliCorp U.K., Inc., it did not already own for approximately $12 million. This transaction was accounted for as a purchase.

INTEREST EXPENSE

    Total interest expense increased $5.9 million, $14.2 million and $23.5 million for the three-, nine- and twelve-month periods ended September 30, 1996 compared to the year earlier periods. This increase is primarily due to additional long-term borrowings issued late in the second quarter of 1995 and new Australian and New Zealand dollar borrowings issued in the third and fourth quarters of 1995.

NEW ACCOUNTING STANDARD

    In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). SFAS 125 changes the criteria for accounting for a sale of a financial asset among other matters relating to financial assets and liabilities. UtiliCorp currently records sales under its accounts receivable financing program as a sale. However, under SFAS 125, given current agreement provisions, these transactions will not meet the criteria of a sale. UtiliCorp anticipates that its accounts receivable sales program agreement will be changed to meet the new criteria in SFAS 125 before year end. SFAS 125 is required to be adopted in fiscal years beginning after December 15, 1996, and cannot be adopted early or retroactively.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided from operating activities decreased $53.6 million for the quarter ended September 30, 1996, compared to the same period in 1995. The primary factors causing the decrease relate to net decreases in working capital components stemming from timing of cash expenditures and receipts. UtiliCorp's earnings and its related cash flows vary during the year due to seasonality. Large cash flow swings at individual quarters are not unusual. Also contributing to these unfavorabilities were equity earnings stemming from non-recurring transactions at UtilCo Group discussed on page 12 and higher equity earnings from Australia. Cash provided from operating activities for the nine months ended September 30, 1996, was $254.8 million or 14% higher than in the same period in 1995.

    Cash provided from operating activities for the twelve months ended September 30, 1996, was $292.6 million or 6%, higher than in 1995. The 1996 twelve-month cash flow statement reflects a provision for asset impairments and the income effects of a change in accounting. Neither the provision for asset impairments nor the change in accounting affect cash flow from operations; however, certain individual components are affected.

    Cash used in investing activities decreased $22.8 million for the quarter ended September 30, 1996, compared to 1995. Cash used in investing activities varies depending on the number and magnitude of investment and acquisition opportunities. In the third quarter 1995, UtiliCorp acquired a 49.9% interest in an Australian electric distribution utility partially offset by cash proceeds from UtiliCorp's sale of certain oil and gas properties. UtiliCorp's investing expenditures generally fluctuate with the timing of acquisition opportunities. UtiliCorp's capital expenditures for core utility operations were about the same between periods.

    Cash used in investing activities decreased $211.5 million for the nine months ended September 30, 1996, primarily due to the same reason discussed in the quarter above plus the nine month period in 1995 included additional acquisitions related to a $78.0 million acquisition of a pipeline and two gas marketing companies. The nine-month period in 1995 includes expenditures for the acquisition of an interest in a power project for $59.0 million and pipeline additions related to Aquila's Katy pipeline project.

    Cash used in investing activities for the twelve months ended September 30, 1996, compared to the same period in 1995 decreased by $160.1 million. As with the quarter period discussed above, investing activities tend to fluctuate significantly depending on the timing of acquisition opportunities. For the twelve-month period ended September 30, 1996, the company invested $119.3 million internationally compared to $288.6 million in 1995. The primary difference relates to the September 1995 acquisition of a 49.9% interest in an Australian electric distribution utility. The 1995 period cash outflows were impacted by the cash proceeds on the sale of substantially all of the company's oil and gas production assets for $204.5 million.

    On October 23, 1996, UtiliCorp issued $100 million of 6.7% Senior Notes. The net proceeds of approximately $99.5 million were used to reduce short-term debt outstanding. In addition, on October 25, 1996, UtiliCorp registered 6 million shares of its $1 par value common stock that it expects to issue in the fourth quarter of 1996. UtiliCorp expects the net proceeds from the stock issuance to be used to reduce short-term debt. UtiliCorp borrowed approximately $84.0 million from short-term facilities to finance Aquila's purchase of an additional ownership interest in Oasis.

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

    The company also has two accounts receivable sale programs. The level of funding available from these programs varies depending on the level of eligible accounts receivable. Under these programs, the company may borrow another $9.0 million.

    On June 27, 1996, the company obtained an extended grace period for a long-term debt to capitalization ratio covenant from its creditor on its 9.21% senior notes. The grace period extends to June 30, 1997. The company continues to classify this debt as long-term. Management anticipates that UtiliCorp will meet the convenant ratio after the common stock issuance mentioned above and for foreseeable future periods.

    FORWARD-LOOKING STATEMENTS

    This Form 10-Q contains forward-looking statements. Such statements are identified as passages that contain the words "anticipated", "belief" or "believes" within the statement. Forward-looking statements involve risks and uncertainties and there are certain important factors that could cause actual results to differ materially from those anticipated. Some of the important factors which could cause actual results to differ materially from those anticipated include, but are not limited to, future national and regional economic and competitive conditions, inflation rates, regulatory changes, weather conditions, financial market conditions, interest rates, future business decisions, and other uncertainties, all of which are difficult to predict and most of which are beyond the control of the company.

ITEM 1.  LEGAL PROCEEDINGS.

    WILLIAM ALPERN VS. UTILICORP UNITED INC. On June 17, 1992, a class action suit was filed by a stockholder against the Company in the United States District Court for the Western District of Missouri. Plaintiff alleges that the Company violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 of the Securities and Exchange Commission, both by making misrepresentations and omitting to state material facts in connection with public disclosures. Plaintiff also alleges a claim under Section 11 of the Securities Act of 1933, as amended. Plaintiff seeks unspecified compensatory damages. The District Court dismissed the case by granting summary judgment to UtiliCorp. Plaintiff appealed that decision to the United States Court of Appeals for the Eighth Circuit. On May 17, 1996, the Court of Appeals reversed the decision of the District Court, reinstated plaintiff's claims and remanded the case back to the District Court. A trial is anticipated in 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    UtiliCorp held a special meeting of its shareholders on August 14, 1996 to vote on UtiliCorp's proposed merger with Kansas City Power & Light Company. Subsequent to the meeting, the proposed merger was terminated. The voting results at the meeting were as follows:

                                                              FOR        AGAINST    WITHHELD
                                                          ------------  ----------  ---------
Proposed Merger.........................................    35,867,472   1,901,885    421,458

ITEM 5.  OTHER INFORMATION

    On November 6, 1996, the Board of Directors of UtiliCorp United Inc., a Delaware corporation, declared a dividend of one right (a "Right") for each share of common stock $1.00 par value ("Common Stock"), of the Company held of record at the close of business on December 31, 1996 (the "Record Date"), or issued thereafter and prior to the Distribution Date (as defined in the Rights Agreement described below). Subject to obtaining appropriate regulatory approvals, the Rights will be issued pursuant to a Rights Agreement between the Company and First Chicago Trust Company of New York, as rights agent.

    Each Right entitles its registered holder to purchase from the Company, after the Distribution Date, one one-thousandth (1/1000th) of a share of Series A Cumulative Participating Preference Stock, no par value (the "Preference Stock") of the Company, for $115 (the "Purchase Price"), subject to adjustment and other specified conditions. The Rights will be evidenced by the Common Stock certificates until the close of business on the earlier of the date (either, the "Distribution Date") which is (i) the tenth business day (or such later date as the Board of Directors of the Company may from time to time fix by resolution adopted prior to the Distribution Date that would otherwise have occurred) after the date on which any Person (as defined in the Rights Agreement) commences a tender or exchange offer which, if consummated, would result in such Person's becoming an Acquiring Person, as defined below, or (ii) the tenth business day (or such earlier or later date as the Board of Directors of the Company may from time to time fix by resolution adopted prior to such tenth business day, (the "Flip-in Date") after the first date of public announcement by the Company that a Person has become an Acquiring Person; PROVIDED that if a tender or exchange offer referred to in clause (i) is cancelled, terminated or otherwise withdrawn prior to the Distribution Date without the purchase of any shares of stock pursuant thereto, such offer shall be deemed never to have been made. An Acquiring Person is any Person who is the Beneficial Owner (as defined in the Rights Agreement) of 15% or more of the outstanding shares of Common Stock, PROVIDED, HOWEVER, such term shall not include (i) the Company, any wholly-owned subsidiary of the Company or any employee stock ownership or other employee benefit plan of the Company, (ii) any person who is the Beneficial Owner of 15% or more of the outstanding Common Stock as of the date of the Rights Agreement or who shall become the Beneficial Owner of 15% or more of the outstanding Common Stock solely as a result of an acquisition of Common Stock by the Company, until such time as such Person becomes the Beneficial Owner of additional Common Stock, other than through a dividend or stock split, (iii) any Person who becomes an Acquiring Person without any plan or intent to seek or affect control of the Company if such Person agrees to divest and does promptly divest sufficient securities such that such 15% or greater Beneficial ownership ceases or (iv) any Person who Beneficially owns shares of Common Stock consisting solely of (A) shares acquired pursuant to the grant or exercise of an option granted by the Company in connection with an agreement to merge with, or acquire, the Company entered into prior to a Flip-in Date, (B) shares owned by such Person and its Affiliates and Associates at the time of such grant, (C) shares, amounting to less than 1% of the outstanding Common Stock, acquired by Affiliates and Associates of such Person after the time of such grant or (D) shares which are held by such Person in trust accounts, managed accounts and the like or otherwise held in a fiduciary capacity, that are beneficially owned by third persons who are not Affiliates or Associates of such Person or acting together with such Person to hold shares, or which are held by such Person in respect of a debt previously contracted. The Rights Agreement provides that, until the Distribution Date, the Rights will be transferred with and only with the Common Stock. Common Stock certificates issued prior to the Distribution Date shall evidence one Right for each share of Common Stock represented thereby and shall contain a legend incorporating by reference the terms of the Rights Agreement (as such may be amended from time to time). Notwithstanding the absence of the aforementioned legend, certificates evidencing shares of Common Stock outstanding on the Record Date shall also evidence one Right for each share of Common Stock evidenced thereby. Promptly following the Distribution Date, separate certificates evidencing the Rights ("Rights Certificates") will be mailed to holders of record of Common Stock at the Distribution Date.

    The Rights will not be exercisable until the Business Day (as defined in the Rights Agreement) following the Distribution Date. The Rights will expire on the earliest of (i) the Exchange Time (as defined below), (ii) the close of business on the tenth anniversary of the Rights Agreement, (iii) the date on which the Rights are redeemed as described below and (iv) upon certain mergers of the Company with or into another corporation pursuant to an agreement entered into prior to a Flip-in Date (in any such case, the "Expiration Time").

    The Purchase Price and the number of Rights outstanding, or in certain circumstances the securities purchasable upon exercise of the Rights, are subject to adjustment from time to time to prevent dilution in the event of a Common Stock dividend on, or a subdivision or a combination into a smaller number of shares of, Common Stock, or the issuance or distribution of any securities or assets in respect of, in lieu of or in exchange for Common Stock.

    In the event that prior to the Expiration Time a Flip-in Date occurs, each Right (other than Rights Beneficially Owned by the Acquiring Person or any Affiliate or Associate thereof, which Rights shall become void) shall constitute the right to purchase from the Company, upon the exercise thereof in accordance with the terms of the Rights Agreement, that number of shares of Common Stock of the Company having an aggregate Market Price (as defined in the Rights Agreement), on the date of the public announcement of an Acquiring Person's becoming such that gave rise to the Flip-in Date, equal to twice the Purchase Price for an amount in cash equal to the then current Purchase Price. In addition, the Board of Directors of the Company may, at its option, at any time after a Flip-in Date and prior to the time an Acquiring Person becomes the Beneficial Owner of more than 50% of the outstanding shares of Common Stock, elect to exchange all (but not less than all) the then outstanding Rights (other than Rights Beneficially Owned by the Acquiring Person or any Affiliate or Associate thereof, which Rights have become void) for shares of Common Stock at an exchange ratio of one share of Common Stock per Right, appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the date of the Distribution Date (the "Exchange Ratio"). Immediately upon such action by the Board of Directors (the "Exchange Time"), the right to exercise the Rights will terminate and each Right (other than Rights Beneficially Owned by the Acquiring Person or any Affiliate or Associate thereof, which Rights have become void) will thereafter represent only the right to receive a number of shares of Common Stock equal to the Exchange Ratio.

    Whenever the Company shall become obligated under the preceding paragraph to issue shares of Common Stock upon exercise of or in exchange for Rights, the Company, at its option, may substitute therefor shares of Preference Stock, at a ratio of one one-thousandth of a share of Preference Stock for each share of Common Stock so issuable.

    In the event that prior to the Expiration Time the Company enters into, consummates or permits to occur a transaction or series of transactions after a Flip-in Date in which, directly or indirectly, (i) the Company shall consolidate or merge or participate in a share exchange with any other Person if, at the time of the consolidation, merger or share exchange or at the time the Company enters into an agreement with respect to such consolidation, merger or share exchange, the Acquiring Person controls the Board of Directors of the Company and either (A) any term of or arrangement concerning the treatment of shares of capital stock in such merger, consolidation or share exchange relating to the Acquiring Person is not identical to the terms and arrangements relating to other holders of Common Stock or (B) the Person with whom the transaction or series of transactions occurs is the Acquiring Person or an Affiliate or Associate of the Acquiring Person or (ii) the Company shall sell or otherwise transfer (or one or more of its subsidiaries shall sell or otherwise transfer) assets (A) aggregating more than 50% of the assets (measured by either book value or fair market value) or (B) generating more than 50% of the operating income or cash flow, of the Company and its subsidiaries (taken as a whole) to any other Person (other than the Company or one or more of its wholly-owned subsidiaries) or to two or more such Persons which are affiliated or otherwise acting in concert, if, at the time the Company (or any such subsidiary) enters into an agreement with respect to such sale or transfer the Acquiring Person controls the Board of Directors of the Company (a "Flip-over Transaction or Event"), the Company shall take such action as shall be necessary to ensure, and shall not enter into, consummate or permit to occur such Flip-over Transaction or Event until it shall have entered into a supplemental agreement with the Person engaging in such Flip-over Transaction or Event or the parent corporation thereof (the "Flip-over Entity"), for the benefit of the holders of the Rights, providing, that upon consummation or occurrence of the Flip-over Transaction or Event, (i) each Right shall thereafter constitute the right to purchase from the Flip-over Entity, upon exercise thereof in accordance with the terms of the Rights Agreement, that number of shares of capital stock of the Flip-over Entity having an aggregate Market Price on the date of consummation or occurrence of such Flip-over Transaction or Event equal to twice the Purchase Price for an amount in cash equal to the then current Purchase Price and (ii) the Flip-over Entity shall thereafter be liable for, and shall assume, by virtue of such Flip-over Transaction or Event and such supplemental agreement, all the obligations and duties of the Company pursuant to the Rights Agreement. For purposes of the foregoing description, the term "Acquiring Person" shall include any Acquiring Person and its Affiliates and Associates counted together as a single Person.

    The Board of Directors of the Company may, at its option, at any time prior to the close of business on the Flip-in Date, redeem all (but not less than all) the then outstanding Rights at a price of $.01 per Right) (the "Redemption Price"), as provided in the Rights Agreement. Immediately upon the action of the Board of Directors of the Company electing to redeem the Rights, without any further action and without any notice, the right to exercise the Rights will terminate and each Right will thereafter represent only the right to receive the Redemption Price in cash for each Right so held.

    The holders of Rights will, solely by reason of their ownership of Rights, have no rights as stockholders of the Company, including, without limitation, the right to vote or to receive dividends.

    The Form of Rights Agreement (which includes as Exhibit A the forms of Rights Certificate and Election to Exercise) is attached hereto as an exhibit and is incorporated herein by reference. The foregoing description of the Rights is qualified in its entirety by reference to the Rights Agreement and such exhibit thereto.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) List of Exhibits

     4   Form of Rights Agreement Between UtiliCorp United Inc. and First
           Chicago Trust Company of New York, as Rights Agent.

    11   Statement regarding Computation of Per Share Earnings.

    27   Financial Data Schedule--For the nine months ended September 30,
           1996.

    (b) Reports on Form 8-K

    A current report on Form 8-K dated September 30, 1996, with respect to Item 5 was filed with the Securities and Exchange Commission by the Registrant.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UTILICORP UNITED INC.

                                By:          /s/ RICHARD C. GREEN, JR.
                                     -----------------------------------------
                                               Richard C. Green, Jr.
                                             CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER

Date: November 7, 1996

                                By:            /s/ TERRY G. WESTBROOK
                                     -----------------------------------------
                                                 Terry G. Westbrook
                                     SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                                      OFFICER
                                          (PRINCIPAL FINANCIAL OFFICER AND
                                             CHIEF ACCOUNTING OFFICER)

Date: November 7, 1996