Form 10-Q
period 1997-03-31
UTILICORP UNITED INC
filed 1997-05-14
CIK 66960

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1997

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 1-3562


                                UTILICORP UNITED INC.
                (Exact name of registrant as specified in its charter)

              Delaware                               44-0541877
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)


  20 West Ninth, Kansas City, Missouri                  64105
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code     816-421-6600


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


CLASS                                  OUTSTANDING AT MAY 1, 1997
-----                                  --------------------------
Common Stock, $1 par value                     53,929,936

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

               None .

ITEM 5.  OTHER INFORMATION

               None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits can be found on page 22.

               (b)  Reports on 8-K - None.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                UTILICORP UNITED INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME--UNAUDITED

                                                               Quarter Ended March 31,
DOLLARS IN MILLIONS                                              1997           1996
                                                               --------       ---------
Sales                                                          $2,059.6       $1,084.4
Cost of sales                                                   1,805.4          834.7
                                                               --------       ---------
GROSS PROFIT                                                      254.2          249.7
                                                               --------       ---------
Operating, administrative and maintenance expense                 137.5          130.9
Depreciation, depletion and amortization                           31.9           31.9
Provision for asset impairments                                    26.5           --
                                                               --------       ---------
INCOME FROM OPERATIONS                                             58.3           86.9
                                                               --------       ---------
Other income (expense):
Equity in earnings from investments and partnerships               21.2           12.6
Merger termination fee                                             53.0           --
Other income                                                        3.2            2.4
Minority interest and other expense                                (6.3)          (6.8)
                                                               --------       ---------
Total other income                                                 71.1            8.2
                                                               --------       ---------
EARNINGS BEFORE INTEREST AND TAXES                                129.4           95.1
                                                               --------       ---------
Interest expense:
Interest expense - long-term debt                                  29.9           25.6
Interest expense - short-term debt                                  1.9            2.3
Minority interest in income of partnership                          2.2            2.2
                                                               --------       ---------
Total interest  expense                                            34.0           30.1
                                                               --------       ---------
EARNINGS BEFORE INCOME TAXES                                       95.4           65.0
Income taxes                                                       37.5           27.7
                                                               --------       ---------
EARNINGS BEFORE EXTRAORDINARY ITEM                                 57.9           37.3
Loss on extinguishment of debt (net of income tax of $4.5)          7.2           --
                                                               --------       ---------
NET INCOME                                                         50.7           37.3
Preference dividends                                                 .3             .5
                                                               --------       ---------
EARNINGS AVAILABLE FOR COMMON SHARES                              $50.4          $36.8
                                                               --------       ---------
                                                               --------       ---------

  See accompanying notes to consolidated condensed financial statements.

                               UTILICORP UNITED INC.
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME--UNAUDITED


                                                                 Twelve Months Ended
                                                                       March 31,
DOLLARS IN MILLIONS                                              1997           1996
                                                               --------       --------
Sales                                                          $5,307.5       $3,156.7
Cost of sales                                                   4,393.1        2,226.5
                                                               --------       --------
GROSS PROFIT                                                      914.4          930.2
                                                               --------       --------
Operating, administrative and maintenance expense                 554.3          522.2
Write-off of deferred merger costs, net                            11.0           --
Depreciation, depletion and amortization                          127.8          143.1
Provision for asset impairments                                    26.5           34.6
                                                               --------       --------
INCOME FROM OPERATIONS                                            194.8          230.3
                                                               --------       --------
Other income (expense):
Equity in earnings from investments and partnerships              119.7           42.2
Merger termination fee                                             53.0           --
Other income                                                       15.6           12.9
Minority interest and other expense                               (26.6)         (18.8)
                                                               --------       --------
Total other income                                                161.7           36.3
                                                               --------       --------
EARNINGS BEFORE INTEREST AND TAXES                                356.5          266.6
                                                               --------       --------
Interest expense:
Interest expense - long-term debt                                 122.5          105.0
Interest expense - short-term debt                                  8.3           10.2
Minority interest in income of partnership                          8.8            8.8
                                                               --------       --------
Total interest  expense                                           139.6          124.0
                                                               --------       --------
EARNINGS BEFORE INCOME TAXES                                      216.9          142.6
Income taxes                                                       90.5           57.6
                                                               --------       --------
EARNINGS BEFORE EXTRAORDINARY ITEM                                126.4           85.0
Loss on extinguishment of debt (net of income tax of $4.5)          7.2           --
                                                               --------       --------
NET INCOME                                                        119.2           85.0
Preference dividends                                                1.9            2.1
                                                               --------       --------
EARNINGS AVAILABLE FOR COMMON SHARES                             $117.3          $82.9
                                                               --------       --------
                                                               --------       --------

See accompanying notes to consolidated condensed financial statements.

                           UTILICORP UNITED INC.
                  CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                             March 31,      December 31,
DOLLARS IN MILLIONS                                                            1997             1996
                                                                             ---------      ------------
ASSETS                                                                      (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                 $  172.9       $  137.1
    Funds on deposit                                                              37.1           56.8
    Accounts receivable, net                                                     663.8          811.6
    Inventories and supplies, at average cost                                     88.5          110.9
    Price risk management assets                                                  37.9           55.2
    Prepayments and other                                                         45.4           32.9
                                                                              --------       --------
TOTAL CURRENT ASSETS                                                           1,045.6        1,204.5

Property, plant and equipment, net                                             2,379.5        2,406.7
Investments in subsidiaries and partnerships                                     766.2          761.0
Price risk management assets                                                     149.9          154.1
Deferred charges                                                                 187.0          178.6
                                                                              --------       --------
TOTAL ASSETS                                                                  $4,528.2       $4,704.9
                                                                              --------       --------
                                                                              --------       --------
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt                                       $  94.4        $  25.7
    Short-term debt                                                              302.0          252.0
    Accounts payable                                                             753.0          912.9
    Accrued liabilities                                                          102.8           50.0
    Price risk management liabilities                                             54.8           71.7
    Other                                                                         58.8          107.3
                                                                              --------       --------
TOTAL CURRENT LIABILITIES                                                      1,365.8        1,419.6
                                                                              --------       --------
LONG-TERM LIABILITIES:
    Long-term debt, net                                                        1,325.9        1,470.7
    Deferred income taxes and credits                                            319.9          313.7
    Price risk management liabilities                                             61.3           64.5
    Minority interest                                                             58.6           56.9
    Other deferred credits                                                       103.3           96.5
                                                                              --------       --------
TOTAL LONG-TERM LIABILITIES                                                    1,869.0        2,002.3

Company-obligated mandatorily redeemable preferred securities
 of partnership                                                                  100.0          100.0
Preference stock                                                                  --             25.0
Common shareowners' equity                                                     1,193.4        1,158.0
Commitments and contingencies
                                                                              --------       --------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                                     $4,528.2       $4,704.9
                                                                              --------       --------
                                                                              --------       --------


    See accompanying notes to consolidated condensed financial statements

                             UTILICORP UNITED INC.
            CONSOLIDATED CONDENSED STATEMENTS OF PREFERENCE STOCK


                                                                              March 31,     December 31,
DOLLARS IN MILLIONS                                                             1997           1996
                                                                              ----------    ------------

Preference Stock:                                                            (Unaudited)
$2.05 series, 1,000,000 shares, redeemed                                         $--            $25.0
                                                                               -------        ---------
TOTAL PREFERENCE STOCK                                                           $--            $25.0
                                                                               -------        ---------

      CONSOLIDATED CONDENSED STATEMENTS OF COMMON SHAREOWNERS' EQUITY


                                                                              March 31,     December 31,
DOLLARS IN MILLIONS                                                             1997           1996
                                                                              ----------    ------------
Common Stock: authorized 100,000,000 shares, par value                       (Unaudited)
    $1 per share, 53,427,524 shares outstanding (53,293,645 at
    December 31, 1996 ); authorized 20,000,000 shares of                       $  53.4        $  53.3
    Class A common stock, par value $1 per share, none issued
Premium on Capital Stock                                                         997.3          991.7
Retained Earnings                                                                150.9          125.3
Treasury Stock, at cost (31,242 and 228,807 shares at March 31,
    1997 and December 31, 1996, respectively)                                      (.8)          (6.4)
Currency Translation Adjustment                                                   (7.4)          (5.9)
                                                                              --------       --------
TOTAL COMMON SHAREOWNERS' EQUITY                                              $1,193.4       $1,158.0
                                                                              --------       --------

    See accompanying notes to consolidated condensed financial statements.

                              UTILICORP UNITED INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED


                                                                                       Quarter Ended March 31,
DOLLARS IN MILLIONS                                                                      1997           1996
                                                                                         -----          -----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                             $50.7          $37.3
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation, depletion and amortization                                              31.9           31.9
    Net changes in price risk management assets and liabilities                            1.4            (.8)
    Deferred income taxes and credits                                                      6.2            (.6)
    Equity in earnings from investments and partnerships                                 (21.2)         (12.6)
    Dividends from investments and partnerships                                            6.8            2.8
    Minority interests                                                                     2.1            2.7
    Provision for asset impairments                                                       26.5            -
    Loss on extinguishment of debt                                                         7.2            -

    Changes in certain assets and liabilities:
      Accounts receivable, net                                                            154.2          (51.7)
      Accounts receivable sold                                                             --             48.0
      Inventories and supplies                                                             22.4           42.1
      Prepayments and other                                                               (12.5)          (6.8)
      Deferred charges, net                                                                 (.3)          (1.5)
      Accounts payable                                                                   (159.9)          (6.4)
      Accrued liabilities, net                                                             57.3           52.6
      Other                                                                               (42.3)            .2
                                                                                          -----          -----
CASH PROVIDED FROM OPERATING ACTIVITIES                                                   130.5          137.2
                                                                                          -----          -----
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to utility plant                                                            (19.6)         (17.9)
    Investments in international businesses                                                (1.9)          --
    Investments in energy related properties                                               (4.9)         (12.0)
    Other                                                                                   2.7          (19.3)
                                                                                          -----          -----
CASH USED FOR INVESTING ACTIVITIES                                                        (23.7)         (49.2)
                                                                                          -----          -----

                              UTILICORP UNITED INC.
     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED, CONTINUED


                                                                                       Quarter Ended March 31,
DOLLARS IN MILLIONS                                                                      1997           1996
                                                                                         -----          -----

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                                             $5.7          $16.7
    Treasury stock sold                                                                   5.6           --
    Issuance of long-term debt                                                             .4           10.6
    Retirement of long-term debt                                                        (82.6)          --
    Retirement of preference stock                                                      (25.0)          --
    Short-term borrowings (repayments), net                                              50.0          (87.1)
    Cash dividends paid                                                                 (23.7)         (20.9)
    Other                                                                                (1.4)           -
                                                                                        -----          -----
CASH USED FOR FINANCING ACTIVITIES                                                      (71.0)         (80.7)
Increase  in cash and cash equivalents                                                   35.8            7.3
Cash and cash equivalents at beginning of period                                        137.1          110.7
                                                                                        -----          -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $172.9         $118.0
                                                                                        -----          -----



    See accompanying notes to consolidated condensed financial statements.

                           UTILICORP UNITED INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED

                                                                             Twelve Months Ended March 31,
DOLLARS IN MILLIONS                                                             1997           1996
                                                                               --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $119.2        $  85.0
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation, depletion and amortization                                     127.8          143.1
    Net changes in price risk management assets and liabilities                  (31.5)         (41.2)
    Deferred income taxes and credits                                             41.3          (29.6)
    Equity in earnings from investments and partnerships                        (119.7)         (42.2)
    Dividends from investments and partnerships                                   46.7           19.8
    Minority interest                                                              7.4            5.6
    Provision for asset impairments                                               26.5           34.6
    Loss on extinguishment of debt                                                 7.2           --
    Write-off of deferred merger costs                                            11.0           --

    Changes in certain assets and liabilities:
      Accounts receivable, net                                                  (300.3)        (175.1)
      Accounts receivable sold                                                    13.6           54.1
      Inventories and supplies                                                   (18.1)          24.7
      Prepayments and other                                                       14.4          (21.4)
      Deferred charges, net                                                         .2            4.3
      Accounts payable                                                           325.1          137.9
      Accrued liabilities, net                                                    19.9            5.5
      Other                                                                      (34.6)          69.7
                                                                               -------        -------
CASH PROVIDED FROM OPERATING ACTIVITIES                                          256.1          274.8
                                                                               -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to utility plant                                                  (136.0)        (107.3)
    Purchase of utility and other businesses                                    (138.1)          --
    Investments in international businesses                                      (44.2)        (379.3)
    Investments in non-regulated generating assets                                --            (59.0)
    Proceeds on sale of oil and gas properties                                    --            204.5
    Investments in energy related properties                                     (19.3)        (152.7)
    Other                                                                        (48.5)         (70.9)
                                                                               -------        -------
CASH USED FOR INVESTING ACTIVITIES                                              (386.1)        (564.7)
                                                                               -------        -------

                          UTILICORP UNITED INC.
   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED, CONTINUED

                                                                             Twelve Months Ended March 31,
DOLLARS IN MILLIONS                                                             1997           1996
                                                                               --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                                    $187.4          $43.5
    Issuance of company-obligated mandatorily redeemable
         preferred securities of partnership                                      --            100.0
    Retirements of preference stock                                              (25.0)          --
    Treasury stock sold (acquired)                                                 (.8)           2.3
    Issuance of long-term debt                                                   119.5          425.8
    Retirement of long-term debt                                                (104.8)        (155.0)
    Short-term borrowings (repayments), net                                       99.5          (28.0)
    Cash dividends paid                                                          (89.5)         (81.2)
    Other                                                                         (1.4)          --
                                                                               --------      --------
CASH PROVIDED FROM FINANCING ACTIVITIES                                          184.9          307.4
                                                                               --------      --------
Increase in cash and cash equivalents                                             54.9           17.5
Cash and cash equivalents at beginning of period                                 118.0          100.5
                                                                               --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $172.9         $118.0
                                                                               --------      --------

  See accompanying notes to consolidated condensed financial statements.

                                UTILICORP UNITED INC.
                           NOTES TO CONSOLIDATED CONDENSED
                                 FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in UtiliCorp's 1996 Form 10-K. It is suggested that those consolidated financial statements be read in conjunction with this report. The year-end financial statements presented were derived from audited financial statements of UtiliCorp United Inc., (the company) but do not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair representation of the financial position of the company and the results of its operations. Certain estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods shown have been made in preparing the consolidated condensed financial statements. Actual results could differ from these estimates.

Certain prior year amounts in the consolidated financial statements have been reclassified where necessary to conform to the 1997 presentation.

2.  MERGER TERMINATION FEE

On September 17, 1996, Kansas City Power & Light Company (KCPL) terminated the Amended and Restated Agreement and Plan of Merger (the Agreement) among KCPL, KC Merger Sub, Inc., the company, and KC United Corp., which would have provided for the merger of the company and KCPL.

In February 1997, Western Resources Inc. and KCPL signed a definitive agreement to merge. As a result, KCPL paid the company a $53 million termination fee which was recorded as a gain in the first quarter of 1997.

3.  PROVISION FOR ASSET IMPAIRMENTS

As part of the sale of the company's oil and gas production assets in September 1995, the company retained a net profits interest in the properties which was contingent upon the future performance and activities of the oil and gas properties sold and certain payout criteria related to the sale transaction. At the time of the sale, the net profits interest was valued at $22.5 million. Pursuant to the sales agreement, periodic drilling and reserve updates are provided each year to the company. After receiving the most recent study in March 1997, the company recorded a $15.5 million charge against earnings primarily to reflect the latest estimate of its net realizable value.

During the first quarter of 1997, the company evaluated some of its technology related investments and eliminated certain technology related positions. In light of recent organizational changes at one of the company's strategic partners and the results to date, the company expensed approximately $11.0 million consisting of certain contractual and software rights and severance costs.

                                UTILICORP UNITED INC.
                           NOTES TO CONSOLIDATED CONDENSED
                           FINANCIAL STATEMENTS--CONTINUED
                                     (UNAUDITED)


4.  EXTINGUISHMENT OF DEBT

During the first quarter of 1997, the company retired, at a premium, $69.1 million of its 10.5% Series Senior Notes that were to mature in 2020. The transaction resulted in an extraordinary loss of $7.2 million, net of an
income tax benefit of $4.5 million.   This early retirement is expected to
save $1.2 million per year in interest costs based on current interest rates.

5.  REDEMPTION OF PREFERENCE STOCK

On March 1, 1997, the company redeemed its $2.05 Series Preference Stock at par. This redemption is expected to increase earnings available for common shares by an estimated $1.1 million per year based on current interest rates.

6.  EARNINGS PER SHARE

Primary and fully diluted earnings per share for the three months and twelve months ending March 31, 1997 and 1996 are as follows:

IN MILLIONS, EXCEPT PER SHARE AMOUNTS               Quarter Ended             Twelve Months Ended
                                                       March 31,                    March 31,
                                                ---------------------        -----------------------
                                                 1997           1996           1997            1996
                                                ------         ------        -------         -------
Earnings available for common
shares                                           $50.4          $36.8         $117.3          $82.9
                                                ------         ------        -------         -------
Earnings per share:
  Primary:
    Earnings before extraordinary item           $1.08           $.80          $2.55          $1.82
    Extraordinary item                            (.13)             -           (.15)             -
                                                ------         ------        -------         -------
    Earnings available for common                 $.95           $.80          $2.40          $1.82
                                                ------         ------        -------         -------
                                                ------         ------        -------         -------
  Fully Diluted:
    Earnings before extraordinary item           $1.07           $.79          $2.54          $1.81
    Extraordinary item                            (.13)             -           (.15)             -
                                                ------         ------        -------         -------
    Earnings available for common                 $.94           $.79          $2.39          $1.81
                                                ------         ------        -------         -------
                                                ------         ------        -------         -------

  Weighted average common shares outstanding:

    Primary                                      53.24          46.23          48.94          45.62
    Fully Diluted                                53.54          46.57          49.25          45.98


                                UTILICORP UNITED INC.
                           NOTES TO CONSOLIDATED CONDENSED
                           FINANCIAL STATEMENTS--CONTINUED
                                     (UNAUDITED)


7.  LONG-TERM GAS SUPPLY CONTRACTS

In 1996, the company realigned certain of its business relationships in the United Kingdom (UK). Its equity relationships in three retail gas partnerships were terminated. As part of the termination of one of its equity relationships, the company assumed an interest in two long-term gas supply contracts (for deliveries through 2005) that it assimilated into its existing portfolio of sales and supply contracts. Based on management's estimates and available market data at December 31, 1996, the company carried a $14 million reserve relating to potential future losses that may have existed within the portfolio of contracts. The net present value of the range of future losses was estimated to be between $14 and $23 million.

Due to the continued decline in natural gas prices in the UK since December 31, 1996 and the fact that the purchase price of this gas supply is tied in part to certain oil based indices which have strengthened, the company increased its reserve related to its current portfolio of contracts by $5.0 million to $19 million. As the U.K. natural gas market does not have liquid long-term pricing, it is difficult to calculate future profitability of the portfolio. However, management believes that this reserve is adequate and that any additional increases in the reserve would not be material.

8.  REGULATORY MATTERS

MISSOURI

In the first quarter of 1997, the staff of the Missouri Public Service Commission (MPSC) filed a complaint against the company seeking to reduce annual Missouri electric revenues by $23 million. In a separate filing with the MPSC, the company requested to increase electric rates by $24.6 million. The company believes the MPSC will review the company's and staff's positions on a similar timetable.. The primary differences between these two dockets center on capital structure, test year and corporate allocations.

The company's filing is designed to recover inflationary and other cost increases which include the investment of approximately $20 million in plant and facility improvements. The rate increase also reflects the request for a temporary surcharge of $.0028 per kilowatt-hour to cover cost related to transitioning to the competitive customer-choice marketplace. In addition, the filing includes a mechanism to lessen the impact of the surcharge on consumers, and establishes a $1 million fund to assist low-income customers. The company expects these regulatory matters to be resolved in 1998.

MICHIGAN

In March 1997, the Michigan Public Service Commission (MPS) issued an order on the company's pending gas rate request and granted a $1.7 million annual revenue increase. In response to the MPS order, the company filed for reconsideration of certain issues totaling $1.5 million. The MPS has not set a schedule for the reconsideration filing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                UTILICORP UNITED INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


EXCEPT WHERE NOTED, THE FOLLOWING DISCUSSION REFERS TO THE CONSOLIDATED ENTITY, UTILICORP UNITED INC., INCLUDING THE FOLLOWING BUSINESSES: UTLICORP ENERGY DELIVERY (UED), CONSISTING PRIMARILY OF TRANSMISSION AND DISTRIBUTION UTILITY OPERATIONS; AQUILA ENERGY CORPORATION (AQUILA), CONSISTING PRIMARILY OF WHOLESALE ENERGY MARKETING, GAS PROCESSING AND GATHERING, GAS TRANSMISSION AND ELECTRICITY MARKETING; UTILICORP ENERGY SOLUTIONS (UES), CONSISTING OF RETAIL GAS MARKETING, APPLIANCE REPAIR AND SERVICE CONTRACTS, AND OTHER ENERGY RELATED PRODUCTS AND SERVICES; AND GENERATION, CONSISTING OF DOMESTIC ELECTRIC GENERATION AND INDEPENDENT POWER PROJECTS. THE COMPANY ALSO HAS VARIOUS OPERATIONS THAT INCLUDE GENERATION, GAS MARKETING, ELECTRIC DISTRIBUTION AND VARIOUS EQUITY INVESTMENTS THAT ARE DISCUSSED IN THE INTERNATIONAL SECTION OF THIS REPORT. THE LIQUIDITY AND CAPITAL RESOURCES
SECTION IS PREPARED ON A CONSOLIDATED BASIS.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the company's liquidity and capital resources are sufficient and provide adequate financial flexibility. During the first quarter of 1997, the company redeemed its $2.05 Series Preference Stock at par ($25 million) and retired $69.1 million of its 10.5% Series Senior Notes with short-term debt. The company anticipates that it will permanently refinance these items with long-term debt at interest rates substantially lower than the coupon rates on its redeemed preference stock and senior notes. The company uses its accounts receivable sales programs to efficiently manage its working capital and provide immediate liquidity of certain accounts receivable. At March 31, 1997, these programs were fully utilized. In April 1997, the company increased one of its accounts receivable sales programs from $100 million to $150 million to keep pace with the company's growing wholesale energy marketing business. In addition to the accounts receivable sales program, the company can also issue up to $150 million of commercial paper which is supported by a $250 million revolving credit agreement. At March 31, 1997, there were $119 million in commercial paper borrowings.

Cash provided from operating activities decreased $6.7 million for the quarter ended March 31, 1997 compared to the same period in 1996. The primary factors causing the decrease relate to increased equity earnings and the timing of certain cash payments and receipts, offset by increased net income and the provision for asset impairments

Cash used in investing activities decreased $25.5 million for the quarter ended March 31, 1997, compared to 1996. Cash used in investing activities varies depending on the number and magnitude of investment and acquisition opportunities. The 1997 decrease in investing activities reflects the renovation of the new headquarters building that was almost complete at the end of 1996.

Cash used for financing activities decreased $9.7 million for the quarter ended March 31, 1997, compared to 1996. The decrease was mainly due to increased short-term borrowings which were used to partially fund the retirement of long-term debt and preference stock as previously noted.

FORWARD-LOOKING INFORMATION

This Form 10-Q contains forward-looking information. Such information involves risks and uncertainties and there are certain important factors that could cause actual results to differ materially from those anticipated. Some of the important factors which could cause actual results to differ materially from those anticipated include, but are not limited to, future national and regional economic and competitive conditions, inflation rates, regulatory changes, weather conditions, financial market conditions, interest rates, future business decisions, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the company.

RESULTS OF OPERATIONS

The results of operations for the 1997 and 1996 periods have been impacted by several items that do not have a continuing effect on the Company's financial position or results of operations. The table below summarizes the impact of the non-recurring items on an earnings before interest and taxes (EBIT) and earnings per share (EPS) basis.

                                                            QUARTER ENDED                     TWELVE MONTHS ENDED
                                                               MARCH 31,                            MARCH 31,
                                                    ------------------------------       ------------------------------
DOLLARS IN MILLIONS                                     1997               1996              1997               1996
                                                    ------------------------------       ------------------------------
                                                     EBIT     EPS    EBIT     EPS         EBIT     EPS    EBIT     EPS
                                                    ------------------------------       ------------------------------

AS REPORTED                                         $129.4   $.95   $95.1    $.80        $356.5   $2.40  $266.6   $1.82

NON-RECURRING ITEMS:
Merger termination fee (Note 2)                      (53.0)  (.61)     --      --         (53.0)   (.67)     --      --
Write-off of deferred merger costs, net (a)             --     --      --      --          11.0     .14      --      --
Provision for asset impairments (b) and (Note 3)      26.5    .31      --      --          26.5     .33    32.3     .43
Change in accounting method--mark-to-market (c)         --     --      --      --            --      --   (29.8)   (.40)
Oil and gas operating results (d)                       --     --      --      --            --      --    (3.3)    .07
Reserve for United Kingdom gas contracts
and other reserves (e) and (Note 7)                    6.5    .07      --      --           6.5     .08    11.0     .15
Gain on sales lease (f)                                 --     --      --      --         (20.9)   (.24)     --      --
Loss on extinguishment of debt (g)                      --    .13      --      --            --     .15      --      --
                                                    ------------------------------       ------------------------------
NORMALIZED                                           $109.4   .85   $95.1     $.80        $326.6  $2.19  $276.8   $2.07
                                                    ------------------------------       ------------------------------
                                                    ------------------------------       ------------------------------

a) In 1996, the company expensed deferred merger costs, net of a termination fee received, resulting in a net write-off of $11.0 million. See Note 2 for additional termination fees received.

b) In 1995, the company recorded a $32.3 million pretax charge related to impaired assets, net of minority interest of $2.3 million.

c) In 1995, the company changed its method of accounting for domestic natural gas trading operations to the mark-to-market method. This change resulted in a $29.8 million pretax enhancement to 1995 results.

d) In 1995, the company sold substantially all of its oil and gas production assets for $204.5 million. This normalizing adjustment represents the EBIT and net EPS loss from this business.

e) In 1995, the company recorded a $11.0 million reserve against earnings for unfavorable gas supply contracts in the United Kingdom.

f) In 1996, the company recorded a gain from a sales lease on a power project which was partially offset by certain restructuring reserves in connection with changes in power project agreements. The result of these items increased pre-tax earnings by $20.9 million.

g)  See Note 4.

Normalized earnings or income are terms used by management to describe the recurring earnings or income of the company. These terms are not meant to replace net income or other measures under generally accepted accounting principles.

ENERGY DELIVERY

The table below summarizes the operations of UtiliCorp Energy Delivery for the following periods:


                                                    Quarter Ended               Twelve Months Ended
                                                       March 31,                     March 31,
DOLLARS IN MILLIONS                               1997           1996           1997           1996
                                               --------       --------       --------       --------
Sales:
   Electric                                     $122.7         $117.0         $525.0         $500.6
   Gas                                           342.5          300.1          770.4          670.9
   Other                                           9.4           13.8           47.5           47.9
   Purchases from Generation                     (72.7)         (70.2)        (287.8)        (270.7)
                                               --------       --------       --------       --------
Total net sales                                  401.9          360.7        1,055.1          948.7
                                               --------       --------       --------       --------
Cost of sales:
   Electric                                        3.9            4.5           14.3           14.7
   Gas                                           237.9          194.4          497.3          393.5
   Other                                           5.5           11.1           26.6           32.1
                                               --------       --------       --------       --------
Total cost of sales                              247.3          210.0          538.2          440.3
                                               --------       --------       --------       --------
Gross profit                                     154.6          150.7          516.9          508.4
                                               --------       --------       --------       --------
Operating expenses:
    Other operating                               54.2           50.4          217.2          213.7
    Maintenance                                    6.3            6.0           26.4           23.2
    Taxes, other than income taxes                14.0           13.4           51.2           49.7
    Depreciation and amortization                 17.3           17.6           65.7           68.9
                                               --------       --------       --------       --------
Total operating expenses                          91.8           87.4          360.5          355.5
                                               --------       --------       --------       --------
Income from operations                            62.8           63.3          156.4          152.9
Other income                                       1.4            1.9           10.6            8.4
                                               --------       --------       --------       --------
Earnings before interest expense and
income taxes (EBIT)                              $64.2          $65.2         $167.0         $161.3
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

QUARTER-TO-QUARTER

EBIT decreased $1.0 million or 2% in the 1997 quarter compared to the 1996 quarter. Energy Delivery customer growth of 2% for both electric and gas increased EBIT by $5.8 million over the 1996 period. New gas rates in Nebraska and Kansas favorably impacted the 1997 quarter compared to the 1996 quarter by $3.3 million. These favorable impacts were offset by 8% warmer winter weather compared to 1996 (3% warmer than normal) and increased operating expenses stemming from costs incurred to realign certain resources with its primary business processes. Other sales and costs of sales decreased in the 1997 period compared to 1996 due to the disposition of the company's propane and wastewater businesses.

TWELVE MONTHS ENDED MARCH 31, 1997 TO 1996

EBIT increased 4% for the 1997 twelve month period compared to the 1996 period due primarily to the impact of several gas rate cases and growth in the number of customers offset by unfavorable winter temperatures discussed above. Significantly higher gas prices in 1997 increased both gas costs and sales (through gas cost trackers), with no net impact on EBIT. Energy Delivery's operating expenses increased 1% in 1997 compared to 1996 despite the upward pressures of inflation, primarily due to improved operating efficiencies and effective cost management.

GENERATION

The table below summarizes the operations of Generation for the following periods:



                                                     Quarter Ended              Twelve Months Ended
                                                        March 31,                    March 31,
                                               -----------------------       -----------------------
DOLLARS IN MILLIONS                               1997           1996           1997           1996
                                               --------       --------       --------       --------
Sales to Energy Delivery                         $72.7          $70.2         $287.8         $270.7
Cost of sales                                     40.1           39.2          167.4          156.8
                                               --------       --------       --------       --------
Gross profit                                      32.6           31.0          120.4          113.9
                                               --------       --------       --------       --------
Operating expenses:
    Other operating                               11.0           12.0           49.1           43.5
    Maintenance                                    3.6            3.8           14.5           13.5
    Taxes, other than income taxes                 1.8            1.6            6.7            6.8
    Depreciation and amortization                  4.2            4.8           18.2           19.8
    Provision for asset impairment                   -              -              -           15.4
                                               --------       --------       --------       --------
Total operating expenses                          20.6           22.2           88.5           99.0
                                               --------       --------       --------       --------
Income from operations                            12.0            8.8           31.9           14.9
Equity in earnings of investments and
partnerships                                       7.9            6.8           52.0           25.9
Other income (expense)                              .4             .1              -            (.1)
                                               --------       --------       --------       --------
EBIT                                              20.3           15.7           83.9           40.7
Non-recurring items:
   Provision for asset impairments                   -              -              -           15.4
   Gain on sales lease of a power project            -              -          (20.9)             -
                                               --------       --------       --------       --------
Normalized EBIT                                  $20.3          $15.7          $63.0          $56.1
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------


QUARTER-TO-QUARTER

Generation's 1997 first quarter EBIT was $20.3 million or 29% above the 1996 quarter. EBIT increased $1.1 million due to a better performance of the independent power projects and also benefited from increased spot market sales of 128,750 MWH's and reduced operating expenses. Additionally, purchased power for Energy Delivery's system load was lower in 1997 as compared to 1996 due to more favorable pricing obtained in the spot market.

TWELVE MONTHS ENDED MARCH 31, 1997 TO 1996

Generation's normalized EBIT for the 1997 twelve month period compared to the 1996 period increased 12%. The improved results stem from the expansion of off peak generation sales in the 1997 period compared to the 1996 period and better independent power project performance.

AQUILA ENERGY

The table below summarizes the operations of Aquila Energy for the following periods:


                                                     Quarter Ended            Twelve Months Ended
                                                        March 31,                    March 31,
                                               -----------------------       -----------------------
DOLLARS IN MILLIONS                               1997           1996           1997           1996
                                               --------       --------       --------       --------
Sales:
   Wholesale energy marketing                 $1,216.2         $383.8        2,883.4       $1,058.6
   Gas sales, transmission and processing        103.1           92.1          387.1          312.8
   Oil and gas production                            -              -              -           34.1
                                               --------       --------       --------       --------
Total sales                                    1,319.3          475.9        3,270.5        1,405.5
                                               --------       --------       --------       --------
Cost of sales:
   Cost of wholesale energy marketing          1,193.6          369.8        2,805.8          991.2
   Cost of gas gathering and processing           75.3           65.1          278.1          215.8
                                               --------       --------       --------       --------
Total cost of sales                            1,268.9          434.9        3,083.9        1,207.0
                                               --------       --------       --------       --------
Gross profit                                      50.4           41.0          186.6          198.5
                                               --------       --------       --------       --------
Operating expenses:
    Operating and maintenance                     20.2           17.2           84.5           72.6
    Depreciation, depletion and amortization       5.7            6.2           25.2           41.2
    Provision for asset impairments               15.5              -           15.5           13.2
                                               --------       --------       --------       --------
Total operating expenses                          41.4           23.4          125.2          127.0
                                               --------       --------       --------       --------
Income from operations                             9.0           17.6           61.4           71.5
Minority interest expense and other                2.6            3.0            9.4            4.4
                                               --------       --------       --------       --------
EBIT                                               6.4           14.6           52.0           67.1
Non-recurring items:
   Change to mark-to-market method of
     accounting                                      -              -              -          (29.8)
   Oil and gas operating income                      -              -              -           (3.3)
   Provision for asset impairments                15.5              -           15.5           10.8
                                               --------       --------       --------       --------
Normalized EBIT                                  $21.9          $14.6          $67.5          $44.8
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

QUARTER-TO-QUARTER

Aquila's 1997 normalized EBIT increased 50% over the 1996 quarter. This EBIT increase is primarily due to margins generated from Aquila's wholesale energy marketing businesses as the company capitalized upon favorable market trading conditions. Gas marketing volumes sold grew 161% over the 1996 quarter.
This volume increase results from the pursuit of an aggressive expansion strategy and a successful startup of a Canadian gas marketing operation late in 1996. Aquila continues to focus on maintaining growth in the wholesale gas marketing business. Aquila's wholesale electricity marketing business also experienced significant volume growth with the 1997 quarter volumes of
7.8 million MWHs exceeding full year 1996 volumes by 20%. The increased gas and electricity volumes marketed significantly increased sales and cost of sales in 1997 compared to 1996. The increase in operating expenses is primarily the result of the hiring of additional traders and support staff to implement Aquila's growth strategy.

In the 1997 quarter, Aquila's gas processing business had a 10% decrease in throughput volumes which was mitigated by a 36% increase in natural gas liquid (NGL) pricing compared to the 1996 quarter. The throughput volumes are expected to increase in the second quarter as two new large well connections are completed on Aquila's largest gathering system.

TWELVE MONTHS ENDED MARCH 31, 1997 TO 1996

Aquila's normalized EBIT for the 1997 twelve month period increased 51% over the 1996 twelve month period. The increased EBIT is a result of the aggressive market share growth strategy mentioned above and volatile gas prices which provided trading opportunities during the period. Gas marketing volumes rose 86% to 2.8 Bcf per day in the 1997 twelve month period.
Aquila's NGL processing businesses benefited from a 27% increase in NGL prices and a 19% increase in NGL production which increased pipeline and processing EBIT by $11.2 million.

ENERGY SOLUTIONS

The table below summarizes the operations of Energy Solutions for the following periods:

                                                    Quarter Ended              Twelve Months Ended
                                                       March 31,                     March 31,
                                               -----------------------       -----------------------
DOLLARS IN MILLIONS                               1997           1996           1997           1996
                                               --------       --------       --------       --------
Sales                                           $166.5          $80.1         $400.2         $221.9
Cost of sales                                    159.7           74.0          370.7          197.9
                                               --------       --------       --------       --------
Gross profit                                       6.8            6.1           29.5           24.0
                                               --------       --------       --------       --------
Operating expenses:
     Operating and maintenance                    10.3            8.7           46.2           30.1
     Depreciation, depletion and amortization       .3             .3            4.3             .4
                                               --------       --------       --------       --------
Total  operating expenses                         10.6            9.0           50.5           30.5
                                               --------       --------       --------       --------
EBIT                                             $(3.8)         $(2.9)        $(21.0)         $(6.5)
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

QUARTER-TO-QUARTER

Energy Solutions' EBIT decreased $.9 million for the 1997 quarter compared to the 1996 quarter. This decrease in EBIT is primarily due to lower gas marketing margins on a percentage basis which resulted from increased competition and higher operating expenses resulting from additional infrastructure building.

TWELVE MONTHS ENDED MARCH 31, 1997 TO 1996

Energy Solutions' 1997 twelve month EBIT loss was $21.0 million compared to a $6.5 million loss in 1996. Increased losses primarily reflect the impact of fixed price gas sales contracts that were partially supplied with floating supply contracts as required volumes were higher than anticipated. In addition, Energy Solutions incurred severance costs, additional backroom costs and had additional bad debts stemming from higher gas costs.

INTERNATIONAL

                                                    Quarter Ended              Twelve Months Ended
                                                       March 31,                     March 31,
                                               -----------------------       -----------------------
DOLLARS IN MILLIONS                               1997           1996           1997           1996
                                               --------       --------       --------       --------
Sales:
  Electric (Canada)                              $26.2          $26.1          $93.0          $90.2
  Gas Marketing (primarily United Kingdom)        72.9           71.4          200.7          211.8
                                               --------       --------       --------       --------
Total Sales                                       99.1           97.5          293.7          302.0
                                               --------       --------       --------       --------
Cost of Sales:
  Cost of fuel and purchased power   (Canada)      9.0            9.4           29.3           28.3
  Cost of gas marketing (United Kingdom)          78.1           66.9          198.7          193.4
                                               --------       --------       --------       --------
Total Cost of sales                               87.1           76.3          228.0          221.7
                                               --------       --------       --------       --------
Gross Profit                                      12.0           21.2           65.7           80.3
                                               --------       --------       --------       --------
Operating expenses:
  Other operating                                  5.5            5.8           26.2           31.3
  Maintenance                                      2.4            2.2            9.3            8.5
  Taxes, other than income taxes                   2.9            3.1           11.9           12.9
  Depreciation and amortization                    4.1            2.3           14.4            7.7
                                               --------       --------       --------       --------
Total Expense                                     14.9           13.4           61.8           60.4
                                               --------       --------       --------       --------
Income (loss) from operations                     (2.9)           7.8            3.9           19.9
Equity earnings in subsidiaries and
partnerships                                      13.7            5.8           68.0           15.7
Other income and (expense)                          .7            (.5)           4.6            2.8
                                               --------       --------       --------       --------
EBIT                                              11.5           13.1           76.5           38.4
Non-recurring item :
  UK gas contracts reserve                         5.0              -            5.0           11.0
                                               --------       --------       --------       --------
Normalized EBIT                                  $16.5          $13.1          $81.5          $49.4
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

QUARTER-TO-QUARTER

International normalized EBIT increased $3.4 million or 26% in 1997 compared to 1996. This increase was primarily due to a 141% increase in EBIT from the Australian operations and stronger earnings in New Zealand, which were partially offset by lower EBIT from operations in the United Kingdom. The 1997 increase in Australian EBIT reflects the avoidance of certain initial start-up costs that were incurred in 1996 when operations were in the formative stage, as well as benefits received from changes made in transforming United Energy Limited to a competitive and customer-focused operation.

The company's New Zealand investments contributed $2.3 million and $.2 million to EBIT for the three months ended March 31, 1997 and 1996, respectively. The $2.1 million EBIT increase in 1997 over 1996 is due to additional equity earnings from its investments in Power New Zealand (PNZ) and WEL Energy Group (WEL). Increased equity earnings are a result of a higher ownership position in both investments as well as improved operations at both PNZ and WEL.

The 1997 decrease in United Kingdom EBIT is a result of reduced margins stemming from a change in the price of gas and its impact on the Company's portfolio of contracts.

TWELVE MONTHS ENDED MARCH 31, 1997 TO 1996

International normalized EBIT increased $32.1 million or 65% in 1997 compared to 1996. This increase was primarily due to a $29.5 million increase in EBIT from the Australian operations. The company's Australian operations contributed

EBIT of $43.7 million and $14.2 million for the twelve months ended March 31, 1997 and 1996, respectively. The 1997 increase in EBIT refelects the timing of the Australian acquisition, which occurred in September 1995, thus only six months of operations are included in the twelve months ended March 31, 1996. Other factors are the avoidance of certain initial start-up costs that were incurred in 1996 due to operations being in the formative stage, and the benefits received from transforming United Energy Limited into a competitive and customer-focused operation.

The company's New Zealand investments contributed EBIT of $13.7 and $1.8 million for the twelve months ending March 31, 1997 and 1996, respectively. The 1997 increase in EBIT was primarily a result of three factors. A significant amount of PNZ shares were not purchased until November 1995, yielding only a partial year of earnings during the twelve months ended March 31, 1996. The company benefitted from the additional earnings in 1997 that were attached to shares purchased throughout 1996 from both investments and improved operations at the underlying electric distribution companies

The UK's normalized EBIT for the twelve months ending March 31, 1997 dropped primarily due to the changing price of natural gas and its impact on the portfolio of sales and supply contracts.

PART II
OTHER INFORMATION

ITEM 6. EXHIBITS.

    (a)     List of Exhibits


11  Statement regarding Computation of Per Share Earnings.

27  Financial Data Schedule--For the three months ended March 31, 1997.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTILICORP UNITED INC.


By: /S/ RICHARD C. GREEN, JR.
    ----------------------------------------------------
    Richard C. Green, Jr.
    Chairman of the Board and Chief Executive Officer

Date: May 14, 1997


By: /S/ TERRY G. WESTBROOK
    --------------------------------
    Terry G. Westbrook
    Senior Vice President and
    Chief Financial Officer

Date: May 14, 1997