Form 10-Q
period 1997-06-30
UTILICORP UNITED INC
filed 1997-08-14
CIK 66960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1997

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


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


Class                             Outstanding at August 11, 1997

Common Stock, $1 par value                   53,976,055

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

     Information regarding the consolidated condensed financial statements is set forth on pages 3 through 17.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations can be found on pages 18 through 26.

                           PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     See page 27 for the results of voting at the Annual Shareholders' meeting held on May 7, 1997.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

     (a)  Exhibits can be found on page 27.

     (b)  Report on 8-K  can be found on page 27.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                    UTILICORP UNITED INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME--UNAUDITED

                                                                  QUARTER ENDED JUNE 30,
                                                              ----------------------------
DOLLARS IN MILLIONS                                              1997                1996
                                                              --------              ------
Sales                                                         $1,550.1              $765.0
Cost of sales                                                  1,333.4               562.6
                                                              --------              ------
GROSS PROFIT                                                     216.7               202.4
                                                              --------              ------
Operating, administrative and maintenance expense                131.5               133.8
Depreciation, depletion and amortization                          31.2                33.5
                                                              --------              ------
INCOME FROM OPERATIONS                                            54.0                35.1
                                                              --------              ------
Other income (expense):
Equity in earnings from investments and partnerships              16.2                47.7
Other income                                                       3.3                 2.6
Minority interest and other expense                               (6.3)               (4.5)
                                                              --------              ------
Total other income                                                13.2                45.8
                                                              --------              ------
EARNINGS BEFORE INTEREST AND TAXES                                67.2                80.9
                                                              --------              ------
Interest expense:
Interest expense - long-term debt                                 27.7                30.3
Interest expense - short-term debt                                 2.3                 1.6
Minority interest in income of partnership                         2.2                 2.2
                                                              --------              ------
Total interest  expense                                           32.2                34.1
                                                              --------              ------
EARNINGS BEFORE INCOME TAXES                                      35.0                46.8
Income taxes                                                      14.7                20.5
                                                              --------              ------
NET INCOME                                                        20.3                26.3
Preference dividends                                                --                  .5
                                                              --------              ------
EARNINGS AVAILABLE FOR COMMON SHARES                             $20.3               $25.8
                                                              --------              ------
                                                              --------              ------

        See accompanying notes to consolidated condensed financial statements.



                                     UTILICORP UNITED INC.
                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME--UNAUDITED


                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                   ----------------------------
DOLLARS IN MILLIONS                                                  1997                1996
                                                                   --------            --------
Sales                                                              $3,609.7            $1,849.4
Cost of sales                                                       3,138.8             1,397.3
                                                                   --------            --------
GROSS PROFIT                                                          470.9               452.1
                                                                   --------            --------
Operating, administrative and maintenance expense                     269.0               264.6
Depreciation, depletion and amortization                               63.1                65.4
Provision for asset impairments                                        26.5                  --
                                                                   --------            --------
INCOME FROM OPERATIONS                                                112.3               122.1
                                                                   --------            --------
Other income (expense):
Equity in earnings from investments and partnerships                   37.4                60.2
Merger termination fee                                                 53.0                  --
Other income                                                            6.5                 5.1
Minority interest and other expense                                   (12.6)              (11.3)
                                                                   --------            --------
Total other income                                                     84.3                54.0
                                                                   --------            --------
EARNINGS BEFORE INTEREST AND TAXES                                    196.6               176.1
                                                                   --------            --------
Interest expense:
Interest expense - long-term debt                                      57.6                55.8
Interest expense - short-term debt                                      4.2                 4.1
Minority interest in income of partnership                              4.4                 4.4
                                                                   --------            --------
Total interest  expense                                                66.2                64.3
                                                                   --------            --------
EARNINGS BEFORE INCOME TAXES                                          130.4               111.8
Income taxes                                                           52.2                48.2
                                                                   --------            --------
EARNINGS BEFORE EXTRAORDINARY ITEM                                     78.2                63.6
Loss on extinguishment of debt (net of income tax of $4.5)              7.2                  --
                                                                   --------            --------
NET INCOME                                                             71.0                63.6
Preference dividends                                                     .3                 1.0
                                                                   --------            --------
EARNINGS AVAILABLE FOR COMMON SHARES                                  $70.7               $62.6
                                                                   --------            --------
                                                                   --------            --------

           See accompanying notes to consolidated condensed financial statements.




                                   UTILICORP UNITED INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME--UNAUDITED


                                                                        TWELVE MONTHS ENDED
                                                                             JUNE 30,
                                                                   ----------------------------
DOLLARS IN MILLIONS                                                  1997                1996
                                                                   --------            --------
Sales                                                              $6,092.6            $3,320.9
Cost of sales                                                       5,164.0             2,384.8
                                                                   --------            --------
GROSS PROFIT                                                          928.6               936.1
                                                                   --------            --------
Operating, administrative and maintenance expense                     552.0               532.3
Write-off of deferred merger costs, net                                11.0                  --
Depreciation, depletion and amortization                              125.5               138.9
Provision for asset impairments                                        26.5                34.6
                                                                   --------            --------
INCOME FROM OPERATIONS                                                213.6               230.3
                                                                   --------            --------
Other income (expense):
Equity in earnings from investments and partnerships                   88.3                84.1
Merger termination fee                                                 53.0                  --
Other income                                                           16.2                13.0
Minority interest and other expense                                   (28.5)              (19.1)
                                                                   --------            --------
Total other income                                                    129.0                78.0
                                                                   --------            --------
EARNINGS BEFORE INTEREST AND TAXES                                    342.6               308.3
                                                                   --------            --------
Interest expense:
Interest expense - long-term debt                                     119.8               112.7
Interest expense - short-term debt                                      8.8                 7.6
Minority interest in income of partnership                              8.9                 8.4
                                                                   --------            --------
Total interest  expense                                               137.5               128.7
                                                                   --------            --------
EARNINGS BEFORE INCOME TAXES                                          205.1               179.6
Income taxes                                                           84.7                75.5
                                                                   --------            --------
EARNINGS BEFORE EXTRAORDINARY ITEM                                    120.4               104.1
Loss on extinguishment of debt (net of income tax of $4.5)              7.2                  --
                                                                   --------            --------
NET INCOME                                                            113.2               104.1
Preference dividends                                                    1.4                 2.1
                                                                   --------            --------
EARNINGS AVAILABLE FOR COMMON SHARES                                 $111.8              $102.0
                                                                   --------            --------
                                                                   --------            --------

           See accompanying notes to consolidated condensed financial statements.



                                       UTILICORP UNITED INC.
                               CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                   JUNE 30,          DECEMBER 31,
DOLLARS IN MILLIONS                                                  1997                1996
                                                                   --------            --------
ASSETS                                                            (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                        $  164.0            $  137.1
  Funds on deposit                                                     34.4                56.8
  Accounts receivable, net                                            494.8               811.6
  Inventories and supplies, at average cost                            99.3               110.9
  Price risk management assets                                         57.1                55.2
  Prepayments and other                                                49.3                32.9
                                                                   --------            --------
TOTAL CURRENT ASSETS                                                  898.9             1,204.5
Property, plant and equipment, net                                  2,415.7             2,406.7
Investments in subsidiaries and partnerships                          749.9               761.0
Price risk management assets                                          159.1               154.1
Deferred charges                                                      181.3               178.6
                                                                   --------            --------
TOTAL ASSETS                                                       $4,404.9            $4,704.9
                                                                   --------            --------
                                                                   --------            --------

LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                             $  163.4             $  25.7
  Short-term debt                                                     253.0               252.0
  Accounts payable                                                    722.2               912.9
  Accrued liabilities                                                  43.5                50.0
  Price risk management liabilities                                    80.3                71.7
  Other                                                                43.1               107.3
                                                                   --------            --------
TOTAL CURRENT LIABILITIES                                           1,305.5             1,419.6
                                                                   --------            --------
LONG-TERM LIABILITIES:
  Long-term debt, net                                               1,255.6             1,470.7
  Deferred income taxes and credits                                   326.6               313.7
  Price risk management liabilities                                    66.6                64.5
  Minority interest                                                    59.7                56.9
  Other deferred credits                                              102.4                96.5
                                                                   --------            --------
TOTAL LONG-TERM LIABILITIES                                         1,810.9             2,002.3
                                                                   --------            --------
Company-obligated mandatorily redeemable preferred
   securities of partnership                                          100.0               100.0
Preference stock                                                         --                25.0
Common shareowners' equity                                          1,188.5             1,158.0
Commitments and contingencies
                                                                   --------            --------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                          $4,404.9            $4,704.9
                                                                   --------            --------
                                                                   --------            --------

             See accompanying notes to consolidated condensed financial statements


                                       UTILICORP UNITED INC.
                     CONSOLIDATED CONDENSED STATEMENTS OF PREFERENCE STOCK


                                                                   JUNE 30,          DECEMBER 31,
DOLLARS IN MILLIONS                                                  1997                1996
                                                                 -----------         ------------
                                                                 (Unaudited)
Preference Stock:
$2.05 series, 1,000,000 shares, redeemed                             $--                  $25.0
                                                                 -----------         ------------
TOTAL PREFERENCE STOCK                                               $--                  $25.0
                                                                 -----------         ------------
                                                                 -----------         ------------



           CONSOLIDATED CONDENSED STATEMENTS OF COMMON SHAREOWNERS' EQUITY

                                                                   JUNE 30,          DECEMBER 31,
DOLLARS IN MILLIONS                                                  1997                1996
                                                                 -----------         ------------
                                                                 (Unaudited)
Common Stock: authorized 100,000,000 shares, par value
   $1 per share, 53,754,923 shares outstanding (53,293,645
   at December 31, 1996 ); authorized 20,000,000 shares of
   Class A common stock, par value $1 per share, none issued        $  53.8             $  53.3

Premium on Capital Stock                                            1,001.9               991.7
Retained Earnings                                                     147.7               125.3
Treasury Stock, at cost (117,696 and 228,807 shares at
   June 30, 1997 and December 31, 1996, respectively)                  (3.2)               (6.4)
Currency Translation Adjustment                                       (11.7)               (5.9)
                                                                 -----------         ------------
TOTAL COMMON SHAREOWNERS' EQUITY                                   $1,188.5            $1,158.0
                                                                 -----------         ------------

              See accompanying notes to consolidated condensed financial statements.




                              UTILICORP UNITED INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED


                                                                       QUARTER ENDED JUNE 30,
DOLLARS IN MILLIONS                                                    1997                1996
                                                                     -------             -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $20.3               $26.3
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation, depletion and amortization                           31.2                33.5
    Net changes in price risk management assets and liabilities         2.4                 (.7)
    Deferred income taxes and credits                                   6.7                 9.8
    Equity in earnings from investments and partnerships              (16.2)              (47.7)
    Dividends from investments and partnerships                         4.0                 7.7
    Minority interests                                                  1.8                 1.5
    Changes in certain assets and liabilities:
       Accounts receivable, net                                       122.8                98.4
       Accounts receivable sold                                        50.0               (22.7)
       Inventories and supplies                                       (10.8)               (4.2)
       Prepayments and other                                           (3.9)                6.6
       Deferred charges, net                                            5.5               (22.3)
       Accounts payable                                               (30.8)               (6.7)
       Accrued liabilities                                            (59.3)              (20.0)
       Other                                                          (16.8)               (3.9)
                                                                     -------             -------
CASH PROVIDED BY OPERATING ACTIVITIES                                 106.9                55.6
                                                                     -------             -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to utility plant                                        (38.8)              (30.0)
    Investments in international businesses                            (1.1)              (27.8)
    Investments in energy related properties                           (4.0)               (5.0)
    Other                                                             (10.3)               (9.4)
                                                                     -------             -------
CASH USED FOR INVESTING ACTIVITIES                                    (54.2)              (72.2)
                                                                     -------             -------

                                     UTILICORP UNITED INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED (CONTINUED)

                                                                        QUARTER ENDED JUNE 30,
DOLLARS IN MILLIONS                                                    1997                1996
-------------------                                                    ----                ----
CASH FLOWS FROM FINANCING ACTIVITIES:
       Issuance of common stock                                        $5.0               $10.4
       Treasury stock acquired                                         (2.4)                 --
       Issuance of long-term debt                                      19.7                14.4
       Retirement of long-term debt                                   (11.4)                 --
       Short-term borrowings (repayments), net                        (49.0)               43.4
       Cash dividends paid                                            (23.5)              (20.8)
                                                                     ------              ------
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                      (61.6)               47.4
                                                                     ------              ------
Increase (Decrease) in cash and cash equivalents                       (8.9)               30.8
Cash and cash equivalents at beginning of period                      172.9               118.0
                                                                     ------              ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $164.0              $148.8
                                                                     ------              ------

See accompanying notes to consolidated condensed financial statements.

                                     UTILICORP UNITED INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED (CONTINUED)

                                                                       SIX MONTHS ENDED JUNE 30,
DOLLARS IN MILLIONS                                                    1997                1996
-------------------                                                    ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                           $71.0               $63.6
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation, depletion and amortization                           63.1                65.4
    Net changes in price risk management assets and liabilities         3.8                (1.5)
    Deferred income taxes and credits                                  12.9                 9.2
    Equity in earnings from investments and partnerships              (37.4)              (60.2)
    Dividends from investments and partnerships                        10.8                10.5
    Minority interests                                                  3.9                 4.2
    Provision for asset impairments                                    26.5                  --
    Loss on extinguishment of debt                                      7.2                  --
    Changes in certain assets and liabilities:
       Accounts receivable, net                                       277.0                46.7
       Accounts receivable sold                                        50.0                25.3
       Inventories and supplies                                        11.6                37.9
       Prepayments and other                                          (16.4)                (.2)
       Deferred charges, net                                            5.2               (23.8)
       Accounts payable                                              (190.7)              (13.1)
       Accrued liabilities, net                                        (2.0)               32.6
       Other                                                          (59.1)               (3.8)
                                                                     ------              ------
CASH PROVIDED BY OPERATING ACTIVITIES                                 237.4               192.8
                                                                     ------              ------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to utility plant                                        (58.4)              (47.9)
    Investments in international businesses                            (3.0)              (27.8)
    Investments in energy related properties                           (8.9)              (17.0)
    Other                                                              (7.6)              (28.7)
                                                                     ------              ------
CASH USED FOR INVESTING ACTIVITIES                                    (77.9)             (121.4)
                                                                     ------              ------

                                     UTILICORP UNITED INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED (CONTINUED)

                                                                       SIX MONTHS ENDED JUNE 30,
DOLLARS IN MILLIONS                                                    1997                1996
-------------------                                                    ----                ----
CASH FLOWS FROM FINANCING ACTIVITIES:
       Issuance of common stock                                       $10.7               $27.1
       Treasury stock sold                                              3.2                  --
       Issuance of long-term debt                                      20.1                25.0
       Retirement of long-term debt                                   (94.0)                 --
       Retirement of preference stock                                 (25.0)                 --
       Short-term borrowings (repayments), net                          1.0               (43.7)
       Cash dividends paid                                            (47.3)              (41.7)
       Other                                                           (1.3)                 --
                                                                     ------              ------
CASH USED FOR FINANCING ACTIVITIES                                   (132.6)              (33.3)
                                                                     ------              ------
Increase  in cash and cash equivalents                                 26.9                38.1
Cash and cash equivalents at beginning of period                      137.1               110.7
                                                                     ------              ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $164.0              $148.8
                                                                     ------              ------
See accompanying notes to consolidated condensed financial statements.

                                     UTILICORP UNITED INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED (CONTINUED)

                                                                     TWELVE MONTHS ENDED JUNE 30,
DOLLARS IN MILLIONS                                                    1997                1996
-------------------                                                    ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                        $113.2            $  104.1
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation, depletion and amortization                        125.5               138.9
       Net changes in price risk management assets and liabilities     (28.4)              (40.9)
       Deferred income taxes and credits                                38.2               (25.5)
       Equity in earnings from investments and partnerships            (88.3)              (84.1)
       Dividends from investments and partnerships                      43.0                24.0
       Minority interest                                                 7.7                 6.3
       Provision for asset impairments                                  26.5                34.6
       Loss on extinguishment of debt                                    7.2                  --
       Write-off of deferred merger costs                               11.0                  --
       Changes in certain assets and liabilities:
          Accounts receivable, net                                    (275.9)             (161.5)
          Accounts receivable sold                                      86.3                82.6
          Inventories and supplies                                     (24.7)               24.0
          Prepayments and other                                          3.9                (8.9)
          Deferred charges, net                                         28.0               (15.1)
          Accounts payable                                             301.0               134.9
          Accrued liabilities, net                                     (19.4)               39.4
          Other                                                        (47.4)               96.3
                                                                      ------              ------
CASH PROVIDED BY OPERATING ACTIVITIES                                  307.4               349.1
                                                                      ------              ------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to utility plant                                     (144.8)             (106.9)
       Purchase of utility and other businesses                       (138.1)               (5.6)
       Investments in international businesses                         (17.5)             (363.9)
       Proceeds on sale of oil and gas properties                         --               204.5
       Investments in energy related properties                        (18.3)             (101.6)
       Other                                                           (49.4)              (75.6)
                                                                      ------              ------
CASH USED FOR INVESTING ACTIVITIES                                    (368.1)             (449.1)
                                                                      ------              ------

                                     UTILICORP UNITED INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED (CONTINUED)

                                                                     TWELVE MONTHS ENDED JUNE 30,
DOLLARS IN MILLIONS                                                    1997                1996
-------------------                                                    ----                ----
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                             $182.0               $44.2
 Retirements of preference stock                                       (25.0)                 --
 Treasury stock acquired                                                (3.2)                 --
 Issuance of long-term debt                                            124.8               336.1
 Retirement of long-term debt                                         (116.2)             (149.0)
 Short-term borrowings, net                                              7.1                36.9
 Cash dividends paid                                                   (92.3)              (82.0)
 Other                                                                  (1.3)                 --
                                                                     ------             -------
CASH PROVIDED BY FINANCING ACTIVITIES                                  75.9               186.2
                                                                     ------             -------
Increase in cash and cash equivalents                                  15.2                86.2
Cash and cash equivalents at beginning of period                      148.8                62.6
                                                                     ------             -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $164.0              $148.8
                                                                     ------             -------

See accompanying notes to consolidated condensed financial statements.

                                       -13-

                              UTILICORP UNITED INC.
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in UtiliCorp's 1996 Form 10-K. It is suggested that those consolidated financial statements be read in conjunction with this report. The year-end financial statements presented were derived from audited financial statements of UtiliCorp United Inc. (the company), but do not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair representation of the financial position of the company and the results of its operations. Certain estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods shown have been made in preparing the consolidated condensed financial statements. Actual results could differ from these estimates.

Certain prior year amounts in the consolidated financial statements have been reclassified where necessary to conform to the 1997 presentation.

FINANCIAL INSTRUMENTS

TRADING OPERATIONS

The company uses a variety of financial instruments in connection with price risk management services provided by Aquila Energy Corporation, a wholly-owned subsidiary of the company. These financial instruments include forward contracts which commit the company to purchase or sell energy in the future; swap agreements which require payment to (or receipt of payments from) counterparties based on the differential between specific prices for the related commodity; futures and options contracts traded on the New York Mercentile Exchange and other contractual arrangements. The value of all the financial instruments used for price risk management activities are recorded at market value with changes in value reflected in the statement of income.

NON-TRADING ACTIVITIES FOR COMMODITY OPERATIONS

The company utilizes various exchange-traded and over-the-counter financial instrument contracts to hedge anticipated purchases and sales of natural gas and natural gas liquids. The financial instruments used are futures, options, forward contracts and price and basis swaps. Financial instruments used for non-trading activities are designated as a hedge at inception where there is a direct relationship to the price risk associated with the company's future sales and purchases of commodities used in the company's operations. Financial instruments used to hedge anticipated transactions are accounted for under the deferral method with gains and losses on these transactions recognized in sales when the hedged transaction occurs.

VARIABLE LONG-TERM DEBT SECURITIES

The company has a $100 million interest rate swap agreement whereby the company exchanges variable Australian dollar debt interest for fixed rate interest. Changes in the unrealized gains and losses on interest rate swap contracts do not result in the realization or expenditure of cash

                              UTILICORP UNITED INC.
                         NOTES TO CONSOLIDATED CONDENSED
                         FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


unless the contracts are terminated or the underlying debt is retired. As of June 30, 1997, the unrealized loss on the interest rate swap was immaterial to the company's consolidated financial statements.

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

3. PROVISION FOR ASSET IMPAIRMENTS

As part of the sale of the company's oil and gas production assets in September 1995, the company retained a net profits interest in the properties which was contingent upon the future performance and activities of the oil and gas properties sold and certain payout criteria related to the sale transaction. At the time of the sale, the net profits interest was valued at $22.5 million. Pursuant to the sales agreement, periodic drilling and reserve updates are provided each year to the company. After receiving the most recent study in March 1997, the company recorded a $15.5 million first quarter charge against earnings primarily to reflect the latest estimate of its net realizable value.

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

                              UTILICORP UNITED INC.
                         NOTES TO CONSOLIDATED CONDENSED
                         FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


6.  EARNINGS PER SHARE

Primary and fully diluted earnings per share for the three months, six months and twelve months ending June 30, 1997 and 1996 are as follows:

                                                                                                         TWELVE MONTHS
                                                     THREE MONTHS ENDED        SIX MONTHS ENDED              ENDED
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                     JUNE 30,                 JUNE 30,                JUNE 30,
-------------------------------------                  --------------          ----------------         --------------
                                                       1997      1996           1997      1996          1997      1996
                                                       ----      ----           ----      ----          ----      ----
Earnings available for common shares                   $20.3     $25.8          $70.7     $62.6         $111.8    $102.0
                                                       -----     -----          -----     -----         ------    ------
Earnings per share:
  Primary:
    Earnings before extraordinary item                  $.38      $.55          $1.45     $1.35          $2.35     $2.22
    Extraordinary item                                    --        --           (.13)       --           (.14)       --
                                                       -----     -----          -----     -----         ------    ------
    Earnings available for common                       $.38      $.55          $1.32     $1.35          $2.21     $2.22
                                                       -----     -----          -----     -----         ------    ------
                                                       -----     -----          -----     -----         ------    ------
  Fully Diluted:
    Earnings before extraordinary item                  $.38      $.55          $1.45     $1.34          $2.34     $2.21
    Extraordinary item                                    --        --           (.13)       --           (.14)       --
                                                       -----     -----          -----     -----         ------    ------
    Earnings available for common                       $.38      $.55          $1.32     $1.34          $2.20     $2.21
                                                       =====     =====          =====     =====          =====     =====
Weighted Average Shares Outstanding:
    Primary                                            53.69     46.70          53.47     46.47          50.68     46.03
    Fully Diluted                                      53.97     47.03          53.76     46.80          50.98     46.37
                                                       =====     =====          =====     =====          =====     =====


7.  LONG-TERM GAS SUPPLY CONTRACTS

In 1996, the company realigned certain business relationships in the United Kingdom (UK). Its equity relationships in three retail gas partnerships were terminated. As part of the termination of one of its equity relationships, the company assumed an interest in two long-term gas supply contracts (for deliveries through 2005) that it assimilated into its existing portfolio of sales and supply contracts. Based on management's estimates and available market data at December 31, 1996, the company carried a $14 million reserve relating to potential future losses that may have existed within the portfolio of contracts. The net present value of the range of future losses was estimated to be between $14 and $23 million.

Due to the continued decline in natural gas prices in the UK since December 31, 1996 and the fact that the purchase price of this gas supply is tied in part to certain oil based indices which have strengthened, the company increased its reserve in the first quarter related to its current

                              UTILICORP UNITED INC.
                         NOTES TO CONSOLIDATED CONDENSED
                         FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


portfolio of contracts by $5.0 million to $19 million. As the U.K. natural gas market does not have liquid long-term pricing, it is difficult to calculate future profitability of the portfolio. However, management believes that this reserve is adequate and that any additional increases in the reserve would not be material.

8.  REGULATORY MATTERS

MISSOURI

In the first quarter of 1997, the Staff of the Missouri Public Service Commission (MPSC) filed a complaint against the company seeking to reduce annual Missouri electric revenues by $23 million. In a separate filing with the MPSC, the company requested to increase electric rates by $24.6 million. The MPSC will review the company's position with the final order to be issued in March 1998. The primary differences between these two dockets center on rate of return, capital structure, transition costs, depreciation methods and corporate allocations.

The company's filing is designed to recover inflationary and other cost increases which include the investment of approximately $20 million in plant and facility improvements. The rate increase also reflects the request for a temporary surcharge of $.0028 per kilowatt-hour to cover cost related to transitioning to the competitive customer-choice marketplace. In addition, the filing includes a mechanism to lessen the impact of the surcharge on consumers, and establishes a $1 million fund to assist low-income customers. The company expects these regulatory matters to be resolved in March 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              UTILICORP UNITED INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


EXCEPT WHERE NOTED, THE FOLLOWING DISCUSSION REFERS TO THE CONSOLIDATED ENTITY, UTILICORP UNITED INC., INCLUDING THE FOLLOWING BUSINESSES: UTILICORP ENERGY DELIVERY (UED), CONSISTING PRIMARILY OF TRANSMISSION AND DISTRIBUTION UTILITY OPERATIONS; AQUILA ENERGY CORPORATION (AQUILA), CONSISTING PRIMARILY OF ENERGY MARKETING (BOTH GAS AND ELECTRIC), AND GAS PROCESSING, GATHERING AND TRANSMISSION; AND GENERATION, CONSISTING OF DOMESTIC ELECTRIC GENERATION AND INDEPENDENT POWER PROJECTS. THE COMPANY ALSO HAS VARIOUS OPERATIONS THAT INCLUDE GENERATION, GAS MARKETING, ELECTRIC DISTRIBUTION AND VARIOUS EQUITY INVESTMENTS THAT ARE DISCUSSED IN THE INTERNATIONAL SECTION OF THIS REPORT. THE LIQUIDITY AND CAPITAL RESOURCES SECTION IS PREPARED ON A CONSOLIDATED BASIS.

UTILICORP ENERGY SOLUTIONS (UES), CONSISTING OF RETAIL GAS MARKETING, APPLIANCE REPAIR AND SERVICE CONTRACTS, WAS REALIGNED DURING THE SECOND QUARTER OF 1997 INTO THE OPERATIONS OF UED AND AQUILA. THE REALIGNMENT IS EXPECTED TO BETTER LEVERAGE EXISTING SUPPORT FACILITIES, PROCESSES AND EXPERTISE.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the company's liquidity and capital resources are sufficient and provide adequate financial flexibility. The company's operations have historically generated strong positive cash flow, which, along with the company's credit lines, accounts receivable sales programs, common stock offerings and ability to issue public debt, have provided adequate liquidity to meet the company's short-term and long-term cash requirements, including requirements for acquisitions.

The company uses its accounts receivable sales programs to efficiently manage its working capital and provide immediate liquidity. In April 1997, the company increased one of its accounts receivable sales programs from $100 million to $150 million to keep pace with the company's growing energy marketing business. At June 30, 1997, these programs were fully utilized. In addition to the accounts receivable sales program, the company can issue up to $150 million of commercial paper which is supported by a $250 million revolving credit agreement. At June 30, 1997, there was $65.0 million in commercial paper borrowings outstanding.

During the first quarter of 1997, the company redeemed its $2.05 Series Preference Stock at par ($25 million) and retired $69.1 million of its 10.5% Series Senior Notes with short-term debt. The company anticipates that it will permanently refinance these items with long-term debt at interest rates substantially lower than the coupon rates on the above preference stock and senior notes.

CONSOLIDATED FINANCIAL CONDITION

Total assets have decreased by $300 million or 6% since December 31, 1996. This decrease is mainly attributable to decreased accounts receivables of $316.8 million resulting from seasonal decreases in gas utility sales in June of 1997 compared to December 1996.

Total liabilities have decreased by $305.5 million or 9% since December 31, 1996. The decrease is mainly attributable to a reduction in accounts payable of $190.7 million and a decrease in other current liabilities and long-term debt of $64.2 million and $77.4 million, respectively. The decrease in accounts payable results from seasonal variations as noted above for the decrease in accounts receivable. The decrease in other current liabilities reflects purchase gas adjustments for differences in gas prices paid by the company and gas rates actually billed to the customer. These differences, which may reflect charges greater or less than amounts actually billed to the customers, are adjusted periodically so that billing rates will reflect the actual costs of gas paid by the company. The decrease in long-term debt mainly reflects the extinguishment of debt as described in Note 4 of the financial statements.

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

RESULTS OF OPERATIONS

The results of operations for the 1997 and 1996 periods have been impacted by several items which do not have a continuing effect on the company's financial position or results of operations. The consolidated table below summarizes the impact of the non-recurring items on an earnings before interest and taxes
(EBIT) and earnings per share (EPS) basis.

                                                   QUARTER ENDED JUNE 30,                SIX  MONTHS ENDED JUNE 30,
                                                   ----------------------                --------------------------
DOLLARS IN MILLIONS                               1997                 1996               1997                1996
-------------------                          --------------       --------------     --------------      --------------
                                             EBIT       EPS       EBIT       EPS     EBIT       EPS      EBIT       EPS
                                             ----       ---       ----       ---     ----       ---      ----       ---
AS REPORTED                                  $67.2      $.38     $80.9      $.55    $196.6     $1.32    $176.1     $1.35

NON-RECURRING ITEMS:
Merger termination fee (Note 2)                  -         -         -         -     (53.0)     (.61)        -         -
Provision for asset impairments (Note 3)         -         -         -         -      26.5       .31         -         -
Reserve for long-term gas supply
  contracts and other reserves (Note 7)          -         -         -         -       6.5       .07         -         -
Gain on sales lease, net (a)                     -         -     (20.9)     (.25)        -         -     (20.9)     (.26)
Loss on extinguishment of debt (Note 4)          -         -         -         -         -       .13         -         -
                                             -----      ----     -----      ----    ------     -----    ------     ------
NORMALIZED                                   $67.2      $.38     $60.0      $.30    $176.6     $1.22    $155.2     $1.09
                                             -----      ----     -----      ----    ------     -----    ------     ------
                                             -----      ----     -----      ----    ------     -----    ------     ------

a) In 1996, the company recorded a gain from a sales lease on a power project which was partially offset by certain restructuring reserves in connection with changes in power project agreements. The result of these items increased 1996 pre-tax earnings by $20.9 million.

Normalized earnings or income are terms used by management to describe the recurring earnings or income of the company. These terms are not meant to replace net income or other measures under generally accepted accounting principles.

ENERGY DELIVERY

The table below summarizes the operations of UtiliCorp Energy Delivery for the following periods:

                                                      QUARTER ENDED               SIX MONTHS ENDED             TWELVE MONTHS ENDED
                                                        JUNE 30,                      JUNE 30,                      JUNE 30,
                                                  -------------------           -------------------           --------------------
DOLLARS IN MILLIONS                               1997           1996           1997           1996           1997           1996
-------------------                               ----           ----           ----           ----           ----           ----
Sales:
   Electric                                      $128.1         $124.2         $250.8         $241.2         $528.9         $511.0
   Gas                                            112.0          117.2          454.5          417.0          765.5          686.9
   Other                                           56.6           26.9          129.3           60.7          193.4          105.3
   Purchases from Generation                      (69.6)         (65.3)        (142.2)        (135.4)        (292.1)        (275.5)
                                                 ------         ------         ------         ------        -------        -------
Total net sales                                   227.1          203.0          692.4          583.5        1,195.7        1,027.7
                                                 ------         ------         ------         ------        -------        -------
Cost of sales:
   Electric                                         3.2            3.2            7.2            7.6           14.5           14.8
   Gas                                             59.3           67.0          297.1          260.3          490.7          411.4
   Other                                           45.9           18.7          110.7           46.4          150.1           71.8
                                                 ------         ------         ------         ------        -------        -------
Total cost of sales                               108.4           88.9          415.0          314.3          655.3          498.0
                                                 ------         ------         ------         ------        -------        -------
Gross profit                                      118.7          114.1          277.4          269.2          540.4          529.7
                                                 ------         ------         ------         ------        -------        -------
Operating expenses:
    Other operating                                57.7           53.6          114.5          107.0          236.3          220.8
    Maintenance                                     6.3            6.5           12.6           12.5           26.1           23.7
    Taxes, other than income taxes                 12.8           12.1           26.8           25.6           52.1           52.0
    Depreciation and amortization                  17.1           17.6           34.5           35.2           66.2           70.2
                                                 ------         ------         ------         ------        -------        -------
Total operating expenses                           93.9           89.8          188.4          180.3          380.7          366.7
                                                 ------         ------         ------         ------        -------        -------
Income from operations                             24.8           24.3           89.0           88.9          159.7          163.0
Other income                                        1.7            2.2            3.2            4.0           10.1            7.9
                                                 ------         ------         ------         ------        -------        -------
EBIT                                              $26.5          $26.5          $92.2          $92.9         $169.8         $170.9
                                                 ======         ======         ======         ======        =======        =======

QUARTER-TO-QUARTER

EBIT is the same in 1997 compared to the 1996 quarter, however various components within the above statement have fluctuated compared to 1996 amounts. Energy Delivery customer growth of 2% for both electric and gas increased EBIT by $2.4 million over the 1996 quarter, while new gas rates in Michigan, Nebraska and Kansas favorably impacted the 1997 quarter by $1.6 million. EBIT in 1997 was also favorably impacted by $1.2 million in purchased power savings and $1.0 million due to continued growth from certain gas marketing businesses that were formerly part of UES. These favorable items were offset by unfavorable weather of $3.7 million compared to 1996. The unfavorable weather impact on the electric operations resulted from summer weather being 37% cooler than the prior year and 31% cooler than normal weather conditions. Increased operating expenses stem from inflation and the cost associated with additional investment in infrastructure as UED becomes better prepared to compete in a more competitive environment.

YEAR-TO-DATE

EBIT is about the same in 1997 for the six months ended June 30, as it was for the same period in 1996. Customer growth of 2% increased EBIT by $8.2 million, while purchased power savings, growth in gas marketing (formerly part of UES) and gas rate case increases improved

EBIT by $1.2 million, $1.1 million and $4.9 million, respectively. These upsides have been partially offset by unfavorable weather which reduced EBIT by $9.4 million. Cooler temperatures reduced electric earnings by $6.5 million compared to 1996 due to summer weather being 37% cooler than the prior year and 31% cooler than normal weather conditions while mild winter temperatures reduced gas EBIT by $2.9 million. Increased operating expenses stem from inflation and additional investment in infrastructure.

TWELVE MONTHS ENDED JUNE 30, 1997 TO 1996

EBIT decreased $1.1 million or 1% during the 1997 twelve month period compared to the 1996 period. The change in EBIT was positively impacted by several gas rate cases, purchased power savings and growth in the number of customers, but offset by unfavorable weather as discussed above. Significantly higher gas prices in 1997 increased both gas costs and sales (through gas cost balancing accounts), with no net impact on EBIT. In addition, UED's operating expenses increased 4% in 1997 compared to 1996 due to the reasons cited above.

GENERATION

The table below summarizes the operations of Generation for the following periods:

                                                      QUARTER ENDED               SIX MONTHS ENDED             TWELVE MONTHS ENDED
                                                        JUNE 30,                      JUNE 30,                      JUNE 30,
                                                  -------------------           -------------------           --------------------
DOLLARS IN MILLIONS                               1997           1996           1997           1996           1997           1996
-------------------                               ----           ----           ----           ----           ----           ----
Sales to Energy Delivery                          $69.6          $65.3         $142.2         $135.4         $292.1         $275.5
Cost of sales                                      38.7           37.7           78.8           76.9          168.4          159.6
                                                  -----          -----         ------         ------         ------         ------
Gross profit                                       30.9           27.6           63.4           58.5          123.7          115.9
                                                  -----          -----         ------         ------         ------         ------
Operating expenses:
    Other operating                                12.3           11.9           23.3           23.8           49.5           45.7
    Maintenance                                     3.9            3.9            7.5            7.6           14.6           13.9
    Taxes, other than income taxes                  1.7            1.8            3.5            3.4            6.6            6.9
    Depreciation and amortization                   4.4            4.6            7.9            8.9           17.9           18.7
    Provision for asset impairment                    -              -              -              -              -           15.4
                                                  -----          -----         ------         ------         ------         ------
Total operating expenses                           22.3           22.2           42.2           43.7           88.6          100.6
                                                  -----          -----         ------         ------         ------         ------
Income from operations                              8.6            5.4           21.2           14.8           35.1           15.3
Equity in earnings of investments
and partnerships                                    7.6           28.2           15.0           34.4           31.4           48.3
Other income (expense)                                -             .1             .3             .2            (.1)            .2
                                                  -----          -----         ------         ------         ------         ------
EBIT                                               16.2           33.7           36.5           49.4           66.4           63.8
Non-recurring items:
    Provision for asset
      impairments  (1)                                -              -              -              -              -           15.4
    Gain on sales lease of a power
      project, net                                    -          (20.9)             -          (20.9)             -          (20.9)
                                                  -----          -----         ------         ------         ------         ------
Normalized EBIT                                   $16.2          $12.8          $36.5          $28.5          $66.4          $58.3
                                                  =====          =====         ======         ======         ======         ======

(1) In 1995, the company recorded a provision for impaired assets for $15.4 million.

QUARTER-TO-QUARTER

Generation's 1997 second quarter normalized EBIT was $16.2 million or 27% above the 1996 quarter. Both sales and gross profits improved partly due to additional off-system sales volumes. Increased volumes were due to market opportunities created by the spring outage season, warm weather in the Northeast and regional power shortages. Purchased power prices also contributed to the favorable gross margins as low cost excess hydropower became available due to high levels of rainfall in the upper Midwest.

Depreciation and amortization amounts decreased in 1997 due to the retirement of certain computer equipment at the end of 1996.

YEAR-TO-DATE

Generation's 1997 normalized EBIT for the six months ended June 30, was $36.5 million or 28% above the 1996 period. Both sales and gross profits improved due to additional off system margins and reductions in purchased power pricing. EBIT from independent power projects increased $1.5 million in 1997 compared to 1996 due to the new Jamaica project that began operations in January 1997 and stronger performance from existing projects.

Depreciation and amortization amounts decreased in 1997 due to the retirement of certain computer equipment at the end of 1996.

TWELVE MONTHS ENDED JUNE 30, 1997 TO 1996

Generation's normalized EBIT for the 1997 twelve month period compared to the 1996 period increased 14%. The improved results stem from the expansion of off peak generation sales margins in the 1997 period compared to the 1996 period and increased earnings from independent power projects.

AQUILA ENERGY

The table below summarizes the operations of Aquila Energy, which includes a portion of the newly realigned retail operations of UES for the following periods:

                                                      QUARTER ENDED               SIX MONTHS ENDED             TWELVE MONTHS ENDED
                                                        JUNE 30,                      JUNE 30,                      JUNE 30,
                                                  -------------------           ------------------            --------------------
DOLLARS IN MILLIONS                               1997           1996           1997           1996           1997           1996
-------------------                               ----           ----           ----           ----           ----           ----
Sales:
   Energy marketing                            $1,104.2         $350.3       $2,422.9         $794.3       $3,917.6       $1,369.4
   Gas sales, transmission and processing          90.7           97.1          193.7          189.1          380.6          338.5
   Oil and gas production                             -              -              -              -              -           17.8
                                               --------         ------       --------         ------       --------       --------
Total sales                                     1,194.9          447.4        2,616.6          983.4        4,298.2        1,725.7
                                               --------         ------       --------         ------       --------       --------
Cost of sales:
   Cost of energy marketing                     1,082.2          332.7        2,375.6          761.0        3,891.8        1,354.7
   Cost of gas gathering and processing            63.5           68.3          138.9          133.4          207.2          164.6
                                               --------         ------       --------         ------       --------       --------
Total cost of sales                             1,145.7          401.0        2,514.5          894.4        4,099.0        1,519.3
                                               --------         ------       --------         ------       --------       --------
Gross profit                                       49.2           46.4          102.1           89.0          199.2          206.4
                                               --------         ------       --------         ------       --------       --------
Operating expenses:
    Operating and maintenance                      25.8           21.4           50.7           41.5          107.5           81.5
    Depreciation, depletion and amortization        7.0            6.7           12.9           13.1           28.6           33.7
    Provision for asset impairments                   -              -           15.5              -           15.5           13.2
                                               --------         ------       --------         ------       --------       --------
Total operating expenses                           32.8           28.1           79.1           54.6          151.6          128.4
                                               --------         ------       --------         ------       --------       --------
Income from operations                             16.4           18.3           23.0           34.4           47.6           78.0
Minority interest expense and other                 2.8            1.9            5.2            4.8           10.4            4.7
                                               --------         ------       --------         ------       --------       --------
EBIT                                               13.6           16.4           17.8           29.6           37.2           73.3
Non-recurring items:
   Change to mark-to-market method of
     accounting  (1)                                  -              -              -              -              -          (29.8)
   Oil and gas operating income  (2)                  -              -              -              -              -           (1.1)
   Provision for asset impairments  (3)               -              -           15.5              -           15.5           13.2
                                               --------         ------       --------         ------       --------       --------
Normalized EBIT                                   $13.6          $16.4          $33.3          $29.6          $52.7          $55.6
                                               ========         ======       ========         ======       ========       ========

(1) In 1995, the company changed its method of accounting for domestic natural gas trading operations to the mark-to-market method. This change resulted in a $29.8 million increase to sales in the twelve month 1996 period.

(2) In 1995, the company sold substantially all of its oil and gas production assets at book value for $204.5 million. This normalizing adjustment represents the EBIT from this business for the three months ending September 30, 1995.

(3) In 1995, the company recorded a provision for impaired assets for $13.2 million.

QUARTER-TO-QUARTER

The 1997 normalized EBIT decreased $2.8 million versus the comparable quarter in 1996. The primary reason for this decrease is due to retail gas marketing being down $4.1 million for the quarter. Although sales have increased, retail gas marketing EBIT decreased due to increased competition and high supporting service cost. The retail gas marketing businesses are primarily the result of the realignment of UES into the operations of Aquila during the
second quarter.   The company expects the realignment to improve overall
retail earnings as those operations become assimilated into Aquila. Aquila expects to better leverage existing support facilities, processes and expertise that will improve the realigned operations. Lower EBIT from retail gas marketing was partially offset by margins generated from the wholesale energy marketing businesses as the company continued to capitalize upon favorable market trading conditions. Wholesale gas marketing volumes sold grew 243% compared to the 1996 quarter, which helped contribute $2.8 million to EBIT. The wholesale electricity marketing business has also experienced significant volume growth, but downward pressures on margin continue in the market place. Volume increases in energy marketing results from the continued pursuit of an aggressive expansion strategy and successful startup of a wholesale Canadian gas marketing operation late in 1996. The increased gas and electricity volumes marketed in 1997 have significantly increased sales and cost of sales compared to 1996. The increase in operating expenses is primarily the result of hiring additional traders and support staff to implement the growth strategy.

In the 1997 second quarter, total EBIT from its gas processing business was $11.7 million or $.5 million less than 1996 amounts. The decrease is due to a 5% decrease in natural gas liquids (NGL) production volumes and a 6% decrease in pricing compared to the 1996 quarter. Based on current drilling activity, projected throughput volume for the remainder of the year is expected to be lower than 1996 volumes. In addition, projected earnings from this segment are expected to be unfavorably impacted by the relatively low price differential between the Katy Hub (located in East Texas) and the Waha Hub (located in West Texas), which significantly reduces gas marketing opportunities resulting from the company's interest in the Oasis Pipeline Company. The company is currently developing a recovery plan to minimize the future impact from this situation with initiatives within wholesale energy marketing and other business units.

YEAR-TO-DATE

The 1997 year-to-date normalized EBIT increased $3.7 million over 1996. A significant portion of the increase is related to wholesale energy marketing as volumes increased by 200% over 1996, which improved overall EBIT by $8.5 million. This improvement was partially offset by a $5.0 million decrease in the retail gas marketing businesses. The increase in gas and electricity volumes marketed has significantly increased sales and cost of sales in 1997 compared to 1996. The increase in operating expenses is primarily the result of hiring additional traders and support staff to implement the growth strategy.

For the six months ended June 30, total system throughput from the gas processing business was down 5% in 1997 compared to the 1996 period. This drop in throughput decreased EBIT by $6.6 million, but was more than offset by a 13% increase in the price of NGL's, which increased EBIT by $7.1 million compared to the 1996 period.

TWELVE MONTHS ENDED JUNE 30, 1997 TO 1996

Normalized EBIT for the 1997 twelve month period decreased 5% over the 1996 twelve month period. This decrease was mainly due to a $11.5 million decline in the retail gas marketing business. This decrease was partially offset due to the aggressive market share growth strategy mentioned above and volatile gas prices which provided trading opportunities during the period. Gas marketing volumes rose 142% to 3.6 Bcf per day in the 1997 twelve month period. The NGL processing businesses benefited from a 26% increase in NGL prices and an 8% increase in NGL production while throughput declined by 9%. These factors increased pipeline and processing EBIT by $.6 million.

INTERNATIONAL

                                                      QUARTER ENDED               SIX MONTHS ENDED             TWELVE MONTHS ENDED
                                                        JUNE 30,                      JUNE 30,                      JUNE 30,
                                                  -------------------           -------------------           --------------------
DOLLARS IN MILLIONS                               1997           1996           1997           1996           1997           1996
-------------------                               ----           ----           ----           ----           ----           ----
Sales:
  Electric (Canada)                               $19.9          $21.0          $46.2          $47.1          $92.0          $92.3
  Gas Marketing (primarily United Kingdom)         37.0           28.0          109.8           99.4          209.7          193.0
                                                  -----          -----         ------          -----         ------         ------
Total Sales                                        56.9           49.0          156.0          146.5          301.7          285.3
                                                  -----          -----         ------          -----         ------         ------
Cost of Sales:
  Cost of fuel and purchased power (Canada)         5.6            5.0           14.6           14.4           30.0           28.0
  Cost of gas marketing (United Kingdom)           35.4           28.3          113.4           95.1          205.8          176.1
                                                  -----          -----         ------          -----         ------         ------
Total Cost of sales                                41.0           33.3          128.0          109.5          235.8          204.1
                                                  -----          -----         ------          -----         ------         ------
Gross Profit                                       15.9           15.7           28.0           37.0           65.9           81.2
                                                  -----          -----         ------          -----         ------         ------
Operating expenses:
  Other operating                                   4.3            5.6            9.9           11.4           23.4           34.2
  Maintenance                                       2.8            2.7            5.2            4.9            9.4            8.4
  Taxes, other than income taxes                    2.8            3.1            5.7            6.2           11.6           12.8
  Depreciation and amortization                     1.5            3.2            5.6            5.5           12.7            9.2
                                                  -----          -----         ------          -----         ------         ------
Total Expense                                      11.4           14.6           26.4           28.0           57.1           64.6
                                                  -----          -----         ------          -----         ------         ------
Income (loss) from operations                       4.5            1.1            1.6            9.0            8.8           16.6
Equity earnings in subsidiaries
  and partnerships                                  9.1           17.2           22.8           23.0           58.4           32.8
Other income and (expense)                           .8            1.0            1.5             .4            4.4            3.7
                                                  -----          -----         ------          -----         ------         ------
EBIT                                               14.4           19.3           25.9           32.4           71.6           53.1
Non-recurring item :
  UK gas contracts reserve  (1)                       -              -            5.0              -            5.0           11.0
                                                  -----          -----         ------          -----         ------         ------
Normalized EBIT                                   $14.4          $19.3          $30.9          $32.4          $76.6          $64.1
                                                  =====          =====         ======          =====         ======         ======


(1) In December 1995, the company recorded a $11.0 million reserve in other operating expense for unfavorable gas supply contracts in the UK.

QUARTER-TO-QUARTER

International normalized EBIT decreased $4.9 million or 25% in 1997 compared to 1996. This was primarily due to an EBIT decrease of $2.2 million and $1.9 million from the Australian and New Zealand operations, respectively. The 1997 decrease in Australian EBIT results from the timing of certain management incentive fees related to its management agreement with United Energy, Ltd. (UEL) when compared to 1996. The $1.9 million decrease in New Zealand's EBIT is mainly due to decreased equity earnings of $2.4 million for the quarter as a result of an earnings adjustment in the second quarter of 1996.

YEAR-TO-DATE

International normalized EBIT decreased $1.5 million or 5% in 1997 compared to 1996. This decrease was primarily due to a $3.7 million decrease in operations in the United Kingdom (UK) which was primarily offset by a $3.3 million increase in EBIT from the Australian operations. The $3.7 million decrease in UK EBIT mainly reflects the realization of unfavorable long-term gas supply contracts that did not become effective until late 1996. The $3.3 million increase in EBIT reflects the avoidance of certain initial start-up costs that were incurred in 1996 when operations were in the formative stage, as well as the benefits received from changes made in transforming UEL to a competitive and customer-focused operation.

TWELVE MONTHS ENDED JUNE 30, 1997 TO 1996

International normalized EBIT increased $12.5 million or 19% in 1997 compared to 1996. On a normalized basis, the increase in EBIT is mainly due to increased equity earnings in both Australia and New Zealand, which are partially offset by lower EBIT in the UK. Increased equity earnings in Australia reflect the timing of the Australian acquisition, which occurred in September 1995, thus only nine months of operations are included in the twelve months ended June 30, 1996. Other factors affecting Australian EBIT are the avoidance of certain initial start-up costs that were incurred in the twelve months ended June 30, 1996 due to operations being in the formative stage and the benefits received from transforming UEL into a competitive and customer-focused operation. Equity earnings in New Zealand increased due to a significant amount of Power New Zealand Ltd. (PNZ) shares being purchased in November 1995, thus yielding only seven months of earnings during the twelve months ended June 30, 1996. The company also benefited from the additional earnings in 1997 that were attached to shares purchased throughout 1996 from both investments as well as the additional earnings at the underlying electric distribution companies.

The UK's normalized EBIT for the twelve months ended June 30, 1997 dropped primarily due to the changing price of natural gas and its impact on the portfolio of sales and supply contracts.

NEW ENERGYONE PARTNERSHIP

The company and PECO Energy Company announced in June 1997 the establishment of EnergyOne, L.L.C., the industry's first nationwide branded energy marketing company designed to speed the benefits of competition to other utilities and consumers. EnergyOne serves as the management clearing house responsible for developing relationships with suppliers, evaluating and selecting new products and services, and establishing wholesale pricing mechanisms. Participating utilities serve as retail distributors of the products, drawing upon EnergyOne's national marketing identity and support. Both the company and PECO Energy hold a 50 percent equity interest in EnergyOne and are the initial retail distributors. EnergyOne obtains revenues from franchise, royalty and transaction fees from participating distributors and suppliers.

NEW ZEALAND JOINT VENTURE

Mercury Energy and UtiliCorp N.Z., Inc. (a 79% owned subsidiary of the company) announced a proposal in May 1997 to establish a 50-50 joint venture whereby their existing shareholdings of PNZ will be placed in a new holding company which will have effective control (64 percent) of PNZ's capital. The holding company will offer minority shareholders $6 NZ a share with the intention of acquiring 100 percent of PNZ. As a result of their controlling position, the partners will move quickly to capture the savings available from a cooperative approach to running the businesses of Mercury Energy and PNZ. The proposal is conditional on Overseas Investment Commission approval.

NEW ACCOUNTING STANDARD

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130). SFAS 130 established standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as all changes in equity during a period except those resulting from investments by owners and distributions to owners. This statement focuses on disclosure and will result in the company displaying a separate financial statement illustrating the movements and components of comprehensive income. SFAS 130 is required to be adopted in fiscal years beginning after December 15, 1997.

PART II
OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The company held its annual meeting of shareholders on May 7, 1997. At the meeting, the following matters were voted on by the shareholders:

1.  Election of Directors:

DIRECTOR                      TERM          FOR           AGAINST     WITHHELD
--------                      ----          ---           -------     --------
Richard C. Green, Jr.         3 years       47,352,158       --       1,050,100
Avis G. Tucker                3 years       47,212,066       --       1,190,192
L. Patton Kline               3 years       47,314,414       --       1,087,844


ITEM 6. EXHIBITS

     (a)  List of Exhibits

10 Transition agreement between a former executive and the company effective May 19, 1997.

11   Statement regarding Computation of Per Share Earnings.

27   Financial Data Schedule--For the six months ended June 30, 1997.

     (b)  Report on Form 8-K

     A current report on Form 8-K dated June 24, 1997, with respect to item 5 was filed with the Securities and Exchange Commission by the Registrant.

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

UTILICORP UNITED INC.


By:     /s/ Richard C. Green, Jr.
       -------------------------------------
          Richard C. Green, Jr.
          Chairman of the Board and Chief Executive Officer

Date: August 14, 1997


By:     /s/ James S. Brook
       -------------------------------------
          James S. Brook
          Vice President and Controller

Date: August 14, 1997