Form 10-Q
period 1997-09-30
UTILICORP UNITED INC
filed 1997-11-14
CIK 66960

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1997

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


    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


Class                       Outstanding at November  7, 1997
-----                       --------------------------------
Common Stock, $1 par value             53,764,490

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    Information regarding the consolidated condensed financial statements is set forth on pages 3 through 14.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis of financial condition and results of operations can be found on pages 15 through 21.

                             PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

    None.

ITEM 2.  CHANGES IN SECURITIES

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

    (a)  Exhibits can be found on page 23.

    (b)  Reports on 8-K - None.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                UTILICORP UNITED INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME--UNAUDITED

                                                  Quarter Ended September 30,
DOLLARS IN MILLIONS                                    1997           1996
--------------------------------------------------------------------------------
Sales                                              $2,256.5         $892.6
Cost of sales                                       2,019.5          687.8
--------------------------------------------------------------------------------
GROSS PROFIT                                          237.0          204.8
--------------------------------------------------------------------------------
Operating, administrative and maintenance expense     142.6          127.9
Write-off of deferred merger costs, net                  --           11.0
Depreciation, depletion and amortization               32.6           32.6
--------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                 61.8           33.3
--------------------------------------------------------------------------------
Other income (expense):
Equity in earnings from investments and partnerships   16.7           23.8
Other income                                            5.7            8.6
Minority interest and other expense                    (5.8)          (4.9)
--------------------------------------------------------------------------------
Total other income                                     16.6           27.5
--------------------------------------------------------------------------------
EARNINGS BEFORE INTEREST AND TAXES                     78.4           60.8
--------------------------------------------------------------------------------
Interest expense:
Interest expense - long-term debt                      28.1           31.8
Interest expense - short-term debt                      4.3            3.6
Minority interest in income of partnership              2.3            2.3
--------------------------------------------------------------------------------
Total interest  expense                                34.7           37.7
--------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                           43.7           23.1
Income taxes                                           18.8            9.0
--------------------------------------------------------------------------------
NET INCOME                                             24.9           14.1
Preference dividends                                     --             .5
--------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR COMMON SHARES                  $24.9          $13.6
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

                                UTILICORP UNITED INC.
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME--UNAUDITED

                                                       Nine Months Ended
                                                           September 30,
DOLLARS IN MILLIONS                                    1997           1996
--------------------------------------------------------------------------------
Sales                                              $5,866.2       $2,742.1
Cost of sales                                       5,158.3        2,084.1
--------------------------------------------------------------------------------
GROSS PROFIT                                          707.9          658.0
--------------------------------------------------------------------------------
Operating, administrative and maintenance expense     411.6          393.8
Write-off of deferred merger costs, net                  --           11.0
Depreciation, depletion and amortization               95.7           96.5
Provision for asset impairments                        26.5             --
--------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                174.1          156.7
--------------------------------------------------------------------------------
Other income (expense):
Equity in earnings from investments and partnerships   54.1           82.7
Merger termination fee                                 53.0             --
Other income                                           12.2           14.6
Minority interest and other expense                   (18.4)         (16.2)
--------------------------------------------------------------------------------
Total other income                                    100.9           81.1
--------------------------------------------------------------------------------
EARNINGS BEFORE INTEREST AND TAXES                    275.0          237.8
--------------------------------------------------------------------------------
Interest expense:
Interest expense - long-term debt                      85.7           87.8
Interest expense - short-term debt                      8.5            8.4
Minority interest in income of partnership              6.7            6.7
--------------------------------------------------------------------------------
Total interest  expense                               100.9          102.9
--------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                          174.1          134.9
Income taxes                                           71.0           57.2
--------------------------------------------------------------------------------
EARNINGS BEFORE EXTRAORDINARY ITEM                    103.1           77.7
Loss on extinguishment of debt (net of income tax
  of $4.5)                                             (7.2)         --
--------------------------------------------------------------------------------
NET INCOME                                             95.9           77.7
Preference dividends                                     .3            1.5
--------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR COMMON SHARES                  $95.6          $76.2
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

                                UTILICORP UNITED INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS

                                                  September 30,  December 31,
DOLLARS IN MILLIONS                                    1997          1996
--------------------------------------------------------------------------------
ASSETS                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                        $  109.0       $  137.1
  Funds on deposit                                     42.4           56.8
  Accounts receivable, net                            747.5          811.6
  Inventories and supplies, at average cost           141.3          110.9
  Price risk management assets                         92.4           55.2
  Prepayments and other                                53.4           32.9
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                1,186.0        1,204.5
Property, plant and equipment, net                  2,449.4        2,406.7
Investments in subsidiaries and partnerships          729.8          761.0
Price risk management assets                          156.8          154.1
Deferred charges                                      178.3          178.6
--------------------------------------------------------------------------------
TOTAL ASSETS                                       $4,700.3       $4,704.9
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt             $  158.3        $  25.7
  Short-term debt                                     251.9          252.0
  Accounts payable                                  1,004.5          912.9
  Accrued liabilities                                  47.2           50.0
  Price risk management liabilities                   106.2           71.7
  Other                                                48.5          107.3
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                           1,616.6        1,419.6
--------------------------------------------------------------------------------
LONG-TERM LIABILITIES:
  Long-term debt, net                               1,237.3        1,470.7
  Deferred income taxes and credits                   344.4          313.7
  Price risk management liabilities                    57.5           64.5
  Minority interest                                    60.1           56.9
  Other deferred credits                               96.4           96.5
--------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                         1,795.7        2,002.3
--------------------------------------------------------------------------------
Company-obligated mandatorily redeemable
    preferred securities of partnership               100.0          100.0
Preference stock                                         --           25.0
Common shareowners' equity                          1,188.0        1,158.0
Commitments and contingencies
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY          $4,700.3       $4,704.9
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements

                                UTILICORP UNITED INC.
                CONSOLIDATED CONDENSED STATEMENTS OF PREFERENCE STOCK

                                                September 30,  December 31,
DOLLARS IN MILLIONS                                 1997           1996
--------------------------------------------------------------------------------
Preference Stock:                                (Unaudited)
  $2.05 series, 1,000,000 shares, redeemed           $--          $25.0
--------------------------------------------------------------------------------
TOTAL PREFERENCE STOCK                               $--          $25.0
--------------------------------------------------------------------------------


           CONSOLIDATED CONDENSED STATEMENTS OF COMMON SHAREOWNERS' EQUITY

                                                        September 30,           December 31,
DOLLARS IN MILLIONS                                         1997                    1996
-----------------------------------------------------------------------------------------------
Common Stock: authorized 100,000,000 shares, par value  (Unaudited)
  $1 per share, 53,753,800 shares outstanding
  (53,293,645 at December 31, 1996 ); authorized
  20,000,000 shares of Class A common stock, par
  value $1 per share, none issued                          $53.8                   $53.3
Premium on Capital Stock                                 1,002.9                   991.7
Retained Earnings                                          148.9                   125.3
Treasury Stock, at cost (29,160 and 228,807 shares
  at September 30, 1997 and December 31, 1996,
  respectively)                                             (1.2)                   (6.4)
Currency Translation Adjustment                            (16.4)                   (5.9)
----------------------------------------------------------------------------------------------
TOTAL COMMON SHAREOWNERS' EQUITY                        $1,188.0                $1,158.0
----------------------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.

                                UTILICORP UNITED INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED

                                                    Quarter Ended Sept. 30,
DOLLARS IN MILLIONS                                    1997           1996
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $24.9          $14.1
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation, depletion and amortization           32.6           32.6
    Net changes in price risk management assets and
      liabilities                                     (16.2)         (16.3)
    Deferred income taxes and credits                  17.8           11.8
    Equity in earnings from investments and
      partnerships                                    (16.7)         (23.8)
    Dividends from investments and partnerships        14.2           16.6
    Minority interests                                  1.4            2.0
    Changes in certain assets and liabilities:
      Accounts receivable, net                       (243.9)          (1.0)
      Accounts receivable sold                         (5.0)          27.4
      Inventories and supplies                        (42.0)         (28.9)
      Prepayments and other                            (4.1)          21.4
      Deferred charges, net                             3.0           18.9
      Accounts payable                                282.3           (8.2)
      Accrued liabilities                               3.7            2.1
      Other                                             (.5)          (6.7)
--------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                  51.5           62.0
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                          (35.0)         (34.6)
  Purchase of domestic businesses                        --          (53.9)
  Investments in international businesses               (.6)           (.8)
  Investments in energy related properties            (14.7)          (5.0)
  Other                                               (20.8)         (13.8)
--------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                    (71.1)        (108.1)
--------------------------------------------------------------------------------

                                UTILICORP UNITED INC.
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED, CONTINUED

                                                    Quarter Ended Sept. 30,
DOLLARS IN MILLIONS                                    1997           1996
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                              2.5            4.2
  Treasury stock acquired                               (.6)         (11.0)
  Retirement of long-term debt                        (12.5)         (26.1)
  Short-term borrowings (repayments), net              (1.1)          96.0
  Cash dividends paid                                 (23.7)         (21.5)
--------------------------------------------------------------------------------
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES      (35.4)          41.6
--------------------------------------------------------------------------------
Decrease  in cash and cash equivalents                (55.0)          (4.5)
Cash and cash equivalents at beginning of period      164.0          148.8
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $109.0         $144.3
--------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

                                UTILICORP UNITED INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED

                                                   Nine Months Ended Sept. 30,
DOLLARS IN MILLIONS                                    1997           1996
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $95.9          $77.7
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation, depletion and amortization             95.7           96.5
    Net changes in price risk management assets and
      liabilities                                       (12.4)         (17.8)
    Deferred income taxes and credits                    30.7           21.0
    Equity in earnings from investments and
      partnerships                                      (54.1)         (82.7)
    Dividends from investments and partnerships          25.0           27.1
    Minority interests                                    5.3            6.2
    Provision for asset impairments                      26.5             --
    Loss on extinguishment of debt                        7.2             --
    Changes in certain assets and liabilities:
      Accounts receivable, net                           33.1           45.7
      Accounts receivable sold                           45.0           52.7
      Inventories and supplies                          (30.4)           9.0
      Prepayments and other                             (20.5)          21.2
      Deferred charges, net                               8.2           (4.9)
      Accounts payable                                   91.6          (21.3)
      Accrued liabilities, net                            1.7           34.7
      Other                                             (59.6)         (10.3)
--------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                   288.9          254.8
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                            (93.4)         (82.5)
  Purchase of domestic businesses                          --          (53.9)
  Investments in international businesses                (3.6)         (28.6)
  Investments in energy related properties              (23.6)         (22.0)
  Other                                                 (28.4)         (42.5)
--------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                   (149.0)        (229.5)
--------------------------------------------------------------------------------

                                UTILICORP UNITED INC.
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED, CONTINUED

                                                  Nine Months Ended Sept. 30,
DOLLARS IN MILLIONS                                    1997           1996
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                             13.2           31.3
  Treasury stock sold / (acquired)                      2.6          (11.0)
  Issuance of long-term debt                           20.1           25.0
  Retirement of long-term debt                       (106.5)         (26.1)
  Retirement of preference stock                      (25.0)            --
  Short-term borrowings (repayments), net              (0.1)          52.3
  Cash dividends paid                                 (71.0)         (63.2)
  Other                                                (1.3)            --
--------------------------------------------------------------------------------
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES     (168.0)           8.3
--------------------------------------------------------------------------------
(Decrease) Increase  in cash and cash equivalents     (28.1)          33.6
Cash and cash equivalents at beginning of period      137.1          110.7
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $109.0         $144.3
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

3.  PROVISION FOR ASSET IMPAIRMENTS

As part of the sale of the company's oil and gas production assets in September 1995, the company retained a net profits interest in the properties which was contingent upon the future performance and activities of the oil and gas properties sold and certain payout criteria related to the sale transaction. At the time of the sale, the net profits interest was valued at $22.5 million. Pursuant to the sales agreement, periodic drilling and reserve updates are provided each year to the company. After receiving the March 1997, study the company recorded a $15.5 million first quarter charge against earnings primarily to reflect the latest estimate of its net realizable value.

During the first quarter of 1997, the company evaluated some of its technology related investments and eliminated certain technology related positions. In light of recent organizational changes at one of the company's strategic partners and the results to date, the company expensed approximately $11.0 million consisting of certain contractual and software rights and severance costs.

4.  EXTINGUISHMENT OF DEBT

During the first quarter of 1997, the company retired, at a premium, $69.1 million of its 10.5% Series Senior Notes that were to mature in 2020. The transaction resulted in an extraordinary loss of $7.2 million, net of an income tax benefit of $4.5 million. This early retirement is expected to save $2.5 million per year in interest costs based on the October 1, 1997 issuance of Senior Notes described in Note 9.

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

                                UTILICORP UNITED INC.
                           NOTES TO CONSOLIDATED CONDENSED
                           FINANCIAL STATEMENTS--CONTINUED
                                     (UNAUDITED)


6.  EARNINGS PER SHARE

Primary and fully diluted earnings per share for the three months and nine months ending September 30, 1997 and 1996 are as follows:



                                              Three Months
                                                  Ended        Nine Months Ended
IN MILLIONS, EXCEPT PER SHARE AMOUNTS         September 30,       September 30,
--------------------------------------------------------------------------------
                                              1997     1996    1997         1996
--------------------------------------------------------------------------------
Earnings available for common shares         $24.9     $13.6   $95.6       $76.2
--------------------------------------------------------------------------------
Earnings per share:
  Primary:
    Earnings before extraordinary item        $.46      $.29   $1.91       $1.64
    Extraordinary item                          --        --    (.13)         --
--------------------------------------------------------------------------------
    Earnings available for common             $.46      $.29   $1.78       $1.64
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  Fully Diluted:
    Earnings before extraordinary item        $.46      $.29   $1.91       $1.63
    Extraordinary item                          --        --    (.13)         --
--------------------------------------------------------------------------------
    Earnings available for common             $.46      $.29   $1.78       $1.63
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Weighted Average Shares Outstanding:
    Primary                                  53.76     46.60   53.56       46.51
    Fully Diluted                            54.01     46.91   53.84       46.84
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

Due to the decline in natural gas prices in the UK since December 31, 1996, the company increased its reserve in the first quarter related to its current portfolio of contracts by $5.0 million to $19 million. As the U.K. natural gas market does not have liquid long-term pricing, it is difficult to calculate future profitability of the portfolio. However, management believes that this reserve is adequate and that any additional increases in the reserve would not be material.

                                UTILICORP UNITED INC.
                           NOTES TO CONSOLIDATED CONDENSED
                           FINANCIAL STATEMENTS--CONTINUED
                                     (UNAUDITED)



8.  REGULATORY MATTERS

MISSOURI

In the first quarter of 1997, the Staff of the Missouri Public Service Commission (MPSC) filed a complaint against the company seeking to reduce annual Missouri electric revenues by $23 million. In September 1997, the MPSC increased the size of its recommendation for rate reduction to $28.5 million. In a separate filing with the MPSC, the company requested to increase electric rates by $24.6 million. The MPSC is reviewing the company's position with the final order to be issued in March 1998. The primary differences between these two dockets center on rate of return, capital structure, transition costs, depreciation methods and corporate allocations.

The company's filing is designed to recover inflationary and other cost increases which include the investment of approximately $20 million in plant and facility improvements. The rate increase also reflects the request for a temporary surcharge of $.0028 per kilowatt-hour to cover cost related to transitioning to the competitive customer-choice marketplace. In addition, the filing includes a mechanism to lessen the impact of the surcharge on consumers, and requests the MPSC approve the establishment of a $1 million fund to assist low-income customers.

MICHIGAN

In March 1997, the Michigan Public Service Commission (MPS) issued an order on the company's pending gas rate request and granted a $1.7 million annual revenue increase. In response to the MPS order, the company filed for reconsideration of certain issues totaling $1.5 million. The MPS has not set a schedule for the reconsideration filing.

9.  ISSUANCE OF SENIOR NOTES

On October 1, 1997, the company issued $150 million of 6.875% Senior Notes that will mature in 2004. The net proceeds from the issuance were used to reduce short-term debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                UTILICORP UNITED INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


EXCEPT WHERE NOTED, THE FOLLOWING DISCUSSION REFERS TO THE CONSOLIDATED ENTITY, UTILICORP UNITED INC. THE BUSINESS SEGMENTS OF THE COMPANY INCLUDE THE FOLLOWING BUSINESS GROUPS: UTILICORP ENERGY DELIVERY (UED), CONSISTING PRIMARILY OF TRANSMISSION AND DISTRIBUTION UTILITY OPERATIONS; AQUILA ENERGY CORPORATION (AQUILA), CONSISTING PRIMARILY OF ENERGY MARKETING (BOTH GAS AND ELECTRIC), AND GAS PROCESSING, GATHERING AND TRANSMISSION; AND GENERATION, CONSISTING OF DOMESTIC ELECTRIC GENERATION AND INDEPENDENT POWER PROJECTS. THE COMPANY ALSO HAS VARIOUS OPERATIONS THAT INCLUDE GENERATION, GAS MARKETING, ELECTRIC DISTRIBUTION AND VARIOUS EQUITY INVESTMENTS THAT ARE DISCUSSED IN THE INTERNATIONAL SECTION OF THIS REPORT. THE LIQUIDITY AND CAPITAL RESOURCES
SECTION IS PREPARED ON A CONSOLIDATED BASIS.

UTILICORP ENERGY SOLUTIONS (UES), CONSISTING OF RETAIL GAS MARKETING, APPLIANCE REPAIR AND SERVICE CONTRACTS, WAS REALIGNED DURING THE SECOND QUARTER OF 1997 INTO THE OPERATIONS OF UED AND AQUILA. THE REALIGNMENT IS EXPECTED TO BETTER LEVERAGE EXISTING SUPPORT FACILITIES, PROCESSES AND EXPERTISE.

FORWARD-LOOKING INFORMATION

This Form 10-Q contains forward-looking information. Although the company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include changes in the prices of natural gas, natural gas liquids and electricity, future deregulation initiatives and their regulatory actions against the company, specifically, the ongoing Missouri earnings investigation, successful rollout of future products and services directly or through alliances, changes in the future state or federal income tax rates and laws, changes in the Canadian, Australian, New Zealand and British currencies relative to the U.S. dollar and changes in interest rates.

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

The company uses its accounts receivable sales programs to efficiently manage its working capital and provide immediate liquidity. In April 1997, the company increased one of its accounts receivable sales programs from $100 million to $150 million to keep pace with the company's growing energy marketing business. At September 30, 1997, there was $5 million available under these programs. In addition to the accounts receivable sales program, the company can issue up to $150 million of commercial paper which is supported by a $250 million revolving credit agreement. At September 30, 1997, there was $70 million in commercial paper borrowings outstanding.

During the first quarter of 1997, the company redeemed its $2.05 Series Preference Stock at par ($25 million) and retired $69.1 million of its 10.5% Series Senior Notes with short-term debt.

On October 1, 1997, the company issued $150 million of unsecured Senior Notes at a coupon rate of 6.875 percent. The seven year notes are not redeemable by the company prior to maturity. Proceeds from the issuance were used to reduce short-term debt.

CONSOLIDATED FINANCIAL CONDITION

Total assets have decreased by $4.6 million since December 31, 1996. This decrease is mainly attributable to a decrease in cash and cash equivalents of $28.1 million which can be explained in the consolidated condensed statements of cash flows for the nine months ended September 30, 1997 and a decrease in accounts receivable of $64.1 million which reflects the additional $45 million of accounts receivable sold under the accounts receivable sales program. These decreases have mainly been offset by increases in inventories and supplies and price risk management assets. These increases reflect the increased trading at Aquila. Total liabilities have decreased by $9.6 million since December 31, 1996. The decrease is mainly attributable to reductions in other current liabilities of $58.8 million and long-term debt of $100.8 million. The decrease in other current liabilities reflects purchase gas adjustments for differences in gas prices paid by the company and gas rates actually billed to the customer. These differences, which may reflect charges greater or less than amounts actually billed to the customer, are adjusted periodically so that billing rates will reflect the actual costs of gas paid by the company. The decrease in long-term debt mainly reflects the early extinguishment of debt as described in Note 4 of the financial statements. The most significant fluctuations offsetting these decreases were increases in accounts payable and price risk management liabilities. Both of these reflect the increased trading volumes at Aquila as its wholesale energy business continues to expand.

The remaining increases and decreases in the components of the company's financial position reflects normal operating activity.

RESULTS OF OPERATIONS

The results of operations for the 1997 and 1996 periods have been impacted by several items which do not have a continuing effect on the company's financial position or results of operations. The consolidated table below summarizes the impact of the non-recurring items on an earnings before interest and taxes
(EBIT) and earnings per share (EPS) basis.

                                                        Quarter Ended                       Nine  Months Ended
                                                         September 30,                         September 30,
--------------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                1997               1996             1997                1996
--------------------------------------------------------------------------------------------------------------------
                                             EBIT       EPS     EBIT      EPS     EBIT      EPS       EBIT      EPS
--------------------------------------------------------------------------------------------------------------------
AS REPORTED                                 $78.4      $.46    $60.8     $.29    $275.0    $1.78     $237.8    $1.64

NON-RECURRING ITEMS:
Merger termination fee (Note 2)                --        --       --       --     (53.0)    (.61)        --       --
Provision for asset impairments (Note 3)       --        --       --       --      26.5      .31         --       --
Reserve for long-term gas supply
  contracts and other reserves (Note 7)        --        --       --       --       6.5      .07         --       --
Write-off of deferred merger costs, net (a)    --        --     11.0      .15        --       --       11.0      .15
Gain on sales lease, net (b)                   --        --       --       --        --       --      (20.9)    (.26)
Loss on extinguishment of debt (Note 4)        --        --       --       --        --      .13         --       --
--------------------------------------------------------------------------------------------------------------------
NORMALIZED                                  $78.4      $.46    $71.8     $.44    $255.0    $1.68     $227.9    $1.53
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

a) In 1996, the company expensed deferred merger costs, net of a termination fee received, resulting in a pre-tax charge of $11 million.

b) In 1996, the company recorded a gain from a sales lease on a power project which was partially offset by certain restructuring reserves in connection with changes in power project agreements. The result of these items increased 1996 EBIT by $20.9 million.

Normalized earnings or income are terms used by management to describe the recurring earnings or income of the company. These terms are not meant to replace net income or other measures under generally accepted accounting principles.

ENERGY DELIVERY

The table below summarizes the operations of UtiliCorp Energy Delivery for the following periods:

                                              Quarter Ended   Nine Months Ended
                                              September 30,     September 30,
--------------------------------------------------------------------------------
DOLLARS IN MILLIONS                          1997      1996     1997     1996
--------------------------------------------------------------------------------
Sales:
   Electric                                $173.8    $156.8   $424.5   $398.0
   Gas                                       69.7      60.8    524.2    478.4
   Other                                     51.3      31.0    180.8     91.7
   Purchases from Generation                (91.6)    (80.6)  (233.8)  (216.0)
--------------------------------------------------------------------------------
Total net sales                             203.2     168.0    895.7    752.1
--------------------------------------------------------------------------------
Cost of sales:
   Electric                                   3.2       3.2     10.5     10.8
   Gas                                       32.4      25.9    329.5    288.9
   Other                                     43.7      21.1    154.3     64.7
--------------------------------------------------------------------------------
Total cost of sales                          79.3      50.2    494.3    364.4
--------------------------------------------------------------------------------
Gross profit                                123.9     117.8    401.4    387.7
--------------------------------------------------------------------------------
Operating expenses:
    Other operating                          56.2      54.8    171.0    161.8
    Maintenance                               7.7       6.5     20.3     19.0
    Taxes, other than income taxes           14.7      13.3     41.5     38.9
    Depreciation and amortization            17.7      17.0     52.1     52.2
--------------------------------------------------------------------------------
Total operating expenses                     96.3      91.6    284.9    271.9
--------------------------------------------------------------------------------
Income from operations                       27.6      26.2    116.5    115.8
Other income                                  2.2       4.6      5.1      8.3
--------------------------------------------------------------------------------
EBIT                                        $29.8     $30.8   $121.6   $124.1
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

QUARTER-TO-QUARTER

EBIT in 1997 compared to the 1996 quarter is down $1.0 million or 3%. The decrease in EBIT mainly results from an increase in operating expenses of $4.7 million and a decrease in other income of $2.4 million. Operating expenses increased by $2.2 million due to inflation, higher depreciation of $.7 million related to plant additions and $.9 million related to the realignment of certain operations. Other income decreased in 1997 due to certain one time asset sales that occurred in 1996. These unfavorable items were partially offset by customer growth of 2% and favorable weather conditions which increased margins by $3.2 million and $2.8 million, respectively.

YEAR-TO-DATE

EBIT in 1997 for the nine months ended September 30, was down $2.5 million compared to 1996. The lower EBIT mainly results from unfavorable weather, inflation and costs related to the realignment of certain operations which reduced EBIT by $6.6 million, $6.6 million and $3.7 million, respectively. In addition, other income decreased by $3.2 million due to certain one time asset sales that occurred in 1996. These unfavorable items were partially offset by customer growth of 2%, a renegotiated purchase power contract and gas rate increases which increased EBIT by $11.5 million, $1.4 million and $4.8 million, respectively.

GENERATION

The table below summarizes the operations of Generation for the following periods:


                                              Quarter Ended  Nine Months Ended
                                              September 30,     September 30,
--------------------------------------------------------------------------------
DOLLARS IN MILLIONS                          1997      1996     1997     1996
--------------------------------------------------------------------------------
Sales to Energy Delivery                    $91.6     $80.6   $233.8   $216.0
Cost of sales                                55.0      46.9    133.7    122.8
--------------------------------------------------------------------------------
Gross profit                                 36.6      33.7    100.1     93.2
--------------------------------------------------------------------------------
Operating expenses:
    Other operating                          12.2      12.5     35.5     37.4
    Maintenance                               4.1       2.9     11.6     10.5
    Taxes, other than income taxes            1.7       1.6      5.2      5.0
    Depreciation and amortization             4.1       4.2     12.1     13.0
--------------------------------------------------------------------------------
Total operating expenses                     22.1      21.2     64.4     65.9
--------------------------------------------------------------------------------
Income from operations                       14.5      12.5     35.7     27.3
Equity in earnings of investments and
  partnerships                                5.5       5.8     20.5     40.2
Other income (expense)                         --       (.6)      .3      (.5)
--------------------------------------------------------------------------------
EBIT                                         20.0      17.7     56.5     67.0
Non-recurring items:
    Gain on sales lease of a power
      project, net                             --        --       --    (20.9)
--------------------------------------------------------------------------------
Normalized EBIT                             $20.0     $17.7    $56.5    $46.1
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

QUARTER-TO-QUARTER

Generation's 1997 third quarter normalized EBIT was $2.3 million or 13% above the 1996 quarter. This increase was primarily due to a 11% increase in off-system sales volumes due to hot July weather, supplemented by low cost hydro power purchases. This improvement at the gross profit level was partially offset by timing of maintenance projects that were completed in the third quarter.

YEAR-TO-DATE

Generation's 1997 normalized EBIT for the nine months ended September 30, 1997, was $10.4 million or 23% above the 1996 period. Both sales and gross profits improved due to additional off-system sales margins. For the 1997 period, off system sales volumes increased 72% over 1996 due to favorable summer conditions discussed above and opportunities related to the spring and fall outage season. Unplanned outages at other utilities, price volatility and excess hydro power availability contributed to the off-system opportunity. EBIT also benefited from staff reductions that took effect at the end of 1996.

AQUILA ENERGY

The table below summarizes the operations of Aquila Energy for the following periods:

                                               Quarter Ended     Nine Months Ended
                                               September 30,       September 30,
-------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                           1997     1996       1997       1996
-------------------------------------------------------------------------------------
Sales:
   Energy marketing                         $1,812.0   $506.8   $4,234.9   $1,300.5
   Gas sales, transmission and processing       92.7     87.8      286.5      276.9
-------------------------------------------------------------------------------------
Total sales                                  1,904.7    594.6    4,521.4    1,577.4
-------------------------------------------------------------------------------------
Cost of sales:
   Cost of energy marketing                  1,773.3    493.8    4,148.9    1,253.9
   Cost of gas gathering and processing         68.8     62.1      207.7      196.5
-------------------------------------------------------------------------------------
Total cost of sales                          1,842.1    555.9    4,356.6    1,450.4
-------------------------------------------------------------------------------------
Gross profit                                    62.6     38.7      164.8      127.0
-------------------------------------------------------------------------------------
Operating expenses:
    Operating and maintenance                   30.5     20.5       81.3       62.1
    Depreciation, depletion and amortization     7.0      6.7       19.9       19.7
    Provision for asset impairments               --       --       15.5         --
-------------------------------------------------------------------------------------
Total operating expenses                        37.5     27.2      116.7       81.8
-------------------------------------------------------------------------------------
Income from operations                          25.1     11.5       48.1       45.2
Minority interest expense and other              2.3      4.1        7.6        8.9
-------------------------------------------------------------------------------------
EBIT                                            22.8      7.4       40.5       36.3
Non-recurring items:
   Provision for asset impairments                --       --       15.5         --
-------------------------------------------------------------------------------------
Normalized EBIT                                $22.8     $7.4      $56.0      $36.3
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

QUARTER-TO-QUARTER

The 1997 normalized EBIT increased $15.4 million or 208% versus the comparable quarter in 1996. This increase is due to the 1997 margins of $62.6 million ($35.2 million and $27.4 million related to Aquila Energy Marketing (AEM) and Aquila Gas Pipeline (AQP), respectively), exceeding the 1996 margins of $38.7 million ($9.2 million and $29.5 million related to AEM and AQP, respectively) by $23.9 million.

Gas marketing volumes at AEM increased 228% for the 1997 quarter compared to the 1996 quarter due to the planned expansion of this business. The additional volumes and volatile gas prices added $16.8 million of margin to the 1997 quarter compared to 1996. The power marketing business experienced a 1,202% increase in GWH sold in the 1997 quarter versus 1996. The power marketing business was in a start-up phase in 1996. For the 1997 quarter, this business turned profitable and contributed $5.3 million of additional margin to the 1997 quarter compared to 1996. The retail gas marketing businesses which were aligned into Aquila during the second quarter of 1997, improved margins by $3.0 million compared to 1996.

Sales and costs of sales for AQP were up due to a 4% increase in throughput, a 5% increase in natural gas prices and a 37% increase in marketed volumes. However, gross profits related to AQP are down $2.1 million due to a 10% decrease in natural gas liquid (NGL) production, and a 9% decrease in NGL prices. NGL margins are very sensitive to changes in prices as a $.01 change in price per gallon has a $1.9 million impact on EBIT for the year.
The lower NGL production is mainly due to leaner gas which reduces liquid extraction. NGL price movements are due to many factors including the price of gas, gas processing capability and various other economic conditions. The throughput volumes for the quarter were slightly above the prior year's level, but are expected to remain flat to slightly down compared to prior year periods. The pricing differential between the Katy Hub (located in Eastern Texas) and the Waha Hub (Located in Western Texas) affecting margins on AQP's Oasis Pipe Line investment continued to be at relatively low levels for the quarter.

The increase in operating expenses is primarily the result of hiring additional marketers, traders and support staff to implement Aquila's growth strategy.

YEAR-TO-DATE

The 1997 normalized EBIT increased $19.7 million or 54% versus the comparable quarter in 1996. This increase is due to the 1997 margins of $164.8 million ($71.5 million and $93.3 million related to AEM and AQP, respectively), exceeding the 1996 margins of $127.0 million ($34.7 million and $92.3 million related to Aquila marketing and AQP, respectively) by $37.8 million.

A significant portion of the increase in margins is related to wholesale energy marketing, as total volumes for gas and power marketing increased by 234% and 1,432% respectively, due to the expansion of the business. These increases improved overall margins by $36.8 million.

Sales and costs of sales for AQP were up due to a 9% increase in natural gas prices, a 3% increase in NGL prices and a 60% increase in marketed volumes. However, gross profits related to AQP are only slightly up due to a 5% decrease in NGL production, and a 2% decrease in throughput volumes.

The increase in operating expenses is primarily the result of hiring additional marketers, traders and support staff to implement Aquila's growth strategy.

INTERNATIONAL

                                                Quarter Ended      Nine Months Ended
                                                September 30,         September 30,
-------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                             1997     1996       1997       1996
-------------------------------------------------------------------------------------
Sales:
  Electric (Canada)                            $20.7    $21.9    $  67.4     $ 69.1
  Gas Marketing ( United Kingdom)               35.1     26.5      144.4      125.9
-------------------------------------------------------------------------------------
Total Sales                                     55.8     48.4      211.8      195.0
-------------------------------------------------------------------------------------
Cost of Sales:
  Cost of fuel and purchased power (Canada)      6.2      6.0       20.8       20.4
  Cost of gas marketing (United Kingdom)        35.4     27.6      148.9      122.8
-------------------------------------------------------------------------------------
Total Cost of sales                             41.6     33.6      169.7      143.2
-------------------------------------------------------------------------------------
Gross Profit                                    14.2     14.8       42.1       51.8
-------------------------------------------------------------------------------------
Operating expenses:
  Other operating                                5.2      5.2       15.0       18.2
  Maintenance                                    2.5      1.6        7.7        6.5
  Taxes, other than income taxes                 2.9      3.1        8.7        9.3
  Depreciation and amortization                  2.7      3.0        8.3        8.5
-------------------------------------------------------------------------------------
Total Expense                                   13.3     12.9       39.7       42.5
-------------------------------------------------------------------------------------
Income from operations                            .9      1.9        2.4        9.3
Equity earnings in subsidiaries and
  partnerships                                  11.5     18.1       34.3       42.7
Other income                                     2.2      1.5        3.7        2.0
-------------------------------------------------------------------------------------
EBIT                                            14.6     21.5       40.4       54.0
Non-recurring item :
  UK gas contracts reserve                        --       --        5.0         --
-------------------------------------------------------------------------------------
Normalized EBIT                                $14.6    $21.5      $45.4      $54.0
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

QUARTER-TO-QUARTER

International normalized EBIT decreased $6.9 million or 32% in 1997 compared to 1996. This decrease was primarily due to an EBIT decrease of $7.2 million from the Australian operations. The decrease in Australian EBIT reflects the impact from lower exchange rates, a current court ruling on the non-deductibility of certain expenses for tax purposes, the timing of certain revenues and expenses and continued market pressures on profit margins as additional customers become subject to competition in the retail market.

YEAR-TO-DATE

International's normalized EBIT decreased $8.6 million or 16% in 1997 compared to 1996. This decrease was primarily due to a $4.5 million and $3.9 million decrease in EBIT in the United Kingdom (UK) and Australian operations, respectively. The $4.5 million decrease in UK EBIT mainly reflects the realization of unfavorable long-term gas supply contracts that did not begin until the fourth quarter of 1996. The $3.9 million decrease in EBIT for the Australian operations primarily reflects lower exchange rates, a current court ruling on the non-deductibility of certain expenses for tax purposes and continued market pressures on profit margins as additional customers become subject to competition in the retail market.

NEW ZEALAND JOINT VENTURE

Mercury Energy and UtiliCorp N.Z., Inc. (a 79% owned subsidiary of the company) announced a proposal in June 1997 to establish a 50-50 joint venture whereby their existing shareholdings of Power New Zealand (PNZ) will be placed in a new holding company which will have effective control (64 percent) of PNZ's capital. The holding company will offer minority shareholders $6 NZ per share with the intention of acquiring 100 percent of PNZ. As a result of their controlling position, the partners will move quickly to capture the savings available from a cooperative approach to operating the businesses of Mercury Energy and PNZ. Upon execution, the proposal is conditional on obtaining various regulatory approvals.

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

For the quarter and year-to-date periods ended September 30, 1997, the company's investment in the EnergyOne partnership reduced the company's EBIT by $3.4 million and $6.2 million, respectively.

INTERNALLY DEVELOPED SOFTWARE

The company is in the process of developing certain software systems to upgrade its financial and customer information systems. The new systems will provide the support and information needed to achieve the operational strategies of the company. In connection with these new systems, the primary year 2000 issues will be solved. The financial systems are anticipated to be installed by mid-1998 and the customer information system by 1999.

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

PART II
OTHER INFORMATION

ITEM 6. EXHIBITS

    (a)  List of Exhibits

4   Ninth Supplement Indenture, dated as of September 1, 1997.

11  Statement regarding Computation of Per Share Earnings.

27  Financial Data Schedule--For the nine months ended September 30, 1997.

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

UTILICORP UNITED INC.


By:  /s/ Richard C. Green, Jr.
    ---------------------------
    Richard C. Green, Jr.
    Chairman of the Board and Chief Executive Officer

Date: November 14, 1997


By:  /s/ James S. Brook
    ---------------------------
    James S. Brook
    Vice President and Controller

Date: November 14, 1997