Form 10-K
period 1997-12-31
UTILICORP UNITED INC
filed 1998-03-19
CIK 66960

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

 (MARK ONE)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    /X/       EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                        OR
    / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      FOR THE TRANSITION PERIOD FROM                  TO

                        COMMISSION FILE NUMBER:  1-3562
                            ------------------------

                             UTILICORP UNITED INC.

             (Exact name of registrant as specified in its charter)

           DELAWARE                 44-541877
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
          Common Stock, par value $1.00 per share                   New York, Pacific and Toronto Stock Exchanges
           Convertible Subordinated Debentures,                                New York Stock Exchange
                 6 5/8%, due July 1, 2011
  8 7/8% Cumulative Monthly Income Preferred Securities,                       New York Stock Exchange
                Series A, due June 30, 2025

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) of the Act:  None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 3, 1998 as reported on the New York Stock Exchange, was approximately $1,835,114,353. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                        TITLE                                       OUTSTANDING (AT MARCH 3, 1998)
------------------------------------------------------  ------------------------------------------------------
Common Stock, par value $1.00 per share                                       53,756,549
--------------------------------------------------------------------------------------------------------------

Documents Incorporated by Reference                                       Where Incorporated

1997 Annual Report to Shareholders                                              Part 2

Proxy Statement for 1998 Annual Shareholders Meeting                            Part 3

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                           PAGE NO.
                                                                                                         -------------
PART 1
  Item 1               Business........................................................................            3
  Item 2               Properties......................................................................           16
  Item 3               Legal Proceedings...............................................................           20
  Item 4               Submission of Matters to a Vote of Security Holders.............................           20

PART 2
  Item 5               Market for Registrant's Common Equity and Related Stockholder Matters...........           20
  Item 6               Selected Financial Data.........................................................           21
  Item 7               Management's Discussion and Analysis of Financial Condition and Results of
                         Operation.....................................................................           21
  Item 8               Financial Statements and Supplementary Data.....................................           21
  Item 9               Changes in and Disagreements With Accountants on Accounting and Financial
                         Disclosure....................................................................           21

PART 3
  Item 10              Directors and Executive Officers of the Registrant..............................           21
  Item 11              Executive Compensation..........................................................           21
  Item 12              Security Ownership of Certain Beneficial Owners and Management..................           21
  Item 13              Certain Relationships and Related Transactions..................................           21

PART 4
  Item 14              Exhibits, Financial Statement Schedules, and Reports on Form 8-K................           22

REPORT OF INDEPENDANT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE......................................           23

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS.........................................................           24

INDEX TO EXHIBITS......................................................................................           25

SIGNATURES.............................................................................................           28

                                     PART 1

ITEM 1:  BUSINESS

ORGANIZATION AND HISTORY

    UtiliCorp United Inc. (the company) is an international energy and energy services company. The company's principal lines of business are in the following segments: UtiliCorp Energy Delivery (UED), Generation and Aquila Energy (Aquila). The company's international operations are managed as stand-alone companies or investments through locally based management. UED's businesses consist of the domestic utility distribution and transmission businesses, on-system appliance repair and servicing businesses, and gas marketing businesses. Generation's businesses are comprised of domestic electricity generation and independent power projects. Aquila's businesses are wholesale energy marketing, natural gas processing and gas gathering businesses. Its gas processing and gathering businesses, operated by 82%-owned Aquila Gas Pipeline Corporation (AGP), are in Texas and Oklahoma. The utility businesses operate in eight states and one province of Canada. Natural gas is marketed throughout the U.S. and in parts of Canada and the United Kingdom (U.K.). In addition to U.S., Canadian, and U.K. businesses, the company has various investments in Australia, New Zealand and Jamaica.

    UtiliCorp Energy Solutions (UES), consisting of retail gas marketing, appliance repair and service contracts, was realigned during the second quarter of 1997 into the operations of UED and Aquila. The realignment better leverages existing support facilities, processes and expertise.

    The company was formed in 1985 and is incorporated under the laws of the State of Delaware. Since then, the company has grown principally through utility mergers, acquisitions and investments as shown below.

                MERGERS, ACQUISITIONS AND INVESTMENTS SINCE 1984

                                                                                         CUSTOMERS
                                                                                           AS OF       COST (IN
                                                       SERVICE              OWNERSHIP    12/31/97     MILLIONS)
                                            -----------------------------  -----------  -----------  ------------
ORIGINAL UTILITY OPERATIONS(a):
Missouri Public Service...................            Electric                    100%      196,000   $   --
Missouri Public Service...................               Gas                      100        46,000       --
                                                                                        -----------  ------------
    Total Original Utility Operations.....                                                  242,000       --
                                                                                        -----------  ------------
DOMESTIC UTILITY MERGERS AND ACQUISITIONS:
Kansas Public Service.....................               Gas                      100%       28,000          4.8
Peoples Natural Gas(b)....................               Gas                      100       585,000        369.0
West Virginia Power.......................            Electric                    100        26,000         21.0
Michigan Gas Utilities....................               Gas                      100       145,000         62.0
West Virginia gas system..................               Gas                      100        24,000          3.0
WestPlains Energy(c)......................            Electric                    100       144,000        209.2
Missouri intrastate pipeline..............            Pipeline                    100            --         78.0
                                                                                        -----------  ------------
    Total Domestic Utility Mergers and
      Acquisitions........................                                                  952,000        747.0
                                                                                        -----------  ------------
INTERNATIONAL INVESTMENTS:
West Kootenay Power.......................            Electric                    100%       84,000         62.0
WEL Energy Group Ltd.(d)..................            Electric                   39.6        66,000         41.8
Power New Zealand Ltd.(d).................            Electric                   30.6       216,000        138.3
United Energy, Limited....................            Electric                   49.9       546,000        257.9
                                                                                        -----------  ------------
    Total International Investments.......                                                  912,000        500.0
                                                                                        -----------  ------------
NON-REGULATED ACQUISITIONS AND
  INVESTMENTS:
Independent Power Projects................            Electric                  22-50%      --             209.5
Oasis Pipe Line Company...................            Pipeline                     35       --             117.7
Other.....................................     Gas Marketing and other            100       --             123.0
                                                                                        -----------  ------------
    Total Non-Regulated...................                                                  --             450.2
                                                                                        -----------  ------------
TOTAL MERGERS, ACQUISITIONS AND
  INVESTMENTS SINCE 1984..................                                                2,106,000   $  1,697.2
                                                                                        -----------  ------------
                                                                                        -----------  ------------

------------------------

a) UtiliCorp was formed in 1985 from Missouri Public Service Company, which was founded in 1917.

b) Cost includes the Nebraska gas system acquired in February 1993 for $78 million and the Kansas gas system acquired in September 1994 for $23 million. Both now operate as part of Peoples Natural Gas.

c) The total value of the WestPlains Energy acquisition was $349.8 million, including the $209.2 million cash purchase price, assumption of $26.0 million in debt, and the purchase by a third party of the ownership interest in a generating facility for $114.6 million. WestPlains Energy has use of that generating capacity through a 27-year operating lease.

d)  Ownership interests are held through a 79%-owned subsidiary of the Company.

    The company had approximately 1.3 million utility customers and 4,640 employees at December 31, 1997. The company's electric utility operations are in the states of Missouri, Kansas, Colorado and West Virginia and the Canadian province of British Columbia. The company's gas utility operations are in the states of Missouri, Kansas, Colorado, Iowa, Nebraska, Minnesota, Michigan and West Virginia. Aquila markets natural gas throughout the United States and in four provinces of Canada. The company also markets, transports, and provides load balancing services for natural gas in the United Kingdom. Aquila's 82% owned subsidiary, Aquila Gas Pipeline Corporation (AGP), owns or has interests in 12 active natural gas gathering systems and four natural gas processing plants in Texas and Oklahoma. The company has its ownership interests in power projects primarily through Generation in which it has invested in 17 independent power projects located in seven states and Jamaica. In addition, the company has made equity investments in three electric distribution companies, two of them in New Zealand and one in Australia.

BUSINESS GROUP SUMMARY

    Segment information for the three years ended December 31, 1997 is incorporated by reference on pages 57 through 58 of the company's 1997 Annual Report to Shareholders.

I. ENERGY DELIVERY

ELECTRIC OPERATING STATISTICS

    The following table summarizes the sales, volumes and customers of UED's electric transmission and distribution businesses.

                                                           1997       1996       1995       1994       1993
                                                         ---------  ---------  ---------  ---------  ---------
Sales (in millions):
  Residential..........................................  $   232.1  $   227.3  $   219.5  $   211.4  $   204.0
  Commercial...........................................      154.5      147.3      142.0      140.7      138.1
  Industrial...........................................       73.6       70.4       67.9       66.4       63.2
  Other................................................       97.2       74.3       60.7       57.6       54.1
                                                         ---------  ---------  ---------  ---------  ---------
    Total..............................................      557.4      519.3      490.1      476.1      459.4
    Less purchases from Generation.....................      313.6      285.2      263.2      258.7     248.1*
                                                         ---------  ---------  ---------  ---------  ---------
    Total UED..........................................  $   243.8  $   234.1      226.9  $   217.4  $   211.3
                                                         ---------  ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------  ---------
Volumes (MWH 000's)
  Residential..........................................      2,942      2,897      2,758      2,639      2,597
  Commercial...........................................      2,409      2,308      2,236      2,190      2,128
  Industrial...........................................      1,727      1,660      1,608      1,535      1,430
  Other................................................      1,390      1,939      1,372      1,230      1,090
                                                         ---------  ---------  ---------  ---------  ---------
    Total..............................................      8,468      8,804      7,974      7,594      7,245
                                                         ---------  ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------  ---------
Customers
  Residential..........................................    313,598    308,271    302,857    297,801    292,546
  Commercial...........................................     48,012     46,651     47,378     46,470     45,709
  Industrial...........................................        290        286        288        285        266
  Other................................................      3,590      3,606      3,556      3,545      3,513
                                                         ---------  ---------  ---------  ---------  ---------
    Total..............................................    365,490    358,814    354,079    348,101    342,034
                                                         ---------  ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------  ---------

------------------------

* Estimated.

    UED obtains all of its power supply from Generation with the exception of its business in West Virginia, which purchases its power supply from an unrelated party.

GAS OPERATING STATISTICS

    The following table summarizes the sales, volumes and customers of UED's gas distribution businesses.

                                                           1997       1996       1995       1994       1993
                                                         ---------  ---------  ---------  ---------  ---------
Sales (in millions)
  Residential..........................................  $   464.4  $   429.1  $   362.2  $   356.4  $   380.2
  Commercial...........................................      205.8      192.6      153.9      156.9      177.5
  Industrial...........................................       46.8       45.8       45.8       66.7       89.8
  Other................................................       50.4       60.4       54.9       38.6       38.6
                                                         ---------  ---------  ---------  ---------  ---------
    Total..............................................  $   767.4  $   727.9  $   616.8  $   618.6  $   686.1
                                                         ---------  ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------  ---------
Volumes (MCF- 000's)
  Residential..........................................     77,594     81,698     76,461     71,208     74,421
  Commercial...........................................     39,128     40,698     37,282     35,952     40,232
  Industrial...........................................     11,059     10,944     12,901     18,439     26,868
  Transportation.......................................    158,937    166,562    178,114    135,924    115,877
  Other................................................        678      1,611      1,827      2,420      3,672
                                                         ---------  ---------  ---------  ---------  ---------
    Total..............................................    287,396    301,513    306,585    263,943    261,070
                                                         ---------  ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------  ---------
Customers
  Residential..........................................    744,238    728,867    713,586    698,156    661,930
  Commercial...........................................     78,925     77,742     76,430     76,015     73,365
  Industrial...........................................      2,491      3,725      3,790      3,878      3,874
  Other................................................      2,491      2,573      2,815      1,581      1,185
                                                         ---------  ---------  ---------  ---------  ---------
    Total..............................................    828,145    812,907    796,621    779,630    740,354
                                                         ---------  ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------  ---------

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

    The following is a summary of the recent rate case activity of the company:

                                        TYPE OF       DATE        DATE        AMOUNT        AMOUNT
RATE CASE DESIGNATION                   SERVICE     REQUESTED    GRANTED     REQUESTED      GRANTED
------------------------------------  -----------  -----------  ---------  -------------  -----------
                                                                                 (IN MILLIONS)
Michigan
U-10960                                      Gas     10/31/95     3/28/97    $     5.2     $     1.7

Kansas
193,787U                                     Gas     12/31/95     12/1/96          5.1           3.5

Nebraska
Rate Area 2                                  Gas      5/31/96     10/1/96          5.5           3.4

Nebraska
Rate Areas 1&3                               Gas       8/1/95      2/1/96          5.2           2.8

    In the first quarter of 1997, the Staff of the Missouri Public Service Commission (the Staff) filed a complaint against the company seeking to reduce annual Missouri electric revenues by $23 million. In September 1997, the Staff increased its recommendation for a rate reduction to $28.5 million. In a separate filing with the Staff, the company requested to increase electric rates by $24.6 million. The Staff is reviewing the company's position with the final order to be issued in March 1998. The primary differences between these two dockets center on rate of return, capital structure, transition costs, depreciation methods and corporate allocations.

    The company's filing is designed to recover inflationary and other cost increases which include the investment of approximately $20 million in plant and facility improvements. The rate increase also reflects the request for a temporary surcharge of $.0028 per kilowatt-hour to cover costs related to transitioning to the competitive customer-choice marketplace. In addition, the filing includes a mechanism to lessen the impact of the surcharge on consumers, and requests the Staff approve the establishment of a $1 million fund to assist low-income customers.

    The Commission is expected to issue a final order by March 7, 1998, with new rates effective March 17, 1998. Although this matter is still pending, the public scenarios under consideration by the Commission range from a $12 million to a $23 million rate reduction.

ENVIRONMENTAL

    The company is subject to various environmental laws, including regulations governing air, water quality and the storage and disposal of hazardous or toxic wastes. The company assesses, on an ongoing basis, measures to ensure the compliance with laws and regulations related to hazardous materials and hazardous waste compliance and remediation activities. Compliance with existing regulations, and those which may be promulgated in the future, can result in considerable capital expenditures and operation and maintenance expense. A discussion of the environmental matters of the company follows.

MANUFACTURED GAS PLANTS

    The company owns or previously operated 29 former manufactured gas plants
(MGPs) which may, or may not, require some form of environmental remediation. The company has contacted appropriate federal and state agencies and is in the process of determining what, if any, specific cleanup activities may be needed at these sites.

    As of December 31, 1997, the company estimates its cleanup costs on its identified MGP sites will be approximately $6.2 million. These amounts could change materially based upon further investigations, the actions of environmental agencies and the financial viability of other responsible parties. Additionally, the ultimate liability may be significantly affected if the company is held responsible for parties not financially able to contribute to these costs. Based on prior experience, available facts and existing law, the company has recorded a liability of $6.2 million representing its estimate of the amount of environmental costs currently expected to be incurred.

    The company has received favorable rate orders for recovery of its environmental cleanup costs in certain jurisdictions. In other jurisdictions, a favorable regulatory precedent exists for the recovery of these costs. The company is also pursuing recovery from insurance carriers and other potentially responsible parties.

OTHER

    In December 1996, the U.S. Environmental Protection Agency (EPA) promulgated its final rule for nitrous oxide (NOx) emissions pursuant to the requirements of the Clean Air Act Amendments of 1990. The new NOx regulations will impact one of the company's power plants by necessitating the installation of additional emissions control equipment by January 1, 2000. The company estimates that it will spend approximately $2.0 million to comply with these rules.

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

             JURISDICTION                             PEAK
---------------------------------------  ------------------------------
Gas utility operations                   November through March
Electric utility operations--
  Missouri, Kansas and Colorado          July and August
  West Virginia                          November through March

II. AQUILA ENERGY

WHOLESALE ENERGY MARKETING

    Aquila's wholesale energy marketing business is conducted through various operating units, collectively referred to as Energy Marketing. Energy Marketing is a gas and power marketing company with a marketing, supply and transportation network consisting of relations with gas producers, local distribution companies, and end-users throughout the United States and Canada. Energy Marketing adds value for customers by leveraging its national position in financial deal structuring in gas and power marketing. It provides services such as complex fuel supply arrangements, energy management services and project development consulting. For the five years in the period ended December 31, 1997, Energy Marketing had gas marketing volumes of 5.5, 2.1, 1.4, 1.0, and 1.4 billion cubic feet a day (BCF/d), respectively.

    In 1995, Energy Marketing began selling electricity to wholesale customers, much as it markets natural gas. Aquila expects that the electricity marketing industry will expand rapidly as electricity futures trading is developed and the infrastructure of this industry segment is established. Aquila's wholesale power sales have grown from 129,000 megawatt hours in 1995 to 65.3 million megawatt hours in 1997, ranking it among the nation's largest volume power marketers.

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

    The availability and use of these types of contracts allows the company to manage and hedge its contractual commitments, reduce its exposure relative to the volatility of cash market prices, take advantage of carefully selected arbitrage opportunities via open positions, protect its investment in natural gas storage inventories and to provide price risk management services to its customers. The company is also able to secure additional sources of energy or create additional markets for existing supply through the use of exchange for physical transactions allowed by NYMEX. The company's domestic and Canadian natural gas and electricity trading activities are referred to herein as price risk management activities and are reflected in the accompanying financial statements using the mark-to-market method of accounting.

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

GAS GATHERING AND PROCESSING

    Aquila through AGP gathers and processes natural gas and natural gas liquids. AGP owns and operates a 3,434-mile intrastate gas transmission and gathering network and four processing plants that extract and sell natural gas liquids.

    Key operating statistics for AGP are presented in the table below.

                                                                         1997       1996       1995       1994       1993
                                                                       ---------  ---------  ---------  ---------  ---------
Natural gas throughput (million cubic feet per day)..................        483        493        506        371        325
Natural gas liquids produced (thousand barrels per day)..............         37         41         32         31         31
Pipeline miles owned.................................................      3,434      3,416      3,311      2,718      2,531

    Through two transactions in July and November 1996, Aquila Energy and its 82 percent-owned AGP acquired a combined 40% of the outstanding capital stock of Oasis Pipe Line Company (Oasis) and related transportation rights for approximately $132 million. The 600-mile Oasis pipeline system spans the state of Texas and links Aquila's gathering systems to the Waha, Texas hub and the Katy, Texas hub. As part of the purchase, another owner had the option to buy one-fifth of Oasis, including 5% now owned by Aquila, on or before April 1, 1997. In 1997, the option was exercised and Aquila sold the 5% at book value.

III. GENERATION

ELECTRIC UTILITY GENERATION

    Generation manages the company's domestic regulated electric generation and supply businesses in Colorado, Kansas and Missouri. Collectively, the generating plants located in these three states had the capacity to generate 1,679 megawatts (MW) of electricity during the year ended December 31, 1997. The following table shows the overall fuel mix, and the generation capability for the past five years.

SOURCE                                               1997       1996       1995       1994       1993
-------------------------------------------------  ---------  ---------  ---------  ---------  ---------
                                                                           (MW)
Coal.............................................        889        885        875        868        864
Gas and oil......................................        790        784        705        705        700
                                                   ---------  ---------  ---------  ---------  ---------
  Total generation capability....................      1,679      1,669      1,580      1,573      1,564
                                                   ---------  ---------  ---------  ---------  ---------
                                                   ---------  ---------  ---------  ---------  ---------

    A listing of Generation's generating plants is provided in the "Properties" section of this Form 10-K. Generation also sells electricity to the wholesale market. For the year ended December 31, 1997, Generation sold 1,546 megawatt hours to non-affiliated parties.

INDEPENDENT POWER PROJECTS

    UtilCo Group Inc. (UtilCo) participates in the ownership and operation of facilities in the independent and wholesale power generation market. Consistent with the company's overall strategy to minimize risk through diversification, UtilCo has invested in generation facilities which are geographically diverse and use a variety of fuels and proven technologies. Additionally, each project is a producer of competitively priced wholesale power in its geographic region and has a long-term market for its output. To date, UtilCo has made investments in 17 projects located in seven states and Jamaica, with a total net ownership of approximately 341 MW of generating capacity. A description and listing of the power projects appears on page 15 of this Form 10-K.

IV. INTERNATIONAL

    The company's international operations are managed separately from the four business groups previously discussed. The international businesses have local management and report separately to the company. The contribution to earnings from international businesses was 14%, 25%, and 12% for the years ended December 31, 1997, 1996 and 1995, respectively. As of December 31, 1997, the company had $907.9 million invested internationally. The following discussion briefly describes the operations of these businesses.

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

    Summarized UE financial information as of and for the year ended December 31, 1997 is as follows:

                                                                                      (IN
                                                                                   MILLIONS)
                                                                                  ------------
Sales...........................................................................   $    498.0
                                                                                  ------------
                                                                                  ------------
Net income......................................................................   $     20.0
                                                                                  ------------
                                                                                  ------------
Total assets....................................................................   $    114.5
                                                                                  ------------
                                                                                  ------------
Liabilities.....................................................................   $     15.4
Equity..........................................................................         99.1
                                                                                  ------------
Total liabilities and equity....................................................   $    114.5
                                                                                  ------------
                                                                                  ------------

NEW ZEALAND

    The New Zealand operations mainly consist of UtiliCorp N.Z., Inc. (UNZ), a 79%-owned subsidiary, which purchased a 29.4% ownership interest in Power New Zealand Limited (PNZ), primarily in November 1995. As additional shares were purchased throughout 1996 and 1997, the ownership interest in PNZ increased to 30.6%. In addition, UNZ has a 39.6% ownership position in WEL Energy Group Limited (WEL). Both PNZ and WEL are New Zealand electric distribution utilities serving 216,000 and 66,000 customers, respectively.

    Summarized PNZ and WEL financial information as of and for the years ended September 30, 1997 and June 30, 1997, respectively, are as follows:

                                                                              PNZ        WEL
                                                                           ---------  ---------
                                                                              (IN MILLIONS)
Sales....................................................................  $   282.7  $    68.2
                                                                           ---------  ---------
                                                                           ---------  ---------
Net income...............................................................  $    32.4  $    10.9
                                                                           ---------  ---------
                                                                           ---------  ---------
Total assets.............................................................  $   523.6  $   114.5
                                                                           ---------  ---------
                                                                           ---------  ---------
Liabilities..............................................................  $   103.5  $    15.4
Equity...................................................................      420.1       99.5
                                                                           ---------  ---------
Total liabilities and equity.............................................  $   523.6  $   114.5
                                                                           ---------  ---------
                                                                           ---------  ---------

UNITED KINGDOM

    The company has several business ventures in the United Kingdom (U.K.) that market natural gas and transportation services to wholesale, industrial, and residential customers. United Gas Limited (UGL) is the company's primary U.K. subsidiary. UGL markets gas directly and indirectly to approximately 96,000 customers and had sales volumes of 68 BCF for the year ended December 31, 1997, an increase of 12 BCF from 1996.

    The contestability of the residential gas markets began in April 1996 and have continued through 1997. Residential gas markets will be fully contestable by the summer of 1998. In connection with the opening of this market, new suppliers have entered the market. These include companies with a strong residential brand such as electricity companies, water companies, and grocery chains who are adding natural gas to their exiting products and offering multiple products to the residential marketplace.

    Since a large number of new suppliers are from outside the natural gas industry, UGL has developed natural gas transportation and load balancing services that are targeted at these new suppliers. These products allow UGL to leverage its existing expertise and information technology systems to generate revenue while managing operational risks for new suppliers.

    In 1997 and 1996, the company realigned certain of its business relationships in the United Kingdom (UK). The equity relationships with Western Gas Limited, Caledonian Gas Limited, Egas Limited and Midlands Gas Limited (Midlands) were terminated. As part of the termination of the equity relationship in Midlands, the company assumed an interest in two unfavorable long-term gas supply contracts (for deliveries through 2005) that is assimilated into its existing portfolio of sales and supply contracts.

    At December 31, 1997, the company's portfolio of fixed price contracts was in a net long position, as it included supply commitments of 66 BCF through 2005 and sales commitments of 50 BCF through 1999. Depending on the long term price of natural gas, estimated losses on the above portfolio range between $19 million and $26 million due to the two long term supply contracts referred to above. Since the U.K. natural gas market does not have liquid long-term pricing, it is difficult to estimate the future profitability of the portfolio. Based on management's estimates and available market data at December 31, 1997, the company is carrying a $19 million pretax reserve relating to future losses that may exist within the portfolio of contracts. Management believes that this reserve is adequate and that any additional losses would not be material.

    On April 15, 1996, the company acquired the 25% interest in UtiliCorp U.K., Inc., it did not already own for approximately $12 million. This transaction was accounted for as a purchase.

CANADA

    In Canada, the company owns West Kootenay Power Ltd. (WKP), a hydro-electric utility in British Columbia. WKP has four hydro-electric generation facilities with a capacity of 205 megawatts and 962 miles of transmission lines that serve 84,225 customers in south central British Columbia. WKP generates about half of its power requirements and purchases the remaining requirements through power contracts.

    The following table summarizes the sales, volumes and customers of WKP.

                                                                  1997       1996       1995       1994       1993
                                                                ---------  ---------  ---------  ---------  ---------
Sales (in millions):
  Residential.................................................  $    36.2  $    37.0  $    32.9  $    34.4  $    32.8
  Commercial..................................................       18.8       19.7       19.1       16.6       18.1
  Industrial..................................................        8.5        9.4        9.4        8.7       12.8
  Other.......................................................       26.3       26.8       26.2       21.2       23.8
                                                                ---------  ---------  ---------  ---------  ---------
    Total.....................................................  $    89.8  $    92.9  $    87.6  $    80.9  $    87.5
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------

Volumes (MWH 000s)
  Residential.................................................        943        990        920        873        939
  Commercial..................................................        474        467        440        421        400
  Industrial..................................................        266        313        319        362        491
  Other.......................................................        874        909        892        869        849
                                                                ---------  ---------  ---------  ---------  ---------
    Total.....................................................      2,557      2,679      2,571      2,525      2,679
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------

Customers
  Residential.................................................     74,934     73,413     71,844     70,142     67,883
  Commercial..................................................      8,195      8,041      7,888      7,974      7,766
  Industrial..................................................         36         37         36         36         36
  Other.......................................................      1,060      1,045      1,019        161        165
                                                                ---------  ---------  ---------  ---------  ---------
    Total.....................................................     84,225     82,536     80,787     78,313     75,850
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------

    WKP is regulated by the British Columbia Utilities Commission. WKP is in the third year of a three year incentive based rate setting mechanism. This mechanism is the first of its kind for electric utilities in Canada and was the result of a negotiated settlement with customers and regulators. The mechanism calls for equal sharing of savings between the customer and WKP in situations where WKP performs over and above negotiated performance expectations.

COMPETITION

ELECTRIC

    The electric industry has increasingly become more competitive as federal and state regulators move to a more unregulated environment. At the federal level, the passage of the Energy Policy Act of 1992 (Energy Act) allowed the Federal Energy Regulatory Commission (FERC) to order electric utilities to grant access to transmission systems by third-party power producers. The Energy Act specifically prohibits federally mandated wheeling of power for retail customers. In April 1996, the FERC issued its Order No. 888, and subsequently Order Nos. 888-A and 888-B, which opened wholesale power sales to competition and required public utilities owning, controlling, or operating transmission lines to file non-discriminatory open access tariffs that offer others the same transmission service they provide themselves. The company has open access tariffs in each of its electric jurisdictions.

    On the federal legislative front, several bills in congress have been proposed on electric restructuring matters, but no bill currently has wide support or is ready for passage. Without federal restructuring guidelines, electric restructuring is taking place on a state-by-state basis without consistency between states.

    In each of the company's domestic electric jurisdictions, various restructuring proposals are being proposed in the state legislature. The pace of electric restructuring is unpredictable and subject to change.

GAS

    The competitive forces affecting the company's electric operations are also affecting the company's gas operations. As competing electric utilities reduce costs, it becomes more difficult to obtain new customers through fuel switching opportunities and in certain cases the increased competition may result in loss of customers. The Federal Energy Regulatory Commission (FERC) Order 636 shifted gas supply responsibilities from traditional pipeline company sources to distribution utilities, and allows customers to bypass the company's system by connecting directly to a transportation pipeline. In addition, the mix of gas sales has changed between industrial transportation and large commercial customers. The company has addressed increased competition and industry changes in several ways. First, its natural gas is priced competitively in its respective service territories compared to alternate energy sources. Second, in 1993 the company established a central gas procurement function designed to take advantage of opportunities created by FERC Order 636. Besides offering low cost natural gas, the company offers a wide range of energy solutions to meet its customers' needs.

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

ENERGY MARKETING

    The company has adopted a plan to provide both natural gas and electric power commodity services to its wholesale customers from an integrated wholesale marketing staff. This allows the company to fully meet the needs of customers that continue to have an ever-increasing portfolio of energy options from which to choose. A number of recent mergers and consolidations of entities in the energy marketing industry have increased the focus on controlling market share on a volumetric basis. The company expects the energy marketing industry to consolidate into a few megamarketing companies. Electric power marketing will be affected by the regulatory environment of the industry. It is currently unclear as to when the various regulatory agencies will open access to all power customers, including retail users. These regulatory decisions may have a significant impact on the future economics of the power marketing sector.

EXECUTIVE OFFICERS OF THE REGISTRANT

    EXECUTIVE OFFICER                                      PROFESSIONAL EXPERIENCE
--------------------------  --------------------------------------------------------------------------------------
Richard C. Green, Jr.       TITLES: Chairman of the Board and Chief Executive Officer
                            AGE: 43
                            5-YEAR HISTORY: Chairman of the Board of Directors since February 1989 and Chief
                              Executive Officer since May 1985. Mr. Green previously was also President from May
                              1985 to February 1996. Mr. Green is a director of BHA Group, Inc., and CAT, Ltd.

Robert K. Green             TITLES: President and Chief Operating Officer of the company, and Chairman of the
                              Board of United Energy Limited
                            AGE: 36
                            5-YEAR HISTORY: President since February 1996. Executive Vice President from January
                              1993 to February 1996. Prior to January 1993, Mr. Green was President of the
                              Missouri Public Service division between 1993 and 1991. Between 1991 and 1989 Mr.
                              Green held various division officer positions with Missouri Public Service. Mr.
                              Green is also a director of UMB Bank, n.a.

Charles K. Dempster         TITLE: Chairman of the Board and President of UtiliCorp U.K., Inc.
                            AGE: 55
                            5-YEAR HISTORY: In present position since November 1995. Before current position Mr.
                              Dempster was Vice President, Energy Resources from September 1994. From December
                              1995 to January 1993, Mr. Dempster was President of Aquila Energy Corporation, a
                              subsidiary of the company. Prior to being employed by the company, Mr. Dempster was
                              President of Reliance Pipeline Company since 1987.

James G. Miller             TITLE: Senior Vice President, Energy Delivery
                            AGE: 49
                            5-YEAR HISTORY: In present position since September 1994. Prior positions included various division President posts from 1983.

    EXECUTIVE OFFICER                                      PROFESSIONAL EXPERIENCE
--------------------------  --------------------------------------------------------------------------------------
Harvey J. Padewer           TITLE: Senior Vice President, Energy Group and President of Aquila Energy Corporation.
                            AGE: 50
                            5-YEAR HISTORY: Present position since January 1996. From May 1995, Mr. Padewer was
                              Vice President, Power Services. Prior to being employed by the company Mr. Padewer was employed by Asea Brown Boveri Power Generation, Inc., at various officer level positions for over five years.

James S. Brook              TITLE: Vice President, Controller and Chief Accounting Officer
                            AGE: 48
                            5-YEAR HISTORY: Present position since November 1993. Prior to current position, Mr.
                              Brook held various Vice President positions at Missouri Public Service and West
                              Kootenay Power since 1980.

Dale J. Wolf                TITLE: Vice President, Finance and Corporate Secretary
                            AGE: 58
                            5-YEAR HISTORY: Held present position for 8 years. Prior position was Vice President,
                              Finance and Treasurer for four years.

    All officers are elected annually by the Board of Directors for a term of one year. Robert K. Green is the brother of Richard C. Green, Jr., and Avis G. Tucker, Director, is the aunt of Richard C. Green, Jr. and Robert K. Green.

ITEM 2:  PROPERTIES

    The company owns electric production, transmission and distribution systems and gas transmission and distribution systems throughout its service territories. The company also owns gas gathering, processing and pipeline systems. Substantially all utility plant assets in Michigan are mortgaged pursuant to an Indenture of Mortgage and Deed of Trust dated July 1, 1951, as supplemented. Substantially all of the company's Canadian utility plant is mortgaged under terms of a separate indenture.

UTILITY FACILITIES

    The company's electric generation facilities, as of December 31, 1997, are as follows:

                                                                             UNIT CAPABILITY                 NET
                                                                              (KW NET, PER                GENERATION
           UNIT                      LOCATION             YEAR INSTALLED          HOUR)         FUEL      (MW HOURS)
--------------------------  --------------------------  -------------------  ---------------  ---------  ------------
MISSOURI:
Sibley #1 - #3              Sibley                       1960, 1962, 1969           496,000     Coal       2,850,803
Ralph Green #3              Pleasant Hill                      1981                  72,000      Gas          21,588
Nevada                      Nevada                             1974                  20,000      Oil             145
Greenwood #1 - #4           Greenwood                       1975 - 1979             247,000    Gas/Oil       103,935
KCI #1 and #2               Kansas City                        1970                  33,000      Gas           2,071
---------------------------------------------------------------------------------------------------------------------
KANSAS:
Judson Large #4             Dodge City                         1969                 143,000    Gas/Oil       377,552
Arthur Mullergren #3        Great Bend                         1963                  90,000    Gas/Oil       150,608
Cimarron River #1 - #2      Liberal                         1963, 1967               72,000      Gas          53,953
Clifton #1 - #2             Clifton                            1974                  73,000    Gas/Oil        30,303
Jeffrey #1 - #3             St. Mary's                   1978, 1980, 1983           352,000     Coal       2,283,552
---------------------------------------------------------------------------------------------------------------------
COLORADO:
W.N. Clark #1 - #2          Canon City                      1955, 1959               41,000     Coal         240,849
Pueblo #6                   Pueblo                             1949                  20,000    Gas/Oil        10,427
Diesel #'s 1,2,3,4,5        Pueblo                             1964                  10,000      Oil             242
Diesel #'s 1,2,3,4,5        Rocky Ford                         1964                  10,000      Oil           1,259
---------------------------------------------------------------------------------------------------------------------
CANADA:
No. 1                       Lower Bonnington, BC               1925                  42,000     Hydro        320,017
No. 2                       Upper Bonnington, BC               1907                  60,000     Hydro        424,963
No. 3                       South Slocan, BC                   1928                  53,000     Hydro        417,976
No. 4                       Corra Linn, BC                     1932                  50,000     Hydro        338,001
---------------------------------------------------------------------------------------------------------------------
TOTAL                                                                             1,884,000                7,628,244
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

    At December 31, 1997, the company had transmission and distribution lines as follows:

                                                                                  LENGTH (POLE
DESCRIPTION                                                                          MILES)
--------------------------------------------------------------------------------  ------------
Transmission lines..............................................................        5,250
Overhead distribution lines.....................................................       15,383
Underground distribution lines..................................................        2,671
                                                                                  ------------
    Total.......................................................................       23,304
                                                                                  ------------
                                                                                  ------------

    At December 31, 1997, the company's gas utility operations had 3,148 miles of gas gathering and transmission pipelines and 22,879 miles of distribution mains and service lines located throughout its service territories.

GAS PROCESSING AND GATHERING ASSETS

    AGP owned and/or operated 12 active natural gas pipeline systems with an aggregate length of approximately 3,434 miles. These pipelines do not form an interconnected system. Set forth below is information with respect to AGP's pipeline systems as of December 31, 1997:

                                                                                 GAS THROUGHPUT      AVG. DAILY GAS
                                                                    MILES OF        CAPACITY           THROUGHPUT
                                                                    PIPELINE         (A)(B)             (A)(B)(C)
GATHERING SYSTEMS                                   LOCATION           (A)          (MMCF/D)            (MMCF/D)
----------------------------------------------  -----------------  -----------  -----------------  -------------------
Southeast Texas...............................  SE Texas                2,285             710                 416
Mentone.......................................  W. Texas                   13              60              --
Gomez.........................................  W. Texas                   11              40              --
Menard County.................................  C. Texas                  120              30                   4
Maverick County...............................  W. Texas                  121              20                   2
Rhoda Walker..................................  W. Texas                   21              20                   8
Panola County.................................  E. Texas                   23               8                   1
Elk City......................................  SW Oklahoma               155             115                  84
Mooreland.....................................  NW Oklahoma               327              40                  12
Brooks-Hidalgo--23%...........................  S. Texas                   97              75                   3
Dorado--40%...................................  S. Texas                   57              40                  11
Benedum/Wilshire--20%(d)......................  W. Texas                  204             125                   3
Warwink(e)....................................  W. Texas               --              --                      25
                                                                        -----           -----                 ---
                                                                        3,434           1,283                 569
Fuel and Shrinkage............................                         --              --                     (86)
                                                                        -----           -----                 ---
    Total.....................................                          3,434           1,283                 483
                                                                        -----           -----                 ---
                                                                        -----           -----                 ---

------------------------

(a) All mileage, capacity and volume information is approximate. Capacity figures are management's estimates based on existing facilities without regard to the present availability of natural gas.

(b) Gross gas throughput capacity is included at 100% while average gas throughput is presented at the Company's present joint venture ownership interest.

(c) Excludes off-system marketing sales with average daily volumes of 687 MMcf/d sold from other companies' facilities

(d) In 1997, the Company's ownership percentage increased from 5% to 20%.

(e) On December 1, 1997, the Warwink Joint Venture was sold. Average gas throughput has been included for the period for which the Company had ownership in Warwink.

    At December 31, 1997, the Company owned 35% of the capital stock of Oasis and the right to transport 280 MMcf/d of natural gas on Oasis' pipeline, plus the opportunity to utilize excess capacity on an interruptible basis. The Oasis pipeline is a 600-mile, 36-inch diameter natural gas pipeline which connects the Waha, Texas hub to the Katy, Texas hub. The Oasis pipeline has one (1) Bcf/d of throughput capacity. The volumes transported on the Oasis pipeline are reflected in the off-system marketing activities of the Company. The Company utilizes the equity method of accounting for its investment in the capital stock of Oasis.

    At December 31, 1997, AGP owned and/or operated an interest in four natural gas processing plants. Set forth below is information with respect to AGP's processing plants as of December 31, 1997:

                                                              GAS THROUGHPUT       GAS THROUGHPUT       NGLS PRODUCTION
                                                                CAPACITY(A)            (A)(B)               (A)(B)
PROCESSING PLANTS                                                (MMCF/D)             (MMCF/D)           (MBBLS/D)(D)
----------------------------------------------------------  -------------------  -------------------  -------------------
La Grange, Texas..........................................             230                  175                 23.4
Somerville, Texas.........................................              28                   15                   .6
Benedum, Texas 5%.........................................             125                   13                   .8
Elk City, Oklahoma........................................             115                   83                  4.1
                                                                       ---                  ---                ---
Total owned plants........................................             498                  286                 28.9
Katy, Texas(c)............................................          --                      200                  8.1
                                                                       ---                  ---                ---
    Total.................................................             498                  486                 37.0
                                                                       ---                  ---                ---
                                                                       ---                  ---                ---

------------------------

(a) All capacity and volume information is approximate. Capacity figures are management's estimates based on existing facilities without regard to the present availability of natural gas.

(b) Volumes from joint venture have been included at the present AGP ownership interest.

(c) This plant is owned and operated by a third party from which AGP receives a portion of the NGLs produced from gas AGP delivers to the plant. The plant is included in this section for informational purposes to show the gas throughput and NGLs production that AGP received utilizing the access to this plant.

(d) Thousands of barrels per day (MBbls/d).

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

INDEPENDENT POWER PROJECTS

    Information regarding the company's generating projects is set forth below.

                                    TYPE OF         PERCENT     CAPACITY
     PROJECT & LOCATION           INVESTMENT         OWNED       (MW)(A)            FUEL            DATE IN SERVICE
-----------------------------  -----------------  -----------  -----------  --------------------  -------------------
Mega Renewables G.P., 4        General                 49.75%        12.2   Hydro                 Spring 1987(b)
  projects in California       partnership
---------------------------------------------------------------------------------------------------------------------
Topsham Hydro Partners, Maine  Leveraged lease            50         13.9   Hydro                 October 1987
---------------------------------------------------------------------------------------------------------------------
Stockton CoGen Company,        General                    50         60.0   Coal                  March 1988(c)
  California                   partnership
---------------------------------------------------------------------------------------------------------------------
Westwood Energy Properties,    Limited                    38        29.25   Waste coal            July 1988
  Pennsylvania                 partnership
---------------------------------------------------------------------------------------------------------------------
BAF Energy L.P., California    Limited                  23.1        120.0   Natural Gas           May 1989
                               partnership
---------------------------------------------------------------------------------------------------------------------
Rumford Cogeneration Company   Limited                  24.3         85.0   Coal and waste wood   May 1990
  L.P., Maine                  partnership
---------------------------------------------------------------------------------------------------------------------
Koma Kulshan Associates,       Limited                 49.75         13.7   Hydro                 October 1990
  Washington                   partnership
---------------------------------------------------------------------------------------------------------------------
Badger Creek Limited,          Limited                 49.75         50.0   Natural gas           April 1991
  California                   partnership
---------------------------------------------------------------------------------------------------------------------
McKittrick Limited,            Limited                 49.75         50.0   Natural gas           October 1991
  California                   partnership
---------------------------------------------------------------------------------------------------------------------
Live Oak Limited, California   Limited                    50         50.0   Natural gas           April 1992
                               partnership
---------------------------------------------------------------------------------------------------------------------
Lockport Energy Associates,    Limited                 22.56        180.0   Natural gas           December 1992
  L.P., New York               partnership
---------------------------------------------------------------------------------------------------------------------
Orlando Cogen Limited, L.P.,   Limited                    50        125.7   Natural gas           September 1993
  Florida                      partnership
---------------------------------------------------------------------------------------------------------------------
Naheola Cogeneration LP,       Limited                    50         81.2   Black liquor solids,  March 1993(d)
  Alabama                      partnership                                  coal, gas, wood
---------------------------------------------------------------------------------------------------------------------
Jamaica Private Power          Limited liability        21.5         60.0   Diesel                January 1997
  Company, Jamaica             company
---------------------------------------------------------------------------------------------------------------------

(a) Nominal gross capacity.

(b) Interest acquired by the company in June 1989.

(c) Interest acquired by the company in December 1988.

(d) Interest acquired by the company in May 1995.

ITEM 3:  LEGAL PROCEEDINGS

    William Alpern vs. UtiliCorp United Inc. On June 17, 1992, a class action suit was filed by a stockholder against the company in the United States District Court for the Western District of Missouri. Plaintiff alleges that the company violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 of the Securities and Exchange Commission, both by making misrepresentations and omitting to state material facts in connection with public disclosures. Plaintiff also alleges a claim under Section 11 of the Securities Act of 1933, as amended. Plaintiff seeks unspecified compensatory damages. The District Court dismissed the case by granting summary judgment to UtiliCorp. Plaintiff appealed that decision to the United States Court of Appeals for the Eighth Circuit. On May 17, 1996, the Court of Appeals reversed the decision of the District Court, reinstated plaintiff's claims and remanded the case back to the District Court. In December 1997, the Company made a $2 million payment to the plaintiffs to resolve the case. The settlement was approved and the case dismissed by the District Court in January 1998.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders in the fourth quarter of 1997.

                                     PART 2

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The company's common stock (par $1) is listed on the New York, Pacific and Toronto stock exchanges under the symbol UCU. At December 31, 1997, the company had 41,849 common shareholders of record. Information relating to market prices of common stock and cash dividends on common stock is set forth in the table below.

                                  MARKET PRICE

                                                            HIGH        LOW       CASH DIVIDENDS
                                                          ---------  ---------  -------------------
1997 QUARTERS
  First.................................................  $   28.25  $   25.50       $     .44
  Second................................................      29.38      25.75             .44
  Third.................................................      30.88      29.00             .44
  Fourth................................................      39.06      30.13             .44

1996 QUARTERS
  First.................................................  $   30.25  $   28.25       $     .44
  Second................................................      29.13      25.75             .44
  Third.................................................      29.13      26.50             .44
  Fourth................................................      27.25      26.38             .44

ITEM 6:  SELECTED FINANCIAL DATA

                                                        1997        1996        1995        1994        1993
                                                     ----------  ----------  ----------  ----------  ----------
                                                                    IN MILLIONS EXCEPT PER SHARE
Sales..............................................  $  8,296.3  $  4,332.3  $  2,792.6  $  2,398.1  $  2,746.1
Income from operations.............................       243.3       225.8       227.1       228.0       144.0
Net income.........................................       122.1       105.8        79.8        94.4        86.4
Earnings available for common shares...............       121.8       103.7        77.7        91.4        79.5
Basic earnings per common share....................        2.27        2.20        1.72        2.08        1.95
Cash dividends per common share....................        1.76        1.76        1.72        1.70        1.62
Total assets.......................................     5,113.5     4,739.8     3,885.9     3,111.1     2,850.5
Short-term debt (including current maturities).....       263.4       277.7       303.7       321.2        71.8
Long-term debt.....................................     1,358.6     1,470.7     1,355.4       976.9     1,009.7
Company-obligated mandatorily redeemable preferred
  securities of a partnership......................       100.0       100.0       100.0      --          --
Preference and preferred stock.....................      --            25.0        25.4        25.4        83.9
Common shareholders' equity........................     1,163.6     1,158.0       946.3       906.8       851.7

    Items between years that impact comparability are described and are incorporated by reference on page 26 in the company's 1997 Annual Report to Shareholders.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The information required by this item is incorporated by reference on pages 26 through 38 in the company's 1997 Annual Report to Shareholders.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is incorporated by reference on pages 39 through 60 of the company's 1997 Annual Report to Shareholders.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None

                                     PART 3

ITEMS 10, 11, 12 AND 13:  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY,
  EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding these items appears in the company's proxy statement for its annual meeting of shareholders to be held May 6, 1998 and is hereby incorporated by reference in this Annual Report on Form 10-K. For information with respect to the executive officers of the company, see "Executive Officers of the Registrant" following Item 1 in Part 1 of this Form 10-K.

                                     PART 4

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(1) FINANCIAL STATEMENTS:

                                                                                      PAGE NO.
                                                                                     -----------
Consolidated Statements of Income for the three years ended December 31, 1997......       *
Consolidated Balance Sheets at December 31, 1997 and 1996..........................       *
Consolidated Statements of Common Shareowners' Equity for the three years ended
  December 31, 1997................................................................       *
Consolidated Statements of Cash Flows for the three years ended December 31, 1997         *
Notes to Consolidated Financial Statements.........................................       *
Report of Independent Public Accountants...........................................       *

------------------------

* Incorporated by reference on pages 39 through 60 of the company's 1997 Annual Report to Shareholders.

(2) Financial Statement Schedule

Report of Independent Accountants on Financial Statement
Schedule..........................................................      23
Schedule II Valuation and Qualifying Accounts for the years 1997,
  1996 and 1995...................................................      24

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

    None

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of UtiliCorp United Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements for 1997, 1996 and 1995 described on page 60 of UtiliCorp United Inc.'s 1997 Annual Report to shareholders, which is incorporated by reference in this Form 10-K, and have issued our report thereon dated February 3, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The Financial Statement Schedule listed in Item 14(a)2 is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Kansas City, Missouri
February 3, 1998

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                                 (IN MILLIONS)

                                                                                            COLUMN E
                                      COLUMN B                            COLUMN D     -------------------
                                     -----------       COLUMN C        --------------    DEDUCTIONS FROM        COLUMN F
             COLUMN A                 BEGINNING   -------------------    ADDITIONS        RESERVES FOR      -----------------
-----------------------------------  BALANCE AT      PURCHASE OF A       CHARGED TO       PURPOSES FOR       ENDING BALANCE
            DESCRIPTION               JANUARY 1        BUSINESS           EXPENSE         WHICH CREATED      AT DECEMBER 31
-----------------------------------  -----------  -------------------  --------------  -------------------  -----------------
Price Risk Management-- credit and
  service reserves:
  1997.............................   $    57.2           --                  3.2              --               $    60.4
  1996.............................   $    70.6           --                 --                  13.4           $    57.2
  1995.............................          --               --             70.6(1)               --           $    70.6
Reserve for United
  Kingdom gas contracts:
  1997.............................   $    14.0               --              5.0                  --           $    19.0
  1996.............................   $    11.0               --              3.0                  --           $    14.0
  1995.............................          --               --             11.0                  --           $    11.0

------------------------

(1) Amount established in connection with change in accounting principle to the mark-to-market method of accounting for domestic natural gas trading activities in 1996.

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

*3(a)(3) and  By-laws of the Company as amended. (Exhibit 3(a)(4) and 4(a)(1) to the company's Annual Report on
     4(a)(1)    Form 10-K for the year ended December 31, 1996).

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

    *4(b)(8)  Seventh Supplemental Indenture, dated as of June 1, 1995. (Exhibit 4 to the Company's Form 10-Q for
                the period ended June 30, 1995.)

    *4(b)(9)  Eighth Supplemental Indenture, dated as of October 1, 1996 (Exhibit 4(b)(9) to the company's Annual
                Report on Form 10-K for the year ended December 31, 1996).

   *4(b)(10)  Ninth Supplemental Indenture, dated as of September 1, 1997 (Exhibit 4 to the company's quarterly report on Form 10-Q for the period ended September 30, 1997).

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

  EXHIBIT
   NUMBER                                                 DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------
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

  EXHIBIT
   NUMBER                                                 DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------
  *10(a)(13)  Summary of Terms and Conditions of Employment of Terry G. Westbrook (Exhibit 10(a)(13) to the
                company's Annual Report on Form 10-K for the year ended December 31, 1996).

  *10(a)(14)  Employment Agreement for Richard C. Green, Jr. (Exhibit 10(a)(14) to the company's Annual Report on
                Form 10-K for the year ended December 31, 1996).

  *10(a)(15)  Employment Agreement for Robert K. Green (Exhibit 10(a)(15) to the company's Annual Report on Form
                10-K for the year ended December 31, 1996).

          13  Annual Report to Shareholders for the year ended December 31, 1997 (pages 26 to 60).

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

Date: March 19, 1998

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

Date: March 19, 1998

By:       /s/ ROBERT K. GREEN
      ----------------------------
            Robert K. Green
                                    President, Chief Operating
                                      Officer and Director

Date: March 19, 1998

By:        /s/ JAMES S. BROOK
      ----------------------------
             James S. Brook
                                    Vice President, Controller and
                                      Chief Accounting Officer

Date: March 19, 1998

By:        /s/ JOHN R. BAKER
      ----------------------------
             John R. Baker
                                    Director

Date: March 19, 1998

By:        /s/ AVIS G. TUCKER
      ----------------------------
             Avis G. Tucker
                                    Director

Date: March 19, 1998

By:      /s/ ROBERT F. JACKSON
      ----------------------------
           Robert F. Jackson
                                    Director

Date: March 19, 1998

By:       /s/ L. PATTON KLINE
      ----------------------------
            L. Patton Kline
                                    Director

Date: March 19, 1998

By:         /s/ HERMAN CAIN
      ----------------------------
              Herman Cain
                                    Director

Date: March 19, 1998

By:     /s/ IRVINE O. HOCKADAY,
                  JR.
      ----------------------------
        Irvine O. Hockaday, Jr.
                                    Director

Date: March 19, 1998

By:        /s/ DR. STANLEY O.
               IKENBERRY
      ----------------------------
        Dr. Stanley O. Ikenberry
                                    Director

Date: March 19, 1998