Form 10-Q
period 1998-03-31
UTILICORP UNITED INC
filed 1998-05-13
CIK 66960

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                     FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1998

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 1-3562


                               UTILICORP UNITED INC.
               (Exact name of registrant as specified in its charter)

Delaware                                                 44-0541877
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


                   20 West Ninth, Kansas City, Missouri             64105
                 (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code     816-421-6600


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


Class                                               Outstanding at May 6, 1998
-----                                               --------------------------
Common Stock, $1 par value                                  53,757,018

                           PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     Information regarding the consolidated condensed financial statements is set forth on pages 3 through 10.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations can be found on pages 11 through 17.

                            PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

       None.

ITEM 2.  CHANGES IN SECURITIES

       None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

       None

ITEM 5.  OTHER INFORMATION

       None.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

       (a)  Exhibits can be found on page 18.

       (b)  Reports on Form 8-K can be found on page 18.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               UTILICORP UNITED INC.
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME--UNAUDITED



                                                         Quarter Ended March 31,
DOLLARS IN MILLIONS                                        1998         1997
--------------------------------------------------------------------------------
Sales                                                    $2,895.8    $2,059.6
Cost of sales                                             2,642.3     1,805.4
--------------------------------------------------------------------------------
GROSS PROFIT                                                253.5       254.2
--------------------------------------------------------------------------------
Operating, administrative and maintenance expense           130.1       137.5
Depreciation, depletion and amortization                     42.0        31.9
Provision for asset impairments                                --        26.5
--------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                       81.4        58.3
--------------------------------------------------------------------------------
Other income (expense):
Equity in earnings from investments and partnerships         22.2        21.2
Merger termination fee                                         --        53.0
Other income                                                  6.3         3.7
Minority interest and other expense                          (5.7)       (6.3)
--------------------------------------------------------------------------------
Total other income                                           22.8        71.6
--------------------------------------------------------------------------------
EARNINGS BEFORE INTEREST AND TAXES                          104.2       129.9
--------------------------------------------------------------------------------
Interest expense:
Interest expense - long-term debt                            31.8        30.0
Interest expense - short-term debt                            1.6         2.3
Minority interest in income of partnership                    2.2         2.2
--------------------------------------------------------------------------------
Total interest expense                                       35.6        34.5
--------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                                 68.6        95.4
Income taxes                                                 25.3        37.5
--------------------------------------------------------------------------------
EARNINGS BEFORE EXTRAORDINARY ITEM                           43.3        57.9
Loss on extinguishment of debt (net of income tax of $4.5)     --         7.2
--------------------------------------------------------------------------------
NET INCOME                                                   43.3        50.7
Preference dividends                                           --          .3
--------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR COMMON SHARES                        $43.3       $50.4
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.

                               UTILICORP UNITED INC.
                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                                         March 31,  December 31,
DOLLARS IN MILLIONS                                        1998        1997
--------------------------------------------------------------------------------
                                                         (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                             $  125.1     $  89.5
   Funds on deposit                                          29.1        31.5
   Accounts receivable, net                                 986.9     1,165.1
   Inventories and supplies                                 123.2       111.6
   Price risk management assets                             144.2       121.5
   Prepayments and other                                     49.1        95.2
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                      1,457.6     1,614.4
--------------------------------------------------------------------------------
Property, plant and equipment, net                        2,485.0     2,480.3
Investments in subsidiaries and partnerships                702.5       691.2
Price risk management assets                                176.5       161.5
Deferred charges                                            159.6       166.1
--------------------------------------------------------------------------------
TOTAL ASSETS                                             $4,981.2    $5,113.5
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                  $  147.1    $  149.6
   Short-term debt                                           65.3       113.8
   Accounts payable                                       1,123.4     1,356.3
   Accrued liabilities                                       73.3        13.8
   Price risk management liabilities                        141.2       123.7
   Other current liabilities                                 85.3        52.7
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                 1,635.6     1,809.9
--------------------------------------------------------------------------------
LONG-TERM LIABILITIES:
   Long-term debt, net                                    1,349.9     1,358.6
   Deferred income taxes and credits                        360.9       362.7
   Price risk management liabilities                        181.1       170.5
   Minority interest                                         58.6        59.0
   Other deferred credits                                   111.2        89.2
--------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                               2,061.7     2,040.0
--------------------------------------------------------------------------------
Company-obligated mandatorily redeemable preferred
  securities of partnership                                 100.0       100.0
Common shareowners' equity                                1,183.9     1,163.6
Commitments and contingencies
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                $4,981.2    $5,113.5
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements

     CONSOLIDATED CONDENSED STATEMENTS OF COMMON SHAREOWNERS' EQUITY


                                                        March 31,   December 31,
DOLLARS IN MILLIONS                                       1998         1997
--------------------------------------------------------------------------------
                                                       (Unaudited)
Common Stock: authorized 200,000,000 shares, par value
   $1 per share, 53,753,800 shares outstanding at
   March 31, 1998 and December 31, 1997; authorized
   20,000,000 shares of Class A common stock, par value
   $1 per share, none issued                               $53.8        $53.8

Premium on Capital Stock                                   992.1        999.1
Retained Earnings                                          171.3        152.8
Treasury Stock, at cost (7,840 and 235,075 shares at
   March 31, 1998 and December 31, 1997, respectively)       (.5)       (10.8)
Accumulated Other Comprehensive Losses                     (32.8)       (31.3)
--------------------------------------------------------------------------------
TOTAL COMMON SHAREOWNERS' EQUITY                        $1,183.9     $1,163.6
--------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.

                               UTILICORP UNITED INC.
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED

                                                         Quarter Ended March 31,
DOLLARS IN MILLIONS                                         1998        1997
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $43.3       $50.7
   Adjustments to, reconcile net income to net cash
     provided by operating activities:
     Depreciation, depletion and amortization                42.0        31.9
     Net changes in price risk management assets and
       liabilities                                           (9.6)        1.4
     Deferred income taxes and credits                       (1.8)        6.2
     Equity in earnings from investments and partnerships   (22.2)      (21.2)
     Dividends from investments and partnerships              4.0         6.8
     Minority interests                                        .7         2.1
     Provision for asset impairments                           --        26.5
     Loss on extinguishment of debt, net                       --         7.2
     Changes in certain assets and liabilities:
       Accounts receivable, net                             180.8       154.2
       Inventories and supplies                             (11.6)       22.4
       Prepayments and other                                 46.1       (12.5)
       Accounts payable                                    (232.9)     (159.9)
       Accrued liabilities, net                              59.5        57.3
       Other                                                 62.6       (42.6)
--------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                       160.9       130.5
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to utility plant                             (16.5)      (19.6)
     Investments in international businesses                   --        (1.9)
     Investments in energy related properties                (4.0)       (4.9)
     Other                                                  (22.8)        2.7
--------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                          (43.3)      (23.7)
--------------------------------------------------------------------------------

                               UTILICORP UNITED INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED,
                                    CONTINUED

                                                         Quarter Ended March 31,
DOLLARS IN MILLIONS                                         1998        1997
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                  --         5.7
     Treasury stock sold                                     10.3         5.6
     Issuance of long-term debt                                .8          .4
     Retirement of long-term debt                             (.6)      (82.6)
     Retirement of preference stock                            --       (25.0)
     Short-term borrowings (repayments), net                (60.7)       50.0
     Cash dividends paid                                    (24.8)      (23.7)
     Other                                                   (7.0)       (1.4)
--------------------------------------------------------------------------------
CASH USED FOR FINANCING ACTIVITIES                          (82.0)      (71.0)
--------------------------------------------------------------------------------
Increase in cash and cash equivalents                        35.6        35.8
Cash and cash equivalents at beginning of period             89.5       137.1
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $125.1      $172.9
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

                               UTILICORP UNITED INC.
                          NOTES TO CONSOLIDATED CONDENSED
                                FINANCIAL STATEMENTS
                                    (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in UtiliCorp's 1997 Annual Report on Form 10-K. It is suggested that those consolidated financial statements be read in conjunction with this report. The year end financial statements presented were derived from audited financial statements of UtiliCorp United Inc. (the company), but do not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair representation of the financial position of the company and the results of its operations. Certain estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods shown have been made in preparing the consolidated condensed financial statements. Actual results could differ from these estimates.

Certain prior year amounts in the consolidated financial statements have been reclassified where necessary to conform to the 1998 presentation.

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

                               UTILICORP UNITED INC.
                          NOTES TO CONSOLIDATED CONDENSED
                          FINANCIAL STATEMENTS--CONTINUED
                                    (UNAUDITED)


2.  EARNINGS PER COMMON SHARE

The following table shows the amounts used in computing basic and dilutive earnings per share and the effect on income and weighted average number of shares of dilutive potential common stock for the quarters ended March 31, 1998 and 1997.


  IN MILLIONS, EXCEPT PER SHARE AMOUNTS          Quarter Ended March 31,
  ----------------------------------------------------------------------
                                                     1998      1997
  ----------------------------------------------------------------------
  Earnings available for common shares               $43.3     $50.4
  Interest expense on convertible bonds                 .1        .1
  ----------------------------------------------------------------------
  Earnings available for common shares after
    assumed conversion of dilutive securities        $43.4     $50.5
  ----------------------------------------------------------------------
  Earnings per share:
    Basic:
      Earnings before extraordinary item              $.81     $1.08
      Loss on retirement of debt                        --      (.13)
  ----------------------------------------------------------------------
    Earnings available for common shares              $.81      $.95
  ----------------------------------------------------------------------
    Diluted:
      Earnings before extraordinary item              $.80     $1.07
      Loss on retirement of debt                        --      (.13)
  ----------------------------------------------------------------------
    Earnings available for common shares              $.80      $.94
  ----------------------------------------------------------------------
   Weighted average number of common shares
     used in basic EPS                                53.7      53.2
   Per share effect of dilutive securities:
     Stock options                                      .6        --
     Convertible bonds                                  .2        .3
  ----------------------------------------------------------------------
   Weighted number of common shares and dilutive
     potential common shares used in diluted EPS      54.5      53.5
  ----------------------------------------------------------------------

3.  REGULATORY MATTER

In March 1998, the Missouri Public Service Commission (MPSC) ordered the company to reduce its annual electric rates in Missouri by $16.9 million and increase depreciation expense by $5.8 million beginning in April 1998. The impact of this order will reduce EBIT by $16.3 million in 1998. Although the company is still reviewing the impact of the order, it currently estimates that its EBIT will be reduced by $22.7 million on a full year basis.

                               UTILICORP UNITED INC.
                          NOTES TO CONSOLIDATED CONDENSED
                          FINANCIAL STATEMENTS--CONTINUED
                                    (UNAUDITED)

4.   COMPREHENSIVE INCOME

In 1998, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which established standards for reporting and displaying comprehensive income and its components in the financial statements for the period in which they are recognized. For its quarterly reports, the company discloses comprehensive income, which encompasses net income and foreign currency translation adjustments, in the footnotes of its interim financial statements. Currency translation adjustments are described as accumulative other comprehensive losses in the consolidated condensed statements of common shareowners' equity.

Comprehensive income for the quarters ended March 31, 1998 and 1997 was as follows:

                                            1998      1997
                                           ------    ------
     Net income                             $43.3     $50.7
     Unrealized translation adjustments      (1.5)     (1.5)
                                           ------    ------
     Comprehensive income                   $41.8     $49.2
                                           ------    ------
                                           ------    ------

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

FORWARD-LOOKING INFORMATION

This Form 10-Q contains forward-looking information. Although the company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include changes in the prices of natural gas, natural gas liquids and electricity, future deregulation initiatives and their regulatory actions against the company, specifically, the successful rollout of future products and services directly or through alliances, changes in the future state or federal income tax rates and laws, changes in the Canadian, Australian, New Zealand and British currencies relative to the U.S. dollar and changes in interest rates.

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

The company uses its $280 million accounts receivable sales programs to efficiently manage its working capital and provide immediate liquidity. These programs were fully utilized at March 31, 1998. In addition to the accounts receivable sales program, the company can issue up to $150 million of commercial paper which is supported by a $250 million revolving credit agreement. The company had no commercial paper borrowings at March 31, 1998.

SIGNIFICANT BALANCE SHEET MOVEMENTS

Total assets have decreased by $132.3 million since December 31, 1997. This decrease is mainly attributable to a decrease in accounts receivable of $178.2 million due to seasonality of gas sales and a $46.1 million decrease in prepayments and other which mainly reflects purchase gas adjustments for differences in gas prices paid by the company and gas rates actually billed to the customer. Partially offsetting these increases is an increase in cash of $35.6 million which can be explained in the consolidated condensed statements of cash flows and a $37.7 million increase in price risk management assets. The increase in price risk management assets reflect the increased trading at Aquila.

Total liabilities have decreased by $152.6 million since December 31, 1997. The decrease is mainly attributable to reductions in accounts payable of $232.9 million and short-term debt of $48.5 million. The decrease in accounts payable results from seasonal variations as noted above for the decrease in accounts receivable. As investing activity has been minimal, excess cash has been used to reduce short-term debt. These decreases have been partially offset by increases in accrued liabilities and price risk management liabilities. The increase in accrued liabilities of $59.5 mainly reflects an increase in accrued income taxes, property taxes and payroll taxes that were paid subsequent to March 31, 1998. The increase in price risk management assets reflect the increased trading at Aquila as noted above.

The remaining increases and decreases in the components of the company's financial position reflect normal operating activity.

RESULTS OF OPERATIONS

The results of operations for the 1997 periods have been impacted by several items which do not have a continuing effect on the company's financial position or results of operations. The consolidated table below summarizes the impact of the non-recurring items on earnings before interest and taxes
(EBIT) and diluted earnings per share (EPS).


                                                Quarter Ended March 31,
         ----------------------------------------------------------------
         DOLLARS IN MILLIONS                     1998            1997
         ----------------------------------------------------------------
                                             EBIT     EPS    EBIT     EPS
         ----------------------------------------------------------------
         AS REPORTED                        $104.2   $.80   $129.9   $.94

         NON-RECURRING ITEMS:
         Merger termination fee (a)             --     --    (53.0)  (.61)
         Provision for asset impairments (b)    --     --     26.5    .31
         Reserve for long-term gas supply
           contracts and other reserves (c)     --     --      6.5    .07
         Loss on extinguishment of debt (d)     --     --       --    .13
         ----------------------------------------------------------------
         NORMALIZED                         $104.2   $.80   $109.9   $.84
         ----------------------------------------------------------------
         ----------------------------------------------------------------

a) In 1997, Western Resources Inc. and Kansas City Power & Light (KCPL) signed a definitive agreement to merge. As a result, KCPL paid the company a $53 million termination fee which was recorded as other income in the first quarter of 1997.

b) In 1997, the company recorded a provision for impaired assets of $26.5 million related to certain technology and royalty assets.

c) In 1997, the company recorded a $5.0 million reserve against earnings for unfavorable gas supply contracts in the United Kingdom.

d) In 1997, the company retired, at a premium, $69.1 million of 10.5% debt. The transaction resulted in an extraordinary loss of $7.2 million, net of an income tax benefit of $4.5 million.

Normalized earnings or normalized income are terms used by management to describe the recurring earnings or income of the company. These terms are not meant to replace net income or other measures under generally accepted accounting principles.

ENERGY DELIVERY

The table below summarizes the operations of UtiliCorp Energy Delivery for the following periods:


                                                Quarter Ended
                                                  March 31,
----------------------------------------------------------------------
DOLLARS IN MILLIONS                         1998              1997
----------------------------------------------------------------------
Sales:
   Electric                                $128.0            $122.7
   Gas                                      278.0             342.5
   Other                                     59.5              75.3
   Purchases from Generation                (72.8)            (72.7)
----------------------------------------------------------------------
Total net sales                             392.7             467.8
----------------------------------------------------------------------
Cost of sales:
   Electric                                   3.8               3.9
   Gas                                      180.8             237.9
   Other                                     48.7              66.9
----------------------------------------------------------------------
Total cost of sales                         233.3             308.7
----------------------------------------------------------------------
Gross profit                                159.4             159.1
----------------------------------------------------------------------
Operating expenses:
   Other operating                           54.9              57.0
   Maintenance                                6.7               6.3
   Taxes, other than income taxes            13.4              14.0
   Depreciation and amortization             20.8              17.4
----------------------------------------------------------------------
Total operating expenses                     95.8              94.7
----------------------------------------------------------------------
Income from operations                       63.6              64.4
Other income                                   .1               1.2
----------------------------------------------------------------------
EBIT                                        $63.7             $65.6
----------------------------------------------------------------------
----------------------------------------------------------------------

QUARTER-TO-QUARTER

Both gas and other sales and cost of sales were down significantly due to milder temperatures and a decrease in gas prices. The decrease in EBIT mainly resulted from milder temperatures compared to the prior year, which reduced EBIT by $6.6 million. Lower gas prices do not impact EBIT as fluctuations in the cost of gas are made directly to a customer's utility bill. Partially offsetting the mild weather was a $2.7 million increase in EBIT due to customer growth (approximately 1.8% over 1997) and a $3.3 million increase in margins due to improved marketing margins from off-system sales and increased fees from expanded electric transmission wheeling activity. The increase in depreciation and amortization is due to the additional depreciation associated with the company's new software accounting system that was installed in late 1997.

REGULATORY MATTER

In March 1998, the MPSC ordered the company to reduce its annual electric rates in Missouri by $16.9 million and increase depreciation expense by $5.8 million beginning in April 1998. The impact of this order will reduce EBIT by $16.3 million in 1998. Although the company is still reviewing the impact of the order, it currently estimates that UED's EBIT will be reduced by $22.7 million on a full year basis.

GENERATION

The table below summarizes the operations of Generation for the following periods:


                                                  Quarter Ended
                                                     March 31,
-----------------------------------------------------------------------
DOLLARS IN MILLIONS                          1998              1997
-----------------------------------------------------------------------
Sales to affiliate and other                $72.8             $72.7
Cost of sales                                43.0              39.3
-----------------------------------------------------------------------
Gross profit                                 29.8              33.4
-----------------------------------------------------------------------
Operating expenses:
    Other operating                          12.4              11.8
    Maintenance                               3.3               3.6
    Taxes, other than income taxes            1.9               1.8
    Depreciation and amortization             4.7               3.6
-----------------------------------------------------------------------
Total operating expenses                     22.3              20.8
-----------------------------------------------------------------------
Income from operations                        7.5              12.6
Equity in earnings of investments
  and partnerships                            9.0               7.2
Other income                                   --                .5
-----------------------------------------------------------------------
EBIT                                         16.5              20.3
-----------------------------------------------------------------------
EBIT by business subunit:
   Regulated power                           $8.0             $13.6
   UtilCo Group                               8.5               6.7
-----------------------------------------------------------------------
Total                                       $16.5             $20.3
-----------------------------------------------------------------------
-----------------------------------------------------------------------

QUARTER-TO-QUARTER

Generation's 1998 first quarter normalized EBIT was $16.5 million or 19% below the 1997 quarter. This decrease was partially due to lower demand from UED stemming from a milder 1998 winter which resulted in lower margins of $2.2 million compared to 1997. This decrease was partially offset by increased equity in earnings of investments and partnerships of $1.8 million due to better project performance, a project's favorable insurance settlement and reduced operating expenses resulting from efficiency improvements.

AQUILA ENERGY

The table below summarizes the operations of Aquila Energy for the following periods:


                                                  Quarter Ended
                                                     March 31,
-----------------------------------------------------------------------
DOLLARS IN MILLIONS                           1998              1997
-----------------------------------------------------------------------
Sales:
   Energy marketing                         $2,070.0          $1,146.1
   Aquila Gas Pipeline                         237.2             273.2
-----------------------------------------------------------------------
Total sales                                  2,307.2           1,419.3
-----------------------------------------------------------------------
Cost of sales:
   Cost of energy marketing                  2,043.9           1,128.1
   Aquila Gas Pipeline                         214.3             238.6
-----------------------------------------------------------------------
Total cost of sales                          2,258.2           1,366.7
-----------------------------------------------------------------------
Gross profit                                    49.0              52.6
-----------------------------------------------------------------------
Operating expenses:
   Operating and maintenance                    25.7              24.9
   Depreciation, depletion and amortization      7.4               5.9
   Provision for asset impairments                --              15.5
-----------------------------------------------------------------------
Total operating expenses                        33.1              46.3
-----------------------------------------------------------------------
Income from operations                          15.9               6.3
Minority interest expense and other              2.8               2.6
-----------------------------------------------------------------------
EBIT                                            13.1               3.7
Non-recurring item:
   Provision for asset impairments                --              15.5
-----------------------------------------------------------------------
Normalized EBIT                                $13.1             $19.2
-----------------------------------------------------------------------
EBIT by business subunit:
   Energy marketing                              6.1               2.5
   Aquila Gas Pipeline                           7.0              16.7
-----------------------------------------------------------------------
Total                                          $13.1             $19.2
-----------------------------------------------------------------------
-----------------------------------------------------------------------

QUARTER-TO-QUARTER

Gas and electricity marketing volumes at Aquila Energy Marketing increased 108% and 201%, respectively, for the first quarter of 1998 compared to 1997 due to the continued expansion of this business. The additional volumes added $4.8 million of margin to 1998 over 1997. The retail gas marketing businesses, which were aligned into Aquila during the second quarter of 1997, improved margins by an additional $1.4 million compared to 1997. Improved retail gas marketing results were due to stronger leveraging of existing support facilities, processes and expertise.

Sales and costs of sales for Aquila Gas Pipeline (AQP) were mainly down due to a 25% decrease in natural gas prices, a 31% decrease in natural gas liquids (NGL) prices and a 32% decrease in NGL volumes. Because NGL margins are very sensitive to changes in prices, gross profits decreased by $5.8 million. The lower NGL production is due to lower wellhead throughput and leaner gas streams which reduces liquid extraction. NGL price movements are due to many factors including the price of gas, gas processing capability and various other economic conditions. In addition, there was a 3% decrease in throughput from the 1997 quarter which further reduced margins by $1.5 million. It is anticipated that 1998 EBIT and earnings will lag behind 1997 results as lower production and pricing are expected to continue.

SALE OF AQUILA GAS PIPELINE

On March 10, 1998, AQP announced that it retained Merrill Lynch & Co. to explore various strategic alternatives, including the possible sale or merging of AQP. The company expects that it would sell its 82% interest in AQP as part of these potential transactions.

INTERNATIONAL

                                                 Quarter Ended
                                                   March 31,
------------------------------------------------------------------------
DOLLARS IN MILLIONS                          1998              1997
------------------------------------------------------------------------
Sales:
  Electric (Canada)                         $23.1             $26.2
  Gas marketing ( United Kingdom)            99.4              72.9
------------------------------------------------------------------------
Total Sales                                 122.5              99.1
------------------------------------------------------------------------
Cost of Sales:
  Cost of fuel and purchased power
    (Canada)                                  7.6               9.0
  Cost of gas marketing (United Kingdom)     98.7              78.1
------------------------------------------------------------------------
Total cost of sales                         106.3              87.1
------------------------------------------------------------------------
Gross Profit                                 16.2              12.0
------------------------------------------------------------------------
Operating expenses:
  Other operating                             8.1               5.5
  Maintenance                                  .7               2.4
  Taxes, other than income taxes              3.1               2.9
  Depreciation and amortization               2.8               4.1
------------------------------------------------------------------------
Total Expense                                14.7              14.9
------------------------------------------------------------------------
Income (loss) from operations                 1.5              (2.9)
Equity earnings in subsidiaries and
  partnerships                               13.9              13.7
Other income                                   .9                .7
------------------------------------------------------------------------
EBIT                                         16.3              11.5
Non-recurring item :
  UK gas contracts reserve                     --               5.0
------------------------------------------------------------------------
Normalized EBIT                             $16.3             $16.5
------------------------------------------------------------------------
EBIT by business subunit:
  Australia                                  $9.6               9.4
  New Zealand                                 1.4               2.3
  United Kingdom                             (1.6)             (2.4)
  Canada                                      6.9               7.2
------------------------------------------------------------------------
Normalized EBIT                             $16.3             $16.5
------------------------------------------------------------------------
------------------------------------------------------------------------

QUARTER-TO-QUARTER

International normalized gross profits decreased $.8 million in 1998 compared to 1997 mainly due to a $1.7 million decrease in gross profit from Canada as weather was warmer than normal. This decrease was partially offset by improved margins from the United Kingdom (U.K.) as the company continues to develop its natural gas transportation and load balancing products which it introduced in 1997. Losses from two unfavorable fixed price gas supply contracts offset part of this upside as first quarter prices softened due to
mild weather.   The increase in other operating expenses primarily reflects the write-off of certain deferred joint venture costs related to the abandoned partnership with another New Zealand entity and the additional back office support required for the growing transportation and load balancing services business in the U.K.

PARTIAL SALE OF AUSTRALIAN INVESTMENT

The company currently owns 49.9% of United Energy Limited (UEL), an Australian electric distribution utility in the state of Victoria. UEL has entered into an agreement to sell approximately 42% of its equity through a public offering. Following the sale, the company's indirect ownership in UEL will be reduced to approximately 29%. The company is expected to buy an additional 5% of UEL from one of the current shareholders, increasing its ownership position to approximately 34%. At closing of the offering transaction, the company expects to record a gain of approximately $.48 per share. The estimated gain is subject to change due to changes in exchange rates, the interpretive impact of a franchise fee agreement, actual equity proceeds received from the offering, and the actual operational activity at UEL between January 1, 1998 and the closing of the offering.

ENERGYONE PARTNERSHIP

In April 1998, the company and PECO Energy Company announced they would terminate operating activities associated with EnergyOne LLC. Should the market establish a demand for these types of services in the future, the company and PECO may reestablish the operating activities of the partnership.

Established a year ago, EnergyOne LLC was a 50-50 partnership designed to provide consumers with a broader array of choice by linking the sale of branded non-energy products and services such as long distance telephone and home security with traditional energy offerings by electric and gas utilities.

For the quarter ended March 31, 1998, the company's investment in the EnergyOne partnership reduced the company's EBIT by $.7 million.

INTERNALLY DEVELOPED SOFTWARE

The company is in the process of developing certain software systems to upgrade its financial and customer information systems. The new systems will provide the support and information needed to achieve the operational strategies of the company as well as solve the company's primary information technology (IT), year 2000 issues. The financial systems are anticipated to be installed by mid-1998 and the customer information system by 1999.

Over the last two decades, the company has installed a variety of non-IT, or non-information systems devices, which are date controlled, or have been reported to fail to operate as a result of computations based on calendar dates. The company's corporate-wide Year 2000 Project Team is investigating its exposure related to all the devices whether located in its headquarters and other administrative facilities; its transmission and distribution operations; or within its information technology infrastructure. The company's plan involves a methodical approach of assessing risk areas; identifying and inventorying equipment and key relationships; performing tests and certification on key components; and remedying and problems isolated through this process.

PART II
OTHER INFORMATION

ITEM 6. EXHIBITS

(a)  LIST OF EXHIBITS:

     10 (a)(1)    Capital Accumulation Plan, effective as of January 1, 1998.
     10 (a)(2)    Supplemental Contributory Retirement Plan, effective as of
                  January 1, 1998.
     27           Financial Data Schedule--For the three months ended March 31,
                  1998.

(b)  REPORT ON FORM 8-K

     A current report on Form 8-K dated March 16, 1998, with respect to item 5 was filed with the Securities and Exchange Commission by the Registrant.

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

UTILICORP UNITED INC.


By: /s/ Richard C. Green, Jr.
    -----------------------------------
     Richard C. Green, Jr.
     Chairman of the Board and Chief Executive Officer

Date: May 13, 1998


By: /s/ James S. Brook
    -----------------------------------
     James S. Brook
     Vice President, Controller and Chief Accounting Officer

Date: May 13, 1998