Form 10-Q
period 1998-06-30
UTILICORP UNITED INC
filed 1998-08-14
CIK 66960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 1-3562


                              UTILICORP UNITED INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware                                                   44-0541877
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


              20 West Ninth Street, Kansas City, Missouri        64105
                (Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code  816-421-6600


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

           Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


Class                                        Outstanding at August  7, 1998
-----                                        ------------------------------
Common Stock, $1 par value                            53,755,409

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

           Information regarding the consolidated condensed financial statements is set forth on pages 3 through 15.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Management's discussion and analysis of financial condition and results of operations can be found on pages 16 through 26.

                           PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

           None.

ITEM 2.  CHANGES IN SECURITIES

           None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

           See page 27 for the results of voting at the Annual Shareholders' meeting held on May 6, 1998.

ITEM 5.  OTHER INFORMATION

           See page 28.

ITEM 6.  EXHIBITS

           Exhibits and Reports on Form 8-K can be found on page 28.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              UTILICORP UNITED INC.
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME--UNAUDITED

                                                                                                Quarter Ended June 30,
DOLLARS IN MILLIONS                                                                           1998                  1997
---------------------------------------------------------------------------------------------------------------------------------
Sales                                                                                       $2,564.6              $1,550.1
Cost of sales                                                                                2,354.4               1,333.4
---------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                                   210.2                 216.7
---------------------------------------------------------------------------------------------------------------------------------
Operating, administrative and maintenance expense                                              132.7                 131.5
Depreciation and amortization                                                                   31.1                  31.2
Provision for asset impairments                                                                 27.7                   -
---------------------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                                                          18.7                  54.0
---------------------------------------------------------------------------------------------------------------------------------
Other income (expense):
Equity in earnings from investments and partnerships                                            61.1                  16.2
Other income                                                                                     4.9                   3.3
Minority interest and other expense                                                            (13.9)                 (6.3)
---------------------------------------------------------------------------------------------------------------------------------
Total other income                                                                              52.1                  13.2
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INTEREST AND TAXES                                                              70.8                  67.2
---------------------------------------------------------------------------------------------------------------------------------
Interest expense:
Interest expense - long-term debt                                                               29.4                  27.7
Interest expense - short-term debt                                                               2.4                   2.3
Minority interest in income of partnership                                                       2.2                   2.2
---------------------------------------------------------------------------------------------------------------------------------
Total interest  expense                                                                         34.0                  32.2
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                                                                    36.8                  35.0
Income taxes                                                                                    13.4                  14.7
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE EXTRAORDINARY ITEM                                                              23.4                  20.3
NET INCOME                                                                                      23.4                  20.3
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR COMMON SHARES                                                        $   23.4              $   20.3
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated condensed financial statements.

                              UTILICORP UNITED INC.
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME--UNAUDITED

                                                                                                 Six Months Ended
                                                                                                      June 30,
DOLLARS IN MILLIONS                                                                          1998                  1997
---------------------------------------------------------------------------------------------------------------------------------
Sales                                                                                       $5,460.4             $3,609.7
Cost of sales                                                                                4,996.6              3,138.8
---------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                                   463.8                470.9
---------------------------------------------------------------------------------------------------------------------------------
Operating, administrative and maintenance expense                                              262.8                269.1
Depreciation and amortization                                                                   73.1                 63.1
Provision for asset impairments                                                                 27.7                 26.5
---------------------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                                                         100.2                112.2
---------------------------------------------------------------------------------------------------------------------------------
Other income (expense):
Equity in earnings from investments and partnerships                                            83.2                 37.4
Merger termination fee                                                                           -                   53.0
Other income                                                                                    11.2                  7.0
Minority interest and other expense                                                            (19.6)               (12.5)
---------------------------------------------------------------------------------------------------------------------------------
Total other income                                                                              74.8                 84.9
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INTEREST AND TAXES                                                             175.0                197.1
---------------------------------------------------------------------------------------------------------------------------------
Interest expense:
Interest expense - long-term debt                                                               61.3                 57.6
Interest expense - short-term debt                                                               3.9                  4.7
Minority interest in income of partnership                                                       4.4                  4.4
---------------------------------------------------------------------------------------------------------------------------------
Total interest  expense                                                                         69.6                 66.7
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                                                                   105.4                130.4
Income taxes                                                                                    38.7                 52.2
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE EXTRAORDINARY ITEM                                                              66.7                 78.2
Loss on extinguishment of debt (net of income tax of $4.5)                                       -                    7.2
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                      66.7                 71.0
Preference dividends                                                                             -                     .3
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR COMMON SHARES                                                        $   66.7             $   70.7
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated condensed financial statements.

                              UTILICORP UNITED INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                            June 30,            December 31,
DOLLARS IN MILLIONS                                                                           1998                  1997
---------------------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                              $  129.1             $    89.5
      Funds on deposit                                                                           37.6                  31.5
      Accounts receivable, net                                                                  965.9               1,165.1
      Inventories and supplies, at average cost                                                 142.9                 134.6
      Price risk management assets                                                              487.1                 121.5
      Prepayments and other                                                                      47.2                  72.2
---------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                          1,809.8               1,614.4
---------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                                            2,489.2               2,480.3
Investments in subsidiaries and partnerships                                                    687.1                 691.2
Price risk management assets                                                                    169.0                 161.5
Deferred charges                                                                                153.8                 166.1
---------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                 $5,308.9             $ 5,113.5
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
      Current maturities of long-term debt                                                   $   83.7             $   149.6
      Short-term debt                                                                           285.0                 113.8
      Accounts payable                                                                        1,134.7               1,356.3
      Accrued liabilities                                                                        45.6                  13.8
      Price risk management liabilities                                                         466.7                 123.7
      Other current liabilities                                                                  87.5                  52.7
---------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                     2,103.2               1,809.9
---------------------------------------------------------------------------------------------------------------------------------
LONG-TERM LIABILITIES:
      Long-term debt, net                                                                     1,260.0               1,358.6
      Deferred income taxes and credits                                                         378.7                 362.7
      Price risk management liabilities                                                         175.0                 170.5
      Minority interest                                                                          58.4                  59.0
      Other deferred credits                                                                    116.5                  89.2
---------------------------------------------------------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                                                   1,988.6               2,040.0
---------------------------------------------------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable preferred securities
      of partnership                                                                            100.0                 100.0
Common shareowners' equity                                                                    1,117.1               1,163.6
Commitments and contingencies                                                                     -                     -
---------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                                                    $5,308.9             $ 5,113.5
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated condensed financial statements

                              UTILICORP UNITED INC.
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME -- UNAUDITED

                                                                       Three Months Ended               Six Months Ended
                                                                             June 30,                        June 30,
------------------------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                                    1998           1997            1998            1997
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                            $ 23.4          $20.3          $ 66.7           $71.0

Other comprehensive income (loss)
       Unrealized translation adjustments                              (14.7)          (4.3)          (16.2)           (5.8)
------------------------------------------------------------------------------------------------------------------------------

Comprehensive Income                                                  $  8.7          $16.0          $ 50.5           $65.2
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------


         CONSOLIDATED CONDENSED STATEMENTS OF COMMON SHAREOWNERS' EQUITY

                                                                                            June 30,            December 31,
DOLLARS IN MILLIONS                                                                           1998                  1997
---------------------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
  Common Stock: authorized 200,000,000 shares, par value
      $1 per share; 53,753,800 shares outstanding at June 30, 1998 and
      December 31, 1997; authorized 20,000,000 shares of Class A common stock, par value $1 per share, none issued
                                                                                            $   53.8              $   53.8
Premium on Capital Stock                                                                       985.1                 999.1
Retained Earnings                                                                              171.0                 152.8
Treasury Stock, at cost (1,225,404 and 235,075 shares at June 30, 1998 and December
    31, 1997, respectively)                                                                    (45.3)                (10.8)
Accumulated Other Comprehensive Losses                                                         (47.5)                (31.3)
---------------------------------------------------------------------------------------------------------------------------------
TOTAL COMMON SHAREOWNERS' EQUITY                                                            $1,117.1              $1,163.6
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated condensed financial statements.

                              UTILICORP UNITED INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED

                                                                                                  Quarter Ended June 30,
DOLLARS IN MILLIONS                                                                              1998                1997
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                  $ 23.4              $ 20.3
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation, depletion and amortization                                               39.2                31.2
           Net changes in price risk management assets and liabilities                           (16.1)                2.4
           Deferred income taxes and credits                                                      17.8                 6.7
           Equity in earnings from investments and partnerships                                  (35.5)              (16.2)
           Dividends from investments and partnerships                                             8.8                 4.0
           Minority interests                                                                      1.1                 1.8
           Gain on sale of subsidiary stock                                                      (25.5)                -
           Provision for asset impairments                                                        27.7                 -
           Changes in certain assets and liabilities:
               Accounts receivable, net                                                           18.4               122.8
               Accounts receivable, sold                                                           -                  50.0
               Inventories and supplies                                                            3.3               (10.8)
               Prepayments and other                                                             (21.1)               (3.9)
               Deferred charges, net                                                              12.3                 5.5
               Accounts payable                                                                   11.3               (30.8)
               Accrued liabilities, net                                                          (27.7)              (59.3)
               Other                                                                              16.4               (16.8)
---------------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                                             53.8               106.9
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Additions to utility plant                                                            (37.9)              (38.8)
           Repayment of debt securities                                                          100.1                 -
           Investments in international businesses                                               (82.6)               (1.1)
           Investments in energy related properties                                               (5.1)               (4.0)
           Other                                                                                 (33.8)              (10.3)
---------------------------------------------------------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                                                               (59.3)              (54.2)
---------------------------------------------------------------------------------------------------------------------------------


                              UTILICORP UNITED INC.
      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED, CONTINUED

                                                                                                  Quarter Ended June 30,
DOLLARS IN MILLIONS                                                                              1998                1997
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Issuance of common stock                                                            $   -                $  5.0
           Treasury stock (acquired)/sold                                                        (44.8)               (2.4)
           Issuance of long-term debt                                                             30.2                19.7
           Retirement of long-term debt                                                         (164.9)              (11.4)
           Short-term borrowings (repayments), net                                               219.7               (49.0)
           Cash dividends paid                                                                   (23.7)              (23.5)
           Other                                                                                  (7.0)                -
---------------------------------------------------------------------------------------------------------------------------------
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                                                   9.5               (61.6)
---------------------------------------------------------------------------------------------------------------------------------
Increase (Decrease)  in cash and cash equivalents                                                  4.0                (8.9)
Cash and cash equivalents at beginning of period                                                 125.1               172.9
---------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $129.1              $164.0
---------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated condensed financial statements.

                              UTILICORP UNITED INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED

                                                                                                 Six Months Ended June 30,
DOLLARS IN MILLIONS                                                                              1998                1997
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                 $  66.7             $  71.0
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation, depletion and amortization                                               81.2                63.1
           Net changes in price risk management assets and liabilities                           (25.7)                3.8
           Deferred income taxes and credits                                                      16.0                12.9
           Equity in earnings from investments and partnerships                                  (57.7)              (37.4)
           Dividends from investments and partnerships                                            12.8                10.8
           Minority interests                                                                      1.8                 3.9
           Gain on sale of subsidiary stock                                                      (25.5)                -
           Provision for asset impairments                                                        27.7                26.5
           Loss on extinguishment of debt                                                          -                   7.2
           Changes in certain assets and liabilities:
               Accounts receivable, net                                                          199.2               277.0
               Accounts receivable, sold                                                           -                  50.0
               Inventories and supplies                                                           (8.3)               11.6
               Prepayments and other                                                              25.0               (16.4)
               Deferred charges, net                                                              12.3                 5.2
               Accounts payable                                                                 (221.6)             (190.7)
               Accrued liabilities, net                                                           31.8                (2.0)
               Other                                                                              79.0               (59.1)
---------------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                                            214.7               237.4
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Additions to utility plant                                                            (54.4)              (58.4)
           Repayment of debt securities                                                          100.1                 -
           Investments in international businesses                                               (82.6)               (3.0)
           Investments in energy related properties                                               (9.1)               (8.9)
           Other                                                                                 (56.6)               (7.6)
---------------------------------------------------------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                                                              (102.6)              (77.9)
---------------------------------------------------------------------------------------------------------------------------------


                              UTILICORP UNITED INC.
      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED, CONTINUED

                                                                                                Six Months Ended June 30,
DOLLARS IN MILLIONS                                                                              1998                1997
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Issuance of common stock                                                            $   -               $  10.7
           Treasury stock (acquired)/sold                                                        (34.5)                3.2
           Issuance of long-term debt                                                             31.0                20.1
           Retirement of long-term debt                                                         (165.5)              (94.0)
           Retirement of preference stock                                                          -                 (25.0)
           Short-term borrowings (repayments), net                                               159.0                 1.0
           Cash dividends paid                                                                   (48.5)              (47.3)
           Other                                                                                 (14.0)               (1.3)
---------------------------------------------------------------------------------------------------------------------------------
CASH USED FOR FINANCING ACTIVITIES                                                               (72.5)             (132.6)
---------------------------------------------------------------------------------------------------------------------------------
Increase  in cash and cash equivalents                                                            39.6                26.9
Cash and cash equivalents at beginning of period                                                  89.5               137.1
---------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $129.1             $ 164.0
---------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated condensed financial statements.

                              UTILICORP UNITED INC.
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in UtiliCorp's 1997 Annual Report on Form 10-K. It is suggested that those consolidated financial statements be read in conjunction with this report. The year end financial statements presented were derived from audited financial statements of UtiliCorp United Inc. (the company or UtiliCorp), but do not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair representation of the financial position of the company and the results of its operations. Certain estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods shown have been made in preparing the consolidated condensed financial statements. Actual results could differ from these estimates.

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

                              UTILICORP UNITED INC.
                         NOTES TO CONSOLIDATED CONDENSED
                         FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


2.  EARNINGS PER SHARE

The following table shows the amounts used in computing basic and dilutive earnings per share and the effect on income and weighted average number of shares of dilutive potential common stock for the three months and six months ending June 30, 1998 and 1997.


                                                                             Three Months                    Six Months
                                                                                 Ended                          Ended
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                                           June 30,                       June 30,
------------------------------------------------------------------------------------------------------------------------------
                                                                           1998          1997            1998           1997
------------------------------------------------------------------------------------------------------------------------------
Earnings available for common shares                                      $ 23.4        $ 20.3          $ 66.7         $ 70.7
Interest expense on convertible bonds                                         .1            .1              .1             .1
------------------------------------------------------------------------------------------------------------------------------
Earnings available for common shares after
    assumed conversion of dilutive securities                             $ 23.5        $ 20.4          $ 66.8         $ 70.8
------------------------------------------------------------------------------------------------------------------------------

Earnings per share:
  Basic:
    Earnings before extraordinary item                                    $  .44        $  .38          $ 1.25         $ 1.45
    Loss on retirement of debt                                                --            --              --          (.13)
------------------------------------------------------------------------------------------------------------------------------
    Earnings available for common shares                                  $  .44        $  .38          $ 1.25         $ 1.32
------------------------------------------------------------------------------------------------------------------------------
  Diluted:
    Earnings before extraordinary item                                    $  .43        $  .38          $ 1.23         $ 1.45
    Loss on retirement of debt                                                --            --              --          (.13)
------------------------------------------------------------------------------------------------------------------------------
    Earnings available for common shares                                  $  .43        $  .38          $ 1.23         $ 1.32
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares
    used in basic EPS                                                      53.33         53.69           53.50          53.47
 Per Share effect of dilutive securities:
    Stock options                                                            .57            --             .56             --
    Convertible bonds                                                        .23           .28             .24            .29
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Weighted number of common shares and dilutive
   potential common shares used in diluted EPS                             54.13         53.97           54.30          53.76
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------


                              UTILICORP UNITED INC.
                         NOTES TO CONSOLIDATED CONDENSED
                         FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


3.  REGULATORY MATTER

In March 1998, the MPSC ordered the company to reduce its annual electric rates in Missouri by $16.9 million and increase depreciation expense by $5.8 million beginning in April 1998. The impact of this order will reduce EBIT by $16.3 million in 1998 and reduce EBIT by $22.7 million in 1999 and beyond.


4.  UNITED KINGDOM GAS SUPPLY CONTRACTS

In July 1998, United Gas, a wholly-owned subsidiary of UtiliCorp, lost a long-standing dispute on a take-or-pay gas supply contract with a gas supplier. United Gas and the supplier were disputing whether the supplier made proper deliveries pursuant to the supply contract, which would enable United Gas to avoid paying the required contract price. United Gas paid the supplier the prevailing market prices which were lower than the contract price. The difference between the two prices accumulated to approximately $38 million which had been previously recorded as a liability.

In a court ruling, a judge ordered United Gas to pay the gas cost amount in accordance with the contract. In addition, United Gas is required to pay interest to the supplier on the unpaid gas payable. This is estimated at approximately $6.8 million.

In June 1998, UtiliCorp paid $25.6 million to a third party to cancel two take-or-pay contracts effective April 1, 1998, that required the company to take gas at significantly above-market prices until 2005. The third party also canceled UtiliCorp's obligations under a guarantee related to the contracts. Between 1995 and 1997, the company reserved $19.0 million against the estimated future losses on these contracts resulting in an additional net settlement loss of $6.6 million.

5.  COMPLETION OF AUSTRALIAN INITIAL PUBLIC OFFERING

In May 1998, UtiliCorp recorded a $.47 per share gain to reflect the completed initial public offering of United Energy Limited (UEL). UEL sold 42% of its common stock, reducing UtiliCorp's ownership share in UEL from 49.9% to 29%. Concurrent with the offering, UtiliCorp acquired an additional 5% in UEL from a prior joint venture partner. UtiliCorp's current ownership is 34%.

6.  PROVISION FOR ASSET IMPAIRMENTS

Retail Gas Marketing Assets

As part of a strategic planning process that was concluded in June, the company's retail strategy was redefined into the company's networks and energy merchant strategies. This strategy change altered the business plan for certain retail businesses that were marginal performers. In addition, certain retail gas marketers were acquired under a strategic plan that assumed that retail markets would be competitive; however, the retail market remains regulated. Given this business environment, the cash flows from these businesses will not fully recover the price paid for the assets, requiring a writedown of $13.2 million. This writedown is comprised of the following items.


           Retail gas marketing assets                        $10.7
           Other                                                2.5
                                                           --------
           Total                                              $13.2


Independent Power Project (IPP) Investment

As part of a strategic evaluation, the company determined that its IPP assets are not part of its core businesses and is in the process of considering various alternatives that may package these assets into a joint venture that can better utilize them. Through this strategic planning process, a project-by-project review was performed and it was determined that the cash flow from a project was not sufficient to recover invested capital. As a result, a $6.5 million impairment was recorded.


EnergyOne L.L.C. Liquidation

In April 1998, UtiliCorp and PECO Energy Company (PECO) agreed to disband the EnergyOne-SM- L.L.C. joint venture in recognition that a fully competitive marketplace did not materialize as originally anticipated. EnergyOne L.L.C. offered utilities a branded line of energy products and services and other consumer services, all of which could be billed together. With the pace of deregulation much slower than was assumed in its strategic plan, EnergyOne L.L.C. was unable to sell its concept to other utilities. In connection with the disbanding of EnergyOne L.L.C., the company recorded an $8.0 million reserve to cover severance costs, contract termination costs, and asset write-offs. It is continuing to use the EnergyOne brand in its own utility service territories.


7.  REPORTABLE SEGMENT RECONCILIATION


                                                                  Quarter Ended                    Six Months Ended
                                                                     June 30,                           June 30,
------------------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                            1998             1997              1998             1997
------------------------------------------------------------------------------------------------------------------------
Sales:

Energy Delivery                                               $218.7           $224.6            $611.3           $692.5
Generation                                                      96.0             69.6             168.8            142.2
Aquila Energy                                                2,170.9          1,197.3           4,478.1          2,616.6
International                                                   79.5             56.9             201.9            156.0
Other                                                            (.5)             1.7                .3              2.4
-------------------------------------------------------------------------------------------------------------------------

Total                                                       $2,564.6         $1,550.1          $5,460.4         $3,609.7
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
EBIT

Energy Delivery                                                $19.2            $26.1             $82.9            $91.8
Generation                                                      11.7             16.2              28.2             36.5
Aquila Energy                                                    (.1)            14.0              13.1             17.7
International                                                   45.6             14.4              61.8             25.9
Other                                                           (5.6)            (3.5)            (11.0)            25.2
-------------------------------------------------------------------------------------------------------------------------

Total                                                          $70.8            $67.2            $175.0           $197.1
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------


8.     PURCHASED POWER CONTRACT - MERCHANT PLANT

The company entered into a 15-year contract commencing in June 2000 whereby the company would receive 267 megawatts of capacity for a fixed price. The seller guarantees a heat rate, output and availability. The contract can be renewed for 5 years. The electricity output from this contract will be used by Aquila Energy.

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

The company uses its $280 million accounts receivable sales programs to efficiently manage its working capital and provide immediate liquidity. These programs were fully utilized at June 30, 1998. In addition to the accounts receivable sales program, the company can issue up to $150 million of commercial paper which is supported by a $250 million revolving credit agreement. The company had $40 million of commercial paper borrowings at June 30, 1998. The company anticipates that it will pursue loaning funds to third parties prospectively to underwrite energy related contracts with Aquila Energy.

SIGNIFICANT BALANCE SHEET MOVEMENTS

Total assets increased $195.4 million since December 31, 1997. This increase is primarily due to a $365.6 million increase in current price risk management assets related to the rapid expansion of the marketing portfolio partially offset by a reduction of accounts receivable. The accounts receivable balance will tend to be near its highest level at year end due to seasonality of gas sales and prices.

Total liabilities increased $241.9 million since December 31, 1997. This increase is primarily due to a $171.2 million increase in short-term debt stemming from a $25.6 million payment to a gas supplier to close out two uneconomic gas contracts, $37 million used to acquire approximately 990,000 shares of common stock and $43 million used to acquire an additional interest in Power New Zealand. The remaining $65.6 million increase primarily relates to support the expanding energy marketing business.

Current price risk management liabilities increased $343.0 million due to similar reasons discussed for the asset variances. Partially offsetting the liability increases was a reduction of long term debt of $164.5 million related to application of the pay-down of invested capital in Australia as well as paying down maturing debt with short-term facilities.

Common Stock Repurchases

The company has acquired approximately 1.2 million shares of its common stock (990,000 shares since December 31, 1997) to fund its existing stock plans and other corporate purposes.

The remaining increases and decreases in the components of the company's financial position reflect normal operating activity.


RESULTS OF OPERATIONS

The results of operations for the 1998 and 1997 periods have been impacted by several items which do not have a continuing effect on the company's financial position or results of operations. The consolidated table below summarizes the impact of the non-recurring items on earnings before interest and taxes (EBIT) and diluted earnings per share (EPS).


                                                          Quarter Ended June 30,                     Six Months Ended June 30,
-----------------------------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                       1998                 1997                 1998                  1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                     EBIT        EPS      EBIT       EPS      EBIT        EPS       EBIT       EPS
-----------------------------------------------------------------------------------------------------------------------------------
AS REPORTED                                        $  70.8    $  .43      $67.2     $.38    $ 175.0     $ 1.23    $ 197.1    $ 1.32

NON-RECURRING ITEMS:
Merger termination fee (a)                               -         -          -        -          -          -     (53.0)      (.61)
Provision for asset impairments (b)                   27.7       .30          -        -       27.7        .30       26.5       .30
UK contract settlements   (c)                         13.4       .15          -        -       13.4        .15        6.5       .07
Loss on extinguishment of debt (d)                       -         -          -        -          -          -          -       .13
Australia Initial Public Offering (e)                (45.3)     (.47)         -        -      (45.3)      (.47)         -         -
-----------------------------------------------------------------------------------------------------------------------------------
NORMALIZED                                         $  66.6    $  .41      $67.2     $.38    $ 170.8     $ 1.21    $ 177.1    $ 1.21
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


a) In 1997, Kansas City Power & Light (KCPL) paid the company a $53 million termination fee which was recorded as other income in the first quarter of 1997. The payment was required when Western Resources Inc. and KCPL signed a definitive agreement to merge.

b) In 1997, the company recorded a provision for impaired assets of $26.5 million related to certain technology and royalty assets. In 1998, the company recorded a $27.7 million provision for impaired assets relating to certain retail gas marketing assets, termination of EnergyOne L.L.C., and the write-off of an independent power project.

c) In 1997, the company recorded a $5.0 million reserve against earnings for unfavorable gas supply contracts in the United Kingdom. In 1998, the company settled two above-market gas contracts at a net loss of $6.6 million. In addition, a court ruled against the company on a disputed gas supply contract requiring the company to record $6.8 million in interest related to the contract.

d) In 1997, the company retired, at a premium, $69.1 million of 10.5% debt. The transaction resulted in an extraordinary loss of $7.2 million, net of an income tax benefit of $4.5 million.

e) United Energy Limited (UEL) sold to the public 42% of its common stock resulting in a $45.3 million gain for UtiliCorp.

Normalized earnings or normalized income are terms used by management to describe the recurring earnings or income of the company. These terms are not meant to replace net income or other measures under generally accepted accounting principles.

ENERGY DELIVERY

The table below summarizes the operations of UtiliCorp Energy Delivery for the following periods:


                                                               Quarter Ended                 Six Months Ended
                                                                  June 30,                       June 30,
--------------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                          1998           1997           1998             1997
--------------------------------------------------------------------------------------------------------------------
Sales:
   Electric                                                 $158.7         $128.1        $ 286.7          $ 250.8
   Gas                                                       101.8          112.0          380.0            454.5
   Other                                                      54.2           54.1          113.4            129.4
   Purchases from Generation                                 (96.0)         (69.6)        (168.8)          (142.2)
--------------------------------------------------------------------------------------------------------------------
Total net sales                                              218.7          224.6          611.3            692.5
--------------------------------------------------------------------------------------------------------------------
Cost of sales:
   Electric                                                    3.3            3.3            7.1              7.2
   Gas                                                        53.0           59.3          233.8            297.1
   Other                                                      47.8           43.7           96.4            110.7
--------------------------------------------------------------------------------------------------------------------
Total cost of sales                                          104.1          106.3          337.3            415.0
--------------------------------------------------------------------------------------------------------------------
Gross profit                                                 114.6          118.3          274.0            277.5
--------------------------------------------------------------------------------------------------------------------
Operating expenses:
    Other operating                                           53.1           57.7          105.4            114.7
    Maintenance                                                8.2            6.3           14.9             12.6
    Taxes, other than income taxes                            12.5           12.8           25.9             26.8
    Depreciation and amortization                             19.8           17.1           43.3             34.5
    Provision for asset impairments                            2.5            -              2.5              -
--------------------------------------------------------------------------------------------------------------------
Total operating expenses                                      96.1           93.9          192.0            188.6
--------------------------------------------------------------------------------------------------------------------
Other income                                                    .7            1.7             .9              2.9
--------------------------------------------------------------------------------------------------------------------
EBIT                                                          19.2           26.1           82.9             91.8
Non-recurring items:
   Provision for asset impairments                             2.5            -              2.5              -
--------------------------------------------------------------------------------------------------------------------
Normalized EBIT                                             $ 21.7         $ 26.1        $  85.4          $  91.8
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


QUARTER-TO-QUARTER

Gross profit decreased $3.7 million in the 1998 quarter compared to 1997. This decrease is primarily due to unfavorable weather impacting Energy Delivery's gas service territories that reduced margin by $6.5 million, partially offset by favorable weather in its electric service areas of $4.1 million. Additionally, the Missouri rate reduction reduced margin by $2.0 million that began April 13, 1998. The total ordered decrease is $16.9 million plus $5.8 million in increased depreciation. The annual impact for 1998 will reduce EBIT by $16.3 million and $22.7 million in 1999 and beyond.

Operating expenses increased $2.2 million in the 1998 quarter compared to 1997. This increase is primarily due to a $2.5 million provision for an asset impairment charge recorded in 1998. See footnote 6 for more information.

YEAR-TO-DATE

Gross profit decreased $3.5 million in the 1998 six month period compared to the same period in 1997. Warmer than normal weather reduced gross profit by $9.0 million. This decrease was partially offset by a $4.8 million margin increase due to an increase in the number of customers. The 1998 period was also impacted by the rate reduction discussed in the quarter section above.

Operating expenses increased $3.4 million in the 1998 period compared to the same period in 1997. This increase is primarily due to the write-off of certain appliance repair assets of $2.5 million as referred to above.

GENERATION

The table below summarizes the operations of Generation for the following periods:


                                                            Quarter Ended                    Six Months Ended
                                                               June 30,                           June 30,
------------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                     1998              1997            1998              1997
------------------------------------------------------------------------------------------------------------------
Sales to affiliate and other                           $96.0             $69.6           $168.8            $142.2
Cost of sales                                           60.7              39.5            103.7              78.8
------------------------------------------------------------------------------------------------------------------
Gross profit                                            35.3              30.1             65.1              63.4
------------------------------------------------------------------------------------------------------------------
Operating expenses:
    Other operating                                     13.4              11.5             25.8              23.3
    Maintenance                                          4.3               3.9              7.6               7.5
    Taxes, other than income taxes                       1.7               1.7              3.6               3.5
    Depreciation and amortization                        4.3               4.4              9.0               7.9
    Provision for asset impairments                      6.5                 -              6.5                 -
------------------------------------------------------------------------------------------------------------------
Total operating expenses                                30.2              21.5             52.5              42.2
------------------------------------------------------------------------------------------------------------------
 Equity in earnings of investments and partnerships
                                                         6.7               7.6             15.6              15.0
Other income (expense)                                   (.1)                -                -                .3
------------------------------------------------------------------------------------------------------------------
EBIT                                                    11.7              16.2             28.2              36.5
Non-recurring items:
   Provision for asset impairments                       6.5                 -              6.5                 -
------------------------------------------------------------------------------------------------------------------
Normalized EBIT                                        $18.2             $16.2            $34.7             $36.5
------------------------------------------------------------------------------------------------------------------

EBIT by business subunit:
    Regulated power                                    $11.9              $9.1            $19.8             $22.8
   UtilCo Group                                          6.3               7.1             14.9              13.7
------------------------------------------------------------------------------------------------------------------
Total                                                  $18.2             $16.2            $34.7             $36.5
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------


QUARTER-TO-QUARTER

Generation's gross profit increased $5.2 million in the 1998 quarter compared to the 1997 quarter. This increase is primarily due to increased off-system power sales due to the heat wave in the Midwest in May and June and unexpected plant outages at other utilities.

Operating expenses increased $2.2 million in 1998 excluding the provision for asset impairments. This increase was attributable to increased incentive payroll and bad debt expense related to off-system sales.

Equity in earnings decreased $1.0 million in 1998 to 1997 primarily due to a project's contract change from long-run avoided cost to short-term avoided cost.

YEAR-TO-DATE

Generation's gross profit increased $1.7 million in 1998 compared to 1997. The increase is due to the favorable off-system margin discussed in the quarter section, partially offset by the impact of a lower transfer price between Generation and Energy Delivery.

Operating expenses increased $3.8 million in 1998 compared to 1997 due to increased incentive payroll, bad debt expense and transmission fees related to off-system sales.


Projected Capacity Shortage

The company projects that it will need approximately 1,000 mw's by 2001 to replace expiring purchased power contracts and to meet the growing power demands from regulated customers. The company is evaluating various alternatives that include building or contracting for this capacity shortage.

AQUILA ENERGY

The table below summarizes the operations of Aquila Energy for the following periods:


                                                                   Quarter Ended                    Six Months Ended
                                                                      June 30,                           June 30,
---------------------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                            1998              1997             1998              1997
---------------------------------------------------------------------------------------------------------------------------
Sales:
   Energy marketing                                          $1,905.2          $  988.9         $3,975.2          $2,135.0
   Aquila Gas Pipeline                                          265.7             208.4            502.9             481.6
---------------------------------------------------------------------------------------------------------------------------
Total sales                                                   2,170.9           1,197.3          4,478.1           2,616.6
---------------------------------------------------------------------------------------------------------------------------
Cost of sales:
   Cost of energy marketing                                   1,874.6             970.6          3,918.5           2,098.8
   Aquila Gas Pipeline                                          244.2             177.2            458.6             415.7
---------------------------------------------------------------------------------------------------------------------------
Total cost of sales                                           2,118.8           1,147.8          4,377.1           2,514.5
---------------------------------------------------------------------------------------------------------------------------
Gross profit                                                     52.1              49.5            101.0             102.1
---------------------------------------------------------------------------------------------------------------------------
Operating expenses:
   Operating and maintenance                                     30.9              25.8             56.6              50.7
   Depreciation, depletion and amortization                       7.6               7.0             15.0              12.9
   Provision for asset impairments                               10.7                 -             10.7              15.5
---------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                         49.2              32.8             82.3              79.1
---------------------------------------------------------------------------------------------------------------------------
Minority interest expense and other                               3.0               2.7              5.6               5.3
---------------------------------------------------------------------------------------------------------------------------
EBIT                                                              (.1)             14.0             13.1              17.7
Non-recurring items:
   Provision for asset impairments                               10.7                 -             10.7              15.5
---------------------------------------------------------------------------------------------------------------------------
Normalized EBIT                                              $   10.6          $   14.0         $   23.8          $   33.2
---------------------------------------------------------------------------------------------------------------------------

EBIT by business subunit:
   Energy marketing                                          $    4.2          $    (.2)        $   10.4          $    2.3
   Aquila Gas Pipeline                                            6.4              14.2             13.4              30.9
---------------------------------------------------------------------------------------------------------------------------
Total                                                           $10.6          $   14.0         $   23.8          $   33.2
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------


QUARTER-TO-QUARTER

Energy marketing's gross profit increased $12.3 million for the 1998 quarter compared to the 1997 quarter. Higher power marketing margins due to the June heat wave in the Midwest were partially offset by lower gas marketing performance carrying over from mild winter weather conditions. Power marketing volumes increased significantly from the prior year, reflecting the impact of the company's energy marketing trading growth strategies. Power marketing volumes increased 111% to 24.8 million mwhs compared to 11.7 million mwhs, while total gas marketing volumes increased 65% to 6.8 Bcf/d compared to 4.1 Bcf/d in 1997.

Partially offsetting the increased power marketing margins were decreased gas marketing margins. The lower margins were due to a trading strategy that did not perform as expected. The mild winter weather has kept gas storage levels relatively high, mitigating the effect summer gas storage buying could have on the market.

Gross profit from Aquila Gas Pipeline (AQP) decreased $9.7 million in 1998 compared to 1997. The decrease is primarily due to a 17% decline in natural gas liquids (NGL) prices, a 34% decrease in production and a 16% decline in throughput volumes. These declines were due to low oil prices that depressed NGL prices and reduced drilling activity in the Austin Chalk area.

Continued gross margin and EBIT declines relative to 1997 results are expected to continue for the remainder of the year.

Operating expenses adjusted for non-recurring items increased $5.7 million due to increased headcount to support the expanding energy marketing businesses.

YEAR-TO-DATE

Energy Marketing's gross profit increased $20.5 million for the 1998 period compared to the 1997 period. The margin increase is due to power marketing growth combined with margin increases in both gas and power term businesses. Partially offsetting these increases were lower gas marketing results due to a trading strategy that did not perform as expected as described in the quarter section above.

AQP's gross margin decreased $21.6 million due to a 26% decrease in NGL prices, a 31% decrease in NGL volumes and a 12% decrease in throughout volumes. See quarter section for reasons.

Operating expenses adjusted for non-recurring items increased $8.0 million in the 1998 period compared to the 1997 period primarily due to an increase in headcount to support the expansion of the energy marketing business.


TERMINATED SALE OF AQUILA GAS PIPELINE

On August 6, 1998, AQP announced that it is no longer considering selling the company. In March, AQP retained Merrill Lynch to explore various strategic alternatives, including the possible sale of AQP, and has determined that more value can be achieved through other means.

INTERNATIONAL


                                                        Quarter Ended                    Six Months Ended
                                                           June 30,                           June 30,
---------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                  1998             1997              1998             1997
---------------------------------------------------------------------------------------------------------------
Sales:
  Electric (Canada)                                 $ 19.8            $19.9            $ 42.9           $ 46.2
  Gas Marketing (primarily United
    Kingdom)                                          59.7             37.0             159.0            109.8
---------------------------------------------------------------------------------------------------------------
Total Sales                                           79.5             56.9             201.9            156.0
---------------------------------------------------------------------------------------------------------------
Cost of Sales:
  Cost of fuel and purchased power
    (Canada)                                           7.4              5.6              15.0             14.6
  Cost of gas marketing (United Kingdom)
                                                      62.8             35.3             161.5            113.4
---------------------------------------------------------------------------------------------------------------
Total Cost of sales                                   70.2             40.9             176.5            128.0
---------------------------------------------------------------------------------------------------------------
Gross Profit                                           9.3             16.0              25.4             28.0
---------------------------------------------------------------------------------------------------------------
Operating expenses:
  Operating and maintenance                            5.4              7.2              14.2             15.1
  Taxes, other than income taxes                       3.1              2.8               6.1              5.7
  Depreciation and amortization                        3.2              1.5               5.9              5.6
---------------------------------------------------------------------------------------------------------------
Total Expense                                         11.7             11.5              26.2             26.4
---------------------------------------------------------------------------------------------------------------
Equity earnings in subsidiaries and
   partnerships                                       54.4              9.1              68.2             22.8
Other income                                         (6.4)               .8             (5.6)              1.5
---------------------------------------------------------------------------------------------------------------
EBIT                                                  45.6             14.4              61.8             25.9
Non-recurring item :
  Gain on sale                                      (45.3)                -            (45.3)                -
  UK gas contracts reserve                            13.4                -              13.4              5.0
---------------------------------------------------------------------------------------------------------------
Normalized EBIT                                      $13.7            $14.4             $29.9            $30.9
---------------------------------------------------------------------------------------------------------------

EBIT by business subunit:
   Australia                                          $4.9             $6.6             $14.5            $16.0
   New Zealand                                         3.8              3.0               5.2              5.3
   United Kingdom                                       .9             (.2)              (.8)            (2.6)
   Canada                                              4.1              5.0              11.0             12.2
---------------------------------------------------------------------------------------------------------------
Normalized EBIT                                      $13.7            $14.4             $29.9            $30.9
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------


QUARTER-TO-QUARTER

International gross profit was about the same as in 1997 after normalizing the $6.6 million gas contract settlement in 1998. The Canadian operation was negatively impacted by milder weather which reduced margins in 1998 compared to 1997. The lower Canadian margin is partially offset by increased margin from the United Kingdom primarily due to the gas contract settlement.

United Gas, a wholly owned subsidiary in the United Kingdom recently obtained a new aggregation customer that will increase United Gas indirect customers by 206,000 in the fourth quarter of 1998. As of June 30, 1998, United Gas had approximately 280,000 indirect customers.

Operating expenses for international was about the same as the 1997 quarter.

The equity earnings in subsidiaries and partnerships includes the earnings from UtiliCorp's Australian and New Zealand operations. After adjusting for the gain on the initial public offering in Australia, the normalized equity earnings was $9.1 million, about the same as in 1997. The normalized 1998 amount reflects lower contributions from Australia due to a lower ownership percentage offset by higher contributions from New Zealand. The higher New Zealand earnings is due to a 4% year-over-year growth in Power New Zealand and Wel Energy's net income.

Other income reflects a $6.8 million interest accrual on a gas supply dispute. See footnote 4 for more information.

YEAR-TO-DATE

Normalized International gross profit was $32.0 million adjusted for the $6.6 million contract settlement compared to $33.0 million in the prior year adjusted for the $5.0 million gas contract reserve. Gross profit from Canada is lower by $3.8 million due to unfavorable weather and lower exchange rates. Partially offsetting this is higher margins from the United Kingdom.

In June 1998, the company acquired 6.9% of Power New Zealand Limited common stock for approximately $43 million. UtiliCorp now owns approximately 37.5% of Power New Zealand Limited.

ENERGYONE PARTNERSHIP

In April 1998, UtiliCorp and PECO Energy Company (PECO) agreed to disband the EnergyOne-SM- L.L.C. joint venture in recognition that a fully competitive marketplace did not materialize as originally anticipated. EnergyOne L.L.C. offered utilities a branded line of energy products and services and other consumer services, all of which could be billed together. With the pace of deregulation much slower than was assumed in its strategic plan, EnergyOne L.L.C. was unable to sell its concept to other utilities. In connection with the disbanding of EnergyOne L.L.C., the company recorded an $8.0 million reserve to cover severance costs, contract termination costs, and asset write-offs.

For the quarter ended June 30, 1998, the elimination of EnergyOne L.L.C., activities improved the company's EBIT by $5.2 million over 1997.


YEAR 2000

At year 2000, a two-digit date of "00" may not be recognized by computer systems, software applications, and certain operating controls developed in the 1970s and 1980s as the year 2000, causing systems to shut down or malfunction. UtiliCorp has established a Year 2000 Project Office to coordinate the Year 2000 efforts of teams in the company's operating units to ensure that its computer systems and applications will function properly beyond 1999. Many of the company's information systems and software are Year 2000 ready.

UtiliCorp is currently undergoing a major software system overhaul that when completed will consist of new financial, customer information and support systems. The financial system is installed and the customer information system is currently being installed on a phased plan. The customer information system is expected to be fully installed by 1999. These projects, known internally as "Project BTU" are expected to replace at least 80% of potentially affected software. Project BTU began in 1995 and was intended to update the company's internal support systems and to position the company to better serve its customers. Year 2000 compliance was incorporated into the scope of deliverables of Project BTU. Total expenditures for the new systems are estimated at approximately $190.6 million of which $123.0 million has been spent to date.

The Year 2000 Project Team (the Project Team) is also coordinating the identification and testing of non-information technology devices that may be impacted by the year 2000. The Project Team is expected to have the identification and testing phase completed by the end of 1998 and begin remediation in 1999. Concurrent with that phase it is expected that the Project Team will have developed a contingency plan to address unforeseen issues. At this time, the company does not have a contingency plan. Also, the company does not have an estimate of remediation costs for its non-information technology devices. The estimated cost of administering the Year 2000 efforts through the Project Office is approximately $1.6 million through 2000. The remediation of certain non-mission critical systems is expected to extend beyond 1999.

NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 established accounting and reporting standards for derivative instruments and hedging activities requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is required to be adopted for fiscal years beginning after June 15, 1999.

SFAS 133 will impact the company's hedging activities at Aquila Energy and Aquila Gas Pipeline, corporate treasury activities and foreign subsidiary trading activities. The impact of SFAS 133 has not been quantified.

PART II
OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The company held its annual meeting of shareholders on May 6, 1998. At the meeting, the following matters were voted on by the shareholders:

1.    Election of Directors:


      DIRECTOR                                       TERM                   FOR                 WITHHELD
      --------                                       ----                   ---                 --------
      John R. Baker                                 3 years              47,778,342              944,357
      Irvine O. Hockaday, Jr.                       3 years              47,849,012              873,687
      Stanley O. Ikenberry                          3 years              47,818,630              904,069


      Following the election, the Company's Board of Directors consisted of Mr. Richard C. Green, Jr.; Mr. John R. Baker; Mr. Herman Cain;
      Mr. Robert K. Green; Mr. Irvine O. Hockaday, Jr.; Dr. Stanley O. Ikenberry, Ph.D.; Mr. Robert F. Jackson, Jr.; Mr. L. Patton Kline; and Ms. Avis Green Tucker.

2. The shareholders voted 43,889,772 For, 3,846,303 Against and 986,624 Abstain to amend the Amended and Restated 1986 Stock incentive Plan to allow the issuance of an additional 2,000,000 shares pursuant to the Plan.

3. The shareholders voted 43,665,673 For, 3,864,246 Against, and 1,192,780 Abstain to amend the UtiliCorp United Inc. Annual and Long-Term Incentive Plan.

4. The shareholders voted 42,731,336 For, 5,101,985 Against, and 889,378 Abstain to amend the Certificate of Incorporation to increase the number of authorized shares of Common Stock to 200,000,000.

5. The shareholders voted 27,789,873 For, 12,970,919 Against, and 1,217,028 Abstain to amend the Certificate of Incorporation of the Company to allow the Board to designate voting rights for Preference Stock.

6. The shareholders voted 28,176,156 For, 12,775,250 Against, and 1,026,414 Abstain to amend the Certificate of Incorporation of the Company to increase the number of shares required to call a special meeting.

7. The shareholders voted 30,042,012 For, 10,593,529 Against and 1,342,280 Abstain to amend the Certificate of Incorporation of the Company to eliminate cumulative voting.

8. The shareholders voted 27,711,402 For, 12,991,791 Against, and 1,274,647 Abstain to amend the Certificate of Incorporation of the Company to provide for removal of board members only for cause.

ITEM 5. OTHER INFORMATION

The By-Laws of the Company provide that any stockholder who intends to bring any matter before a meeting of stockholders must deliver written notice of such stockholder's intent to the Company at least 60 days in advance of such meeting. The Company's Annual Meeting of Stockholders in 1999 is scheduled to be held on May 5, 1999. Accordingly, such notice must be received by the Company at least 60 days in advance of such date.


ITEM 6. EXHIBITS

(a)  LIST OF EXHIBITS:

           3.1 UtiliCorp United Inc. Amended and Restated By-Laws, adopted May 5, 1998.

           3.2 Certificate of Amendment of Certificate of Incorporation, dated May 12, 1998.

           10.1 Supplemental Executive Retirement Plan, Amended and Restated, effective as of January 1, 1998.

           10.2  Annual and Long-term Incentive Plan, as amended.

           10.3  Amended and Restated 1986 Stock Incentive Plan.

           10.4  Employment Agreement as amended for Richard C. Green.

           10.5  Employment Agreement as amended for Robert K. Green.

           12    Statements re computation of ratios.

           27.1  Financial Data Schedule--For the six months ended June 30,
                 1998.

           27.2  Financial Data Schedule -- For the six months ended June 30,
                 1997.

           27.3 Financial Data Schedule -- For the nine months ended September 30, 1997.

(b)  REPORTS ON FORM 8-K:

           The company filed no reports on Form 8-K for the quarter ended June 30, 1998.

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

UTILICORP UNITED INC.


By:     /s/ Richard C. Green, Jr.
        -------------------------
           Richard C. Green, Jr.
           Chairman of the Board and Chief Executive Officer

Date: August 14, 1998


By:     /s/ James S. Brook
        ------------------
           James S. Brook
           Vice President, Controller and Chief Accounting Officer

Date: August 14, 1998