Form 10-Q
period 1998-09-30
UTILICORP UNITED INC
filed 1998-11-10
CIK 66960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1998

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                                                  ---

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

CLASS                                          OUTSTANDING AT NOVEMBER 3, 1998

Common Stock, $1 par value                                53,753,800

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Information regarding the consolidated condensed financial statements is set forth on pages 3 through 14.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations can be found on pages 15 through 26.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

         Exhibits and Reports on Form 8-K can be found on page 27.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                              UTILICORP UNITED INC.
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME--UNAUDITED

                                                             Quarter Ended September 30,
DOLLARS IN MILLIONS                                           1998              1997
---------------------------------------------------------------------------------------
Sales                                                        $3,808.6          $2,256.5
Cost of sales                                                 3,560.9           2,019.5
---------------------------------------------------------------------------------------
GROSS PROFIT                                                    247.7             237.0
---------------------------------------------------------------------------------------
Operating, administrative and maintenance expense               149.6             142.6
Depreciation and amortization                                    37.2              32.6
---------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                           60.9              61.8
---------------------------------------------------------------------------------------
Other income (expense):
Equity in earnings from investments and partnerships             24.1              16.7
Other income                                                      3.9               5.3
Minority interest and other expense                              (3.3)             (5.8)
---------------------------------------------------------------------------------------
Total other income                                               24.7              16.2
---------------------------------------------------------------------------------------
EARNINGS BEFORE INTEREST AND TAXES                               85.6              78.0
---------------------------------------------------------------------------------------
Interest expense:
Interest expense - long-term debt                                27.7              28.2
Interest expense - short-term debt                                6.9               3.9
Minority interest in income of partnership                        2.2               2.2
---------------------------------------------------------------------------------------
Total interest  expense                                          36.8              34.3
---------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                                     48.8              43.7
Income taxes                                                     20.3              18.8
---------------------------------------------------------------------------------------
NET INCOME                                                       28.5              24.9
---------------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR COMMON SHARES                         $   28.5          $   24.9
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.

                              UTILICORP UNITED INC.
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME--UNAUDITED

                                                                  Nine Months Ended
                                                                    September 30,
DOLLARS IN MILLIONS                                           1998               1997
--------------------------------------------------------------------------------------
Sales                                                        $9,269.0         $5,866.2
Cost of sales                                                 8,557.6          5,158.3
--------------------------------------------------------------------------------------
GROSS PROFIT                                                    711.4            707.9
--------------------------------------------------------------------------------------
Operating, administrative and maintenance expense               412.4            411.6
Depreciation and amortization                                   110.3             95.7
Provision for asset impairments                                  27.7             26.5
--------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                          161.0            174.1
--------------------------------------------------------------------------------------
Other income (expense):
Equity in earnings from investments and partnerships            107.3             54.1
Merger termination fee                                            -               53.0
Other income                                                     15.3             12.2
Minority interest and other expense                             (23.0)           (18.4)
--------------------------------------------------------------------------------------
Total other income                                               99.6            100.9
--------------------------------------------------------------------------------------
EARNINGS BEFORE INTEREST AND TAXES                              260.6            275.0
--------------------------------------------------------------------------------------
Interest expense:
Interest expense - long-term debt                                88.9             85.7
Interest expense - short-term debt                               10.8              8.5
Minority interest in income of partnership                        6.7              6.7
--------------------------------------------------------------------------------------
Total interest  expense                                         106.4            100.9
--------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                                    154.2            174.1
Income taxes                                                     58.9             71.0
--------------------------------------------------------------------------------------
EARNINGS BEFORE EXTRAORDINARY ITEM                               95.3            103.1
Loss on extinguishment of debt (net of income tax of $4.5)        -                7.2
--------------------------------------------------------------------------------------
NET INCOME                                                       95.3             95.9
Preference dividends                                              -                 .3
--------------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR COMMON SHARES                         $   95.3         $   95.6
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.

                              UTILICORP UNITED INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                               September 30,      December 31,
DOLLARS IN MILLIONS                                                 1998              1997
----------------------------------------------------------------------------------------------
ASSETS                                                          (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                     $  166.2         $    89.5
     Funds on deposit                                                  35.0              31.5
     Accounts receivable, net                                       1,031.1           1,165.1
     Inventories and supplies, at average cost                        217.4             134.6
     Price risk management assets                                     109.1             121.5
     Prepayments and other                                             44.5              72.2
----------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                1,603.3           1,614.4
----------------------------------------------------------------------------------------------
Property, plant and equipment, net                                  2,492.1           2,480.3
Investments in subsidiaries and partnerships                          672.6             691.2
Price risk management assets                                          183.7             161.5
Deferred charges                                                      158.2             166.1
----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                       $5,109.9          $5,113.5
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                         $    79.3         $   149.6
     Short-term debt                                                  383.8             113.8
     Accounts payable                                               1,248.9           1,356.3
     Accrued liabilities                                               72.4              13.8
     Price risk management liabilities                                125.9             123.7
     Other current liabilities                                         87.2              52.7
----------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                           1,997.5           1,809.9
----------------------------------------------------------------------------------------------
LONG-TERM LIABILITIES:
     Long-term debt, net                                            1,231.0           1,358.6
     Deferred income taxes and credits                                380.3             362.7
     Price risk management liabilities                                147.4             170.5
     Minority interest                                                 57.9              59.0
     Other deferred credits                                           101.1              89.2
----------------------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                         1,917.7           2,040.0
----------------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable preferred securities
      of partnership                                                  100.0             100.0
Common shareowners' equity                                          1,094.7           1,163.6
Commitments and contingencies
----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                          $5,109.9          $5,113.5
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.

                              UTILICORP UNITED INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME--UNAUDITED

                                                         Three Months Ended         Nine Months Ended
                                                           September 30,              September 30,
--------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                      1998         1997          1998           1997
--------------------------------------------------------------------------------------------------------

Net Income                                                $28.5        $24.9        $95.3          $95.9

Other comprehensive income (loss)
       Unrealized translation adjustments                 (10.3)        (4.7)       (26.5)         (10.4)
---------------------------------------------------------------------------------------------------------

Comprehensive Income                                      $18.2        $20.2        $68.8          $85.5
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------


         CONSOLIDATED CONDENSED STATEMENTS OF COMMON SHAREOWNERS' EQUITY

                                                                          September 30,     December 31,
DOLLARS IN MILLIONS                                                             1998              1997
--------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
  Common Stock: authorized 200,000,000 shares, par value
         $1 per share; 53,753,800 shares issued at September 30,
     1998 and December 31, 1997; authorized 20,000,000 shares of Class A common stock, par value $1 per share, none issued
                                                                               $  53.8          $  53.8
Premium on Capital Stock                                                         986.6            999.1
Retained Earnings                                                                175.4            152.8
Treasury Stock, at cost (1,619,251 and 235,075 shares at September 30,
    1998 and December 31, 1997, respectively)                                    (63.3)           (10.8)
Accumulated Other Comprehensive Losses                                           (57.8)           (31.3)
--------------------------------------------------------------------------------------------------------
TOTAL COMMON SHAREOWNERS' EQUITY                                              $1,094.7         $1,163.6
--------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.

                              UTILICORP UNITED INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED

                                                                                    Nine Months Ended
                                                                                      September 30,
DOLLARS IN MILLIONS                                                                1998            1997
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                     $95.3            $95.9
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation, depletion and amortization                                  110.3             95.7
         Net changes in price risk management assets and liabilities               (30.7)           (12.4)
         Deferred income taxes and credits                                          17.6             30.7
         Equity in earnings from investments and partnerships                      (81.7)           (54.1)
         Dividends from investments and partnerships                                25.3             25.0
         Minority interests                                                          2.0              5.3
         Gain on sale of subsidiary stock                                          (25.5)             -
         Provision for asset impairments                                            27.7             26.5
         Loss on extinguishment of debt                                              -                7.2
         Changes in certain assets and liabilities:
             Accounts receivable, net                                              139.5             33.1
             Accounts receivable, sold                                               -               45.0
             Inventories and supplies                                              (82.8)           (30.4)
             Prepayments and other                                                  27.7            (20.5)
             Deferred charges, net                                                   7.9              8.2
             Accounts payable                                                     (107.4)            91.6
             Accrued liabilities, net                                               58.6              1.7
             Other                                                                  41.1            (59.6)
----------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                              224.9            288.9
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital additions                                                         (89.4)          (117.0)
         Redemption of investment in debt securities                               100.1              -
         Investments in international businesses                                   (82.6)            (3.6)
         Other                                                                     (43.3)           (28.4)
-----------------------------------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                                                (115.2)          (149.0)
-----------------------------------------------------------------------------------------------------------

                              UTILICORP UNITED INC.
      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED, CONTINUED

                                                               Nine Months Ended
                                                                 September 30,
DOLLARS IN MILLIONS                                         1998             1997
------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Issuance of common stock                        $     -              $13.2
         Treasury stock (acquired)/sold                      (52.5)             2.6
         Issuance of long-term debt                           26.4             20.1
         Retirement of long-term debt                       (179.7)          (106.5)
         Retirement of preference stock                        -              (25.0)
         Short-term borrowings (repayments), net             257.8              (.1)
         Cash dividends paid                                 (72.7)           (71.0)
         Other                                               (12.3)            (1.3)
------------------------------------------------------------------------------------
CASH USED FOR FINANCING ACTIVITIES                           (33.0)          (168.0)
------------------------------------------------------------------------------------
Increase  in cash and cash equivalents                        76.7            (28.1)
Cash and cash equivalents at beginning of period              89.5            137.1
------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $166.2           $109.0
------------------------------------------------------------------------------------

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

                              UTILICORP UNITED INC.
                         NOTES TO CONSOLIDATED CONDENSED
                         FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


2.       EARNINGS PER SHARE

         The following table shows the amounts used in computing basic and dilutive earnings per share and the effect on income and weighted average number of shares of dilutive potential common stock for the three months and nine months ending September 30, 1998 and 1997.

                                                              Three Months              Nine Months
                                                                Ended                      Ended
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                         September 30,             September 30,
--------------------------------------------------------------------------------------------------------
                                                            1998         1997         1998         1997
--------------------------------------------------------------------------------------------------------

Earnings available for common shares                       $28.5       $24.9         $95.3        $95.6
Interest expense on convertible bonds                          -          .1            .2           .2
--------------------------------------------------------------------------------------------------------
Earnings available for common shares after
   assumed conversion of dilutive securities               $28.5       $25.0         $95.5        $95.8
--------------------------------------------------------------------------------------------------------

Earnings per share:
  Basic:
    Earnings before extraordinary item                      $.55        $.46         $1.80        $1.91
    Loss on retirement of debt                                 --          --            --        (.13)
--------------------------------------------------------------------------------------------------------
    Earnings available for common shares                    $.55        $.46         $1.80        $1.78
--------------------------------------------------------------------------------------------------------

  Diluted:
    Earnings before extraordinary item                      $.54        $.46         $1.77        $1.91
    Loss on retirement of debt                                 --          --            --        (.13)
--------------------------------------------------------------------------------------------------------
    Earnings available for common shares                    $.54        $.46         $1.77        $1.78
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

Weighted average number of common shares
   used in basic EPS                                       52.20       53.76         53.06        53.56
 Per Share effect of dilutive securities:
    Stock options                                            .55         .08           .60          .09
    Convertible bonds                                        .23         .25           .23          .27
--------------------------------------------------------------------------------------------------------
Weighted number of common shares and dilutive
   potential common shares used in diluted EPS             52.98       54.09         53.89        53.92
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

                              UTILICORP UNITED INC.
                         NOTES TO CONSOLIDATED CONDENSED
                         FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


3.       REGULATORY MATTER

         In March 1998, the Missouri Public Service Commission ordered the company to reduce its annual electric rates in Missouri by $16.9 million and increase depreciation expense by $5.8 million beginning in April 1998. The impact of this order will reduce EBIT by $16.3 million in 1998 and reduce EBIT by $22.7 million in 1999 and beyond.

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

         In a court ruling, a judge ordered United Gas to pay the gas cost amount in accordance with the contract. In addition, United Gas is required to pay interest to the supplier on the $38 million. This is estimated at approximately $6.8 million.

         In June 1998, UtiliCorp paid $25.6 million to a third party to cancel two take-or-pay contracts effective April 1, 1998, that required the company to take gas at significantly above market prices until 2005. The third party also canceled UtiliCorp's obligations under a guarantee related to the contracts. Between 1995 and 1997, the company reserved $19.0 million against the estimated future losses on these contracts resulting in an additional net settlement loss of $6.6 million.

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

6.       PROVISION FOR ASSET IMPAIRMENTS

Retail Gas Marketing Assets

         As part of a strategic planning process that was concluded in June, the company's retail strategy was integrated into the company's networks and energy merchant strategies. This strategy change altered the business plan for certain retail businesses that were marginal performers. In addition, certain retail gas marketers were acquired under a strategic plan that assumed that retail markets would be competitive; however, the retail market remains regulated. Given this business environment, the cash flows from these businesses will not fully recover the price paid for the assets, requiring a writedown of $13.2 million. This writedown is comprised of the following items.

         Retail gas marketing assets                            $10.7
         Other                                                    2.5
                                                                -----
         Total                                                  $13.2
                                                                -----

Independent Power Project (IPP) Investment

         As part of a strategic evaluation, the company determined that its IPP assets are not part of its core businesses and it is now in the process of considering various alternatives. Through this strategic planning process, a project-by-project review was performed and it was determined that the cash flow from one of the IPP projects was not sufficient to recover invested capital. As a result, a $6.5 million impairment was recorded.

EnergyOne L.L.C. Liquidation

         In April 1998, UtiliCorp and PECO Energy Company (PECO) agreed to disband the EnergyOne-SM- L.L.C. joint venture in recognition that a fully competitive marketplace did not materialize as originally anticipated. EnergyOne L.L.C. offered utilities a branded line of energy products and services and other consumer services, all of which could be billed together. With the pace of deregulation much slower than was assumed in its strategic plan, EnergyOne L.L.C. was unable to sell its concept to other utilities. In connection with the disbanding of EnergyOne L.L.C., the company recorded an $8.0 million reserve to cover severance costs, contract termination costs, and asset write-offs. The company is continuing to use the EnergyOne brand in its own utility service territories.

7.    NEW ZEALAND ACQUISITION

         In October 1998, the company acquired an additional 41% interest in Power New Zealand Limited's (PNZ) common stock for approximately $206 million. The company's total ownership in PNZ after the additional investment is 78.6%. Concurrent with this acquisition, the company sold its 39.6% interest in WEL Energy Group and bought out the minority shareholder in the company's New Zealand subsidiary. The acquisition will be recorded as a purchase.

8.  REPORTABLE SEGMENT RECONCILIATION

                                 Quarter Ended               Nine Months Ended
                                 September 30,                 September 30,
-----------------------------------------------------------------------------------
DOLLARS IN MILLIONS             1998           1997           1998           1997
-----------------------------------------------------------------------------------
Sales:

Energy Delivery                  $214.5         $203.2         $825.9       $895.7
Generation                        117.0           91.6          285.8        233.8
Aquila Gas Pipeline               202.7          254.3          705.9        736.0
Aquila Energy Marketing         3,197.1        1,650.4        7,172.0      3,785.4
International                      78.8           55.8          280.7        211.8
Corporate/Other                   (1.5)            1.2          (1.3)          3.5
-----------------------------------------------------------------------------------

Total                          $3,808.6       $2,256.5       $9,269.0     $5,866.2
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

EBIT

Energy Delivery                   $34.4          $29.8         $117.4       $121.6
Generation                         30.8           20.0           59.0         56.5
Aquila Gas Pipeline                 2.0           10.5           14.7         33.3
Aquila Energy Marketing            11.5           12.3           11.9          7.2
International                      14.1           14.6           75.9         40.4
Corporate/Other                   (7.2)          (9.2)         (18.3)         16.0
-----------------------------------------------------------------------------------

Total                             $85.6          $78.0         $260.6       $275.0
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

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

         The company uses its $280 million accounts receivable sales programs to efficiently manage its working capital and provide immediate liquidity. These programs were fully utilized at September 30, 1998. In addition to the accounts receivable sales program, the company can issue up to $150 million of commercial paper which is supported by a $250 million revolving credit agreement. The company had $120 million of commercial paper borrowings at September 30, 1998. The company anticipates that it will pursue loaning funds to third parties prospectively to underwrite energy related contracts with Aquila Energy.

SIGNIFICANT BALANCE SHEET MOVEMENTS

         Total assets decreased $3.6 million since December 31, 1997. Working capital, defined as current assets minus current liabilities excluding interest-bearing debt, increased to $68.9 million compared to $67.9 million. The company's inventory balance increased $82.8 million primarily due to additional gas in storage for the upcoming winter heating season. The additional inventory is held by Aquila Energy and will be used for non-regulated purposes.

          Cash balances also increased by $76.7 million at September 30, 1998, compared to December 31, 1997, primarily related to the timing of scheduled payments over the reporting date. The increases in current assets mentioned above is partially offset by increases in accrued liabilities of $58.6 million and other liabilities of $34.5 million. These increases are due to changes related to gas costs and timing of tax payments.

         Short and long-term debt increased $72.1 million at September 30, 1998, compared to December 31, 1997, primarily due to settling gas supply contracts, acquiring common stock and acquisition of additional ownership interest in Power New Zealand last June.

         Common shareholders equity decreased by $68.9 million at September 30, 1998, compared to December 31, 1997 due to acquiring treasury shares and depreciating foreign currencies. The company acquired its common stock to fund its existing stock plans and other corporate purposes.

RESULTS OF OPERATIONS

         The results of operations for the 1998 and 1997 periods have been impacted by several items which do not have a continuing effect on the company's financial position or results of operations. The consolidated table below summarizes the impact of the non-recurring items on earnings before interest and taxes (EBIT) and diluted earnings per share (EPS).

                                             Quarters Ended September 30,       Nine Months Ended September 30,
---------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                             1998             1997              1998               1997
---------------------------------------------------------------------------------------------------------------
                                            EBIT     EPS     EBIT     EPS      EBIT      EPS      EBIT     EPS
----------------------------------------------------------------------------------------------------------------
AS REPORTED                                  $85.6    $.54    $78.0    $.46    $260.6    $1.77    $275.0   $1.78

NON-RECURRING ITEMS:
Merger termination fee (a)                       -       -        -       -         -        -    (53.0)   (.61)
Provision for asset impairments (b)              -       -        -       -      27.7      .30      26.5     .30
UK contract settlements (c)                      -       -        -       -      13.4      .15       6.5     .07
Loss on extinguishment of debt (d)               -       -        -       -         -        -         -     .13
Australia Initial Public Offering (e)            -       -        -       -    (45.3)    (.47)         -       -
----------------------------------------------------------------------------------------------------------------
NORMALIZED                                   $85.6    $.54    $78.0    $.46    $256.4    $1.75    $255.0   $1.67
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

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

e) In 1998, United Energy Limited (UEL) sold to the public 42% of its common stock resulting in a $45.3 million gain for UtiliCorp.

         Normalized earnings or normalized income are terms used by management to describe the recurring earnings or income of the company. These terms are not meant to replace net income or other measures under generally accepted accounting principles.

ENERGY DELIVERY

The table below summarizes the operations of UtiliCorp Energy Delivery for the following periods:

                                                   Quarter Ended            Nine Months Ended
                                                   September 30,              September 30,
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                             1998          1997          1998          1997
-----------------------------------------------------------------------------------------------
Sales:
   Electric                                       $205.9       $173.7        $492.8     $424.5
   Gas                                              65.4         69.7         445.4      524.2
   Other                                            60.2         51.4         173.5      180.8
   Purchases from Generation                      (117.0)       (91.6)       (285.8)    (233.8)
-----------------------------------------------------------------------------------------------
Total net sales                                    214.5        203.2         825.9      895.7
-----------------------------------------------------------------------------------------------
Cost of sales:
   Electric                                          3.5          3.2          10.6       10.5
   Gas                                              28.1         32.4         262.0      329.5
   Other                                            48.5         43.7         144.9      154.3
-----------------------------------------------------------------------------------------------
Total cost of sales                                 80.1         79.3         417.5      494.3
-----------------------------------------------------------------------------------------------
Gross profit                                       134.4        123.9         408.4      401.4
-----------------------------------------------------------------------------------------------
Operating expenses:
    Other operating                                 56.2         56.2         161.6      171.0
    Maintenance                                      9.2          7.7          24.1       20.3
    Taxes, other than income taxes                  14.5         14.7          40.4       41.5
    Depreciation and amortization                   20.4         17.7          63.6       49.6
    Provision for asset impairments                  -            -             2.5        2.5
-----------------------------------------------------------------------------------------------
Total operating expenses                           100.3         96.3         292.2      284.9
-----------------------------------------------------------------------------------------------
Other income                                          .3          2.2           1.2        5.1
-----------------------------------------------------------------------------------------------
EBIT                                                34.4         29.8         117.4      121.6
Non-recurring items:
   Provision for asset impairments                   -            -             2.5        2.5
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
Normalized EBIT                                    $34.4        $29.8        $114.9     $119.1
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

QUARTER-TO-QUARTER

         Normalized EBIT increased $4.6 million or 15%, in the 1998 quarter compared to 1997. This increase is primarily due to favorable weather and increased usage of $7.5 million, a $3.1 million increase related to customer growth and a $2.2 million increase related to a recovery plan to mitigate mild winter weather experienced in the first quarter. The recovery plan primarily consists of delays of certain expenditures and other discretionary actions. Offsetting part of these increases was the Missouri rate reduction which reduced EBIT by $8.2 million. The total ordered decrease is $16.9 million plus $5.8 million in increased depreciation. The annual impact for 1998 will reduce EBIT by $16.3 million and $22.7 million in 1999 and beyond.

YEAR-TO-DATE

         Normalized EBIT decreased $4.2 million in the 1998 period compared to the 1997 period. This decrease is due to milder than normal weather which reduced EBIT by $6.9 million in 1998 compared to 1997, reduced electric rates in Missouri which decreased EBIT by $10.3 million partially offset by an increase to EBIT for customer growth and usage of $15.9 million and the impacts of the recovery plan discussed above.

         In the second quarter of 1998, a $2.5 million provision for an asset impairment was recorded. See footnote 6 for more information.

GENERATION

The table below summarizes the operations of Generation for the following periods:

                                              Quarter Ended              Nine Months Ended
                                              September 30,                September 30,
---------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                        1998           1997           1998           1997
---------------------------------------------------------------------------------------------

Sales to affiliate and other                  $117.0          $91.6         $285.8     $233.8
Cost of sales                                   71.9           55.0          175.6      133.7
---------------------------------------------------------------------------------------------
Gross profit                                    45.1           36.6          110.2      100.1
---------------------------------------------------------------------------------------------
Operating expenses:
    Other operating                             14.5           12.2           40.3       35.5
    Maintenance                                  3.0            4.1           10.6       11.6
    Taxes, other than income taxes               1.7            1.7            5.3        5.2
    Depreciation and amortization                6.7            4.1           15.7       12.1
    Provision for asset impairments                -              -            6.5          -
---------------------------------------------------------------------------------------------
Total operating expenses                        25.9           22.1           78.4       64.4
---------------------------------------------------------------------------------------------
Equity  in  earnings  of  investments
  and partnerships                              11.6            5.5           27.2       20.5
Other income (expense)                             -              -              -         .3
---------------------------------------------------------------------------------------------
EBIT                                            30.8           20.0           59.0       56.5
Non-recurring items:
   Provision for asset impairments                 -              -            6.5          -
---------------------------------------------------------------------------------------------
Normalized EBIT                                $30.8          $20.0          $65.5      $56.5
---------------------------------------------------------------------------------------------

EBIT by business subunit:
    Regulated power                            $19.6          $15.0          $39.5      $37.7
    IPP                                         11.2            5.0           26.0       18.8
---------------------------------------------------------------------------------------------
Total                                          $30.8          $20.0          $65.5      $56.5
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

QUARTER-TO-QUARTER

         Normalized EBIT increased $10.8 million in the 1998 quarter compared to the 1997 quarter. Approximately $6.2 million of the increase is from the IPP business and the remaining from regulated power. EBIT from the IPP business was positively impacted by a $3.6 million gain on the partial sale of an IPP project, the impact of a generator failure at a project in 1997 and improved project performance at various projects.

         Regulated Power's EBIT increased $4.6 million due to increased demand for power from Energy Delivery and for power sold off-system.

YEAR-TO-DATE

         Normalized EBIT increased $9.0 million in the 1998 period compared to the 1997 period. This increase is primarily due to the factors outlined in the quarter discussion above.

Projected Capacity Requirements

         The company projects that it will need approximately 500 mw's by 2001 to replace expiring purchased power contracts and to meet the growing power demands from regulated customers. The company is evaluating various alternatives that include building or contracting for this additional capacity.

AQUILA ENERGY

The table below summarizes the operations of Energy Marketing and Aquila Gas Pipeline for the following periods:

                                                     Quarter Ended                  Nine Months Ended
                                                     September 30,                    September 30,
-----------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                               1998           1997           1998           1997
-----------------------------------------------------------------------------------------------------
Sales:
   Energy marketing                                $3,197.1       $1,650.4       $7,172.0    $3,785.4
   Aquila Gas Pipeline                                202.7          254.3          705.9       736.0
-----------------------------------------------------------------------------------------------------
Total sales                                         3,399.8        1,904.7        7,877.9     4,521.4
-----------------------------------------------------------------------------------------------------
Cost of sales:
   Cost of energy marketing                         3,162.5        1,615.1        7,080.7     3,713.9
   Aquila Gas Pipeline                                184.6          226.9          643.5       642.7
-----------------------------------------------------------------------------------------------------
Total cost of sales                                 3,347.1        1,842.0        7,724.2     4,356.6
-----------------------------------------------------------------------------------------------------
Gross profit                                           52.7           62.7          153.7       164.8
-----------------------------------------------------------------------------------------------------
Operating expenses:
    Operating and maintenance                          31.8           30.5           88.4        81.3
    Depreciation, depletion and                         7.4            7.0           22.4        19.9
      amortization
    Provision for asset impairments                       -              -           10.7        15.5
-----------------------------------------------------------------------------------------------------
Total operating expenses                               39.2           37.5          121.5       116.7
-----------------------------------------------------------------------------------------------------
Minority interest expense and other                       -            2.4            5.6         7.6
-----------------------------------------------------------------------------------------------------
EBIT                                                   13.5           22.8           26.6        40.5
Non-recurring items:
   Provision for asset impairments                        -              -           10.7        15.5
-----------------------------------------------------------------------------------------------------
Normalized EBIT                                       $13.5          $22.8          $37.3       $56.0
-----------------------------------------------------------------------------------------------------

EBIT by business subunit:
   Energy marketing                                   $11.5          $12.3          $21.9       $14.6
   Aquila Gas Pipeline                                  2.0           10.5           15.4        41.4
-----------------------------------------------------------------------------------------------------
Total                                                 $13.5          $22.8          $37.3       $56.0
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

QUARTER-TO-QUARTER

         Aquila Energy's normalized EBIT for the 1998 quarter decreased by $9.3 million compared to the 1997 quarter. Approximately $8.5 million of this decrease is attributable to the Aquila Gas Pipeline (AQP) operation.

         AQP's EBIT was adversely impacted in 1998 by a $.09 per gallon or 28% decline in natural gas liquid (NGL) prices between the quarters stemming from the downward pricing trend that has occurred all year. NGL prices tend to move directly with oil prices which have fallen in 1998 compared to 1997. In addition to NGL prices, NGL production volumes have decreased by 14,000 gallons per day or 37%. The NGL production decline is due to several factors. The type of wells currently being drilled in the Austin Chalk, AQP's primary gathering area, are deeper wells which produce dryer gas and less NGL's. In addition, AQP is voluntarily bypassing lower NGL content gas due to the low NGL prices. NGL prices and production volumes are expected to continue to be lower than in 1997 during the fourth quarter.

         Energy Marketing's EBIT in 1998 was slightly below 1997 EBIT. A growing proportion of EBIT is now coming from longer term contracts which is expected to continue through the fourth quarter. During the quarter, EBIT from Power Trading continued to post marked increases over 1997 results. Power volumes increased 80% in the 1998 quarter compared to 1997.

         The strong power marketing results in 1998 were offset by lower gas marketing compared to 1997. In 1997, gas marketing had strong results and the pricing environment provided profitable opportunities. In 1998, the pricing environment was less volatile providing less opportunities than in 1997. Gas marketing volumes have increased 32% to 9.5 billion cubic feet per day compared to 7.2 billion cubic feet per day. The large volume increases in gas and power marketing caused sales and cost of sales to increase in 1998 over 1997. The results from gas marketing and power marketing can vary from quarter to quarter. The company manages the risk of earnings fluctuations by having multiple portfolios that pertain to products, regions, and commodities. Through a diverse total portfolio, earnings volatility is believed to be mitigated.

YEAR-TO-DATE

         Aquila Energy's normalized EBIT in the 1998 period decreased by $18.7 million compared to the same period in 1997. The decrease is due to a $26.0 million decrease in AQP's EBIT. AQP's EBIT decreased due to a 26% decline in NGL prices, a 33% decline in NGL production and a 7% decline in throughput volumes. The declines in NGL prices and production are for similar reasons discussed in the quarter section. The decline in pipeline throughput volumes was due to less drilling activity in AQP's gathering area resulting from lower commodity prices. The throughput volumes in the third quarter of 1998 were 3% better than in 1997.

         Energy Marketing EBIT increased $7.3 million in the 1998 period compared to 1997. The increase relates primarily to the strong second quarter performance from power marketing partially offset by lower gas marketing results. In the second quarter, power prices were very volatile resulting from hot temperatures, particularly in June. This pricing volatility environment presented a positive opportunity to take profitable positions in the market. In addition to strong power marketing results in 1998, the portfolio value was enhanced by changes in the credit quality of certain counterparties and regulatory changes.

TERMINATED SALE OF AQUILA GAS PIPELINE

         On August 6, 1998, AQP announced that it is no longer considering selling the company. In March, AQP retained Merrill Lynch to explore various strategic alternatives, including the possible sale of AQP, and has determined that more value can be achieved through other means.

INTERNATIONAL

                                            Quarter Ended               Nine Months Ended
                                            September 30,                 September 30,
-------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                      1998          1997           1998           1997
-------------------------------------------------------------------------------------------
Sales:
  Electric (Canada)                         $20.7          $20.2          $63.6      $66.4
  Gas Marketing (primarily United
    Kingdom)                                 58.1           35.6          217.1      145.4
-------------------------------------------------------------------------------------------
Total Sales                                  78.8           55.8          280.7      211.8
-------------------------------------------------------------------------------------------
Cost of Sales:
  Cost of fuel and purchased
    power   (Canada)                          7.4            6.2           22.5       20.8
  Cost of gas marketing (United
    Kingdom)                                 54.1           35.4          215.5      148.9
-------------------------------------------------------------------------------------------
Total Cost of sales                          61.5           41.6          238.0      169.7
-------------------------------------------------------------------------------------------
Gross Profit                                 17.3           14.2           42.7       42.1
-------------------------------------------------------------------------------------------
Operating expenses:
  Operating and maintenance                   7.3            7.7           21.5       22.8
  Taxes, other than income taxes              3.0            2.9            9.2        8.6
  Depreciation and amortization               2.7            2.7            8.6        8.3
-------------------------------------------------------------------------------------------
Total Expense                                13.0           13.3           39.3       39.7
-------------------------------------------------------------------------------------------
Equity earnings in subsidiaries
  and partnerships                            8.9           11.5           77.2       34.3
Other income                                   .9            2.2          (4.7)        3.7
-------------------------------------------------------------------------------------------
EBIT                                         14.1           14.6           75.9       40.4
Non-recurring item :
  Gain on sale                                  -              -         (45.3)          -
  UK gas contracts reserve                      -              -           13.4        5.0
-------------------------------------------------------------------------------------------
Normalized EBIT                             $14.1          $14.6          $44.0      $45.4
-------------------------------------------------------------------------------------------

EBIT by business subunit:
   Australia                                 $4.9           $7.0          $19.4      $23.0
   New Zealand                                2.9            2.5            8.1        7.8
   United Kingdom                             1.2          (2.1)             .4       (4.7)
   Canada                                     5.1            7.2           16.1       19.3
-------------------------------------------------------------------------------------------
Normalized EBIT                             $14.1          $14.6          $44.0      $45.4
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

QUARTER-TO-QUARTER

         Normalized EBIT in the 1998 quarter was $.5 million below the 1997 quarter. The decrease is due to the lower ownership interest in Australia stemming from the initial public offering in May (discussed in more detail below) and lower earnings from short-term investments in Canada.

         EBIT was favorably impacted by increased earnings from the United Kingdom (UK) related to increased commodity trading margins, increased number of customers and the settlement of the Midlands gas contracts.

         The UK operation continues to expand its indirect customers in 1998. For the 1998 quarter compared to the 1997 quarter, UK's customers in 1998 increased 264,000 to 334,000 over the same period last year. In October, the UK obtained two new customers that will increase its indirect customers to nearly 1 million which reflects the success of the strategy the UK revised last fall to provide transportation risk management services to retail gas aggregators.

YEAR-TO-DATE

         International's normalized EBIT in 1998 was slightly below 1997. This decrease is due to the impact of the initial public offering in Australia which reduced the company's ownership interest in United Energy Limited from 49.9% to 34%. This ownership change reduces 1998 EBIT from Australia when compared to 1997. Prior to the initial public offering, United Energy Limited paid off certain loans to UtiliCorp which reduced interest expense. In terms of earnings per share, the results of the initial public offering and debt paydown should offset and not impact earnings per share from Australia. As part of the initial public offering, the company recorded a $45.3 million pretax gain in equity earnings. The year-to-date periods were also effected by the items discussed above for the quarter.

AUSTRALIAN DEREGULATION

         The electricity industry in Victoria, Australia is being deregulated in phases according to annual energy use with the largest customers becoming contestable first. As of September 30, 1998, all customers with annual usage greater than 160 mwh are able to choose their electricity supplier. On January 1, 2001, all remaining customers will become contestable. Concurrent with full deregulation, the tariff rates are expected to decrease, lowering Australia's EBIT contribution to UtiliCorp in 2001 compared to earlier years.

ENERGYONE PARTNERSHIP

         In April 1998, UtiliCorp and PECO Energy Company (PECO) agreed to disband the EnergyOne L.L.C. joint venture in recognition that a fully competitive marketplace did not materialize as originally anticipated. EnergyOne L.L.C. offered utilities a branded line of energy products and services and other consumer services, all of which could be billed together. With the pace of deregulation much slower than was assumed in its strategic plan, EnergyOne L.L.C. was unable to sell its concept to other utilities. In connection with the disbanding of EnergyOne L.L.C., the company recorded an $8.0 million reserve to cover severance costs, contract termination costs, and asset write-offs.

         For the quarter ended September 30, 1998, the elimination of EnergyOne L.L.C. activities improved the company's EBIT by $3.2 million over 1997.

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

         Many of the company's information systems and software are Year 2000 ready. UtiliCorp has undergone a major software system overhaul that consists of new financial, customer information and support systems. The customer information system is expected to be fully installed by 1999. These projects, known internally as "Project BTU" are expected to replace at least 80% of potentially affected software. Project BTU began in 1995 and was intended to update the company's internal support systems and to position the company to better serve its customers. Year 2000 compliance was incorporated into the scope of deliverables of Project BTU. Total expenditures for the new systems are estimated at approximately $190.6 million of which $130.0 million has been spent to date.

         The Year 2000 Project Office is also coordinating the identification and testing of remaining software, information technology devices, embedded technology systems, and services provided by third parties that may be impacted by the year 2000. The Project Team is expected to have the identification and testing phases completed by the end of 1998 and begin remediation in 1999. At this time, the company does not have a contingency plan, but it is expected that the Project Office will have developed a contingency plan to address unforeseen issues by first quarter 1999. The company is currently preparing budgets and estimates of remediation costs for this portion of its Year 2000 remediation of mission critical systems. The remediation of certain non-mission critical systems is expected to extend beyond 1999. The estimated cost of administering the Year 2000 efforts through the Project Office is approximately $1.6 million through 2000. Approximately $300,000 has been spent to date.

         The company is evaluating the impact of internal and external Year 2000 issues on its operations to develop a model on which to base contingency planning. The Project Team is conducting internal evaluations, discussions with other utilities, and participating in industry-wide efforts being conducted by the North American Electric Reliability Council and the Gas Industry Standards Board to appropriately prepare and ensure the company's efforts are in line with the rest of the industry.

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

         SFAS 133 will impact the company's hedging activities at Aquila Energy and Aquila Gas Pipeline, corporate treasury activities, foreign subsidiary trading activities and power contracts. The impact of SFAS 133 has not been quantified.

PART II
OTHER INFORMATION


ITEM 6. EXHIBITS

(A)  LIST OF EXHIBITS:

         12     Statements re computation of ratios.

         27     Financial Data Schedule--For the nine months ended
                September 30, 1998.


(B)  REPORTS ON FORM 8-K:

         The company filed no reports on Form 8-K for the quarter ended September 30, 1998.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTILICORP UNITED INC.


By:  /s/ Richard C. Green, Jr.
     -------------------------
     Richard C. Green, Jr.
     Chairman of the Board and Chief Executive Officer

Date: November 10, 1998


By:  /s/ James S. Brook
     ------------------
     James S. Brook
     Vice President, Controller and Chief Accounting Officer

Date: November 10, 1998