Form 10-K
period 1998-12-31
UTILICORP UNITED INC
filed 1999-03-26
CIK 66960

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

 (MARK ONE)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    /X/       EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                        OR
    / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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
          Common Stock, par value $1.00 per share                   New York, Pacific and Toronto Stock Exchanges
           Convertible Subordinated Debentures,                                New York Stock Exchange
                 6-5/8%, due July 1, 2011
  8-7/8% Cumulative Monthly Income Preferred Securities,                      New York Stock Exchange
                Series A, due June 12, 2025

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) of the Act:  None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 15, 1999 as reported on the New York Stock Exchange, was approximately $2,132,635,622. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                        TITLE                                      OUTSTANDING (AT MARCH 15, 1999)
------------------------------------------------------  ------------------------------------------------------
Common Stock, par value $1.00 per share                                       93,605,985
--------------------------------------------------------------------------------------------------------------
Documents Incorporated by Reference:                                     Where Incorporated:
1998 Annual Report to Shareholders                                              Part 2
Proxy Statement for 1999 Annual Shareholders Meeting                            Part 3

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
PART 1
  Item 1               Business............................................................................           3
  Item 2               Properties..........................................................................          16
  Item 3               Legal Proceedings...................................................................          19
  Item 4               Submission of Matters to a Vote of Security Holders.................................          19

PART 2
  Item 5               Market for Registrant's Common Equity and Related Stockholder
                         Matters...........................................................................          20
  Item 6               Selected Financial Data.............................................................          21
  Item 7               Management's Discussion and Analysis of Financial Condition and Results of
                         Operations........................................................................          21
  Item 7a              Quantitative and Qualitative Disclosures about Market Risk..........................          21
  Item 8               Financial Statements and Supplementary Data.........................................          21
  Item 9               Changes in and Disagreements With Accountants on Accounting and Financial
                         Disclosure........................................................................          21
PART 3
  Item 10              Directors and Executive Officers of the Company.....................................          21
  Item 11              Executive Compensation..............................................................          21
  Item 12              Security Ownership of Certain Beneficial Owners and Management......................          21
  Item 13              Certain Relationships and Related Transactions......................................          21

PART 4
  Item 14              Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................          22

INDEX TO EXHIBITS..........................................................................................          26

SIGNATURES.................................................................................................          29

                                     PART 1

ITEM 1. BUSINESS.

ORGANIZATION AND HISTORY

    UtiliCorp United Inc. (the company, which may be referred to as we, us, or our) is a multinational energy solutions provider. We conduct business through the following business segments:

    - REGULATED BUSINESSES--includes our domestic utility generation, distribution and transmission businesses. Regulated businesses also includes appliance repair/servicing and limited gas marketing businesses.

    - AQUILA ENERGY--includes our natural gas and electricity marketing and trading businesses, and Aquila Gas Pipeline Corporation, a publicly traded natural gas gathering, processing and transportation company.

    - INTERNATIONAL--includes our investments in an electric distribution company in Australia, 79% owned UnitedNetworks Limited, (an electric transmission company) in New Zealand, a gas transportation and risk merchant company in the United Kingdom and an electric utility in Canada.

OUR STRATEGY

    Our strategy is to operate energy delivery networks and to be a leading energy merchant in the markets in which we compete. We believe this strategic focus positions us to compete effectively in a deregulated energy marketplace.

    The key elements of our strategy include:

    - ALIGNMENT OF BUSINESSES TO ADDRESS A CHANGING COMPETITIVE ENVIRONMENT. We believe that our distinct, yet inter-related, business groups enable us to better manage our operations in the changing marketplace in which we operate. Our corporate structure allows us to manage each of these businesses individually, improving our ability to maximize their profitability while providing low cost, high quality energy and energy related products and services to our customers.

    - PURSUIT OF STRATEGIC MERGERS, ACQUISITIONS, ALLIANCES, JOINT VENTURES AND PARTNERSHIPS. Growth through mergers and acquisitions has been a major part of our strategy for more than a decade. We believe that our approximately $2.7 billion of investments in mergers and acquisitions has played an integral role in establishing us as a leading diversified energy provider. Most recently, we have completed several transactions to enhance our operations in New Zealand and on March 11, 1999 submitted a winning bid for a gas utility in Australia.

    - IMPROVE OPERATIONAL EXCELLENCE. We constantly seek to improve our operational performance. Over the last several years we have consolidated operations of our domestic electric and natural gas distribution businesses. As an example, our Regulated Businesses group is implementing a single billing and accounting system for all of our domestic regulated utilities in eight states. We have reduced the number of field offices from 129 to 57, resulting in the elimination of 380 positions. We have developed an energy marketing, trading and risk management system at Aquila that will support substantially greater marketing and trading volumes without the need for material additional investment.

    - FOCUSED INTERNATIONAL OPERATIONS. Our International group is focused on seeking early entry into markets that provide a combination of stable and attractive political and economic environments and markets open or opening to competition in electric or natural gas sales. As an example, we were the first non-Australian company to invest in and manage an Australian electric distribution company. As owners and managers of our international operations, we seek to transfer our domestic knowledge and skills to improve the performance of those operations. At the same time, we benefit from experience gained in new, competitive international marketplaces, and we are using the knowledge gained overseas to better position ourselves for domestic deregulation.

    - RISK MANAGEMENT. In order to compete effectively and profitably in energy marketing and trading, we have an independent trading control officer who reports directly to our President and also reports independently to the Board of Directors. We closely monitor our operations and have written policies and established trading limits. We have developed proprietary risk management software which we license to other companies.

OUR COMPETITIVE STRENGTHS

    We believe that we have developed substantial competitive strengths that will enable us to continue to successfully execute our strategy. These strengths include:

    - Low cost, non-nuclear electric and natural gas utility businesses focused on superior customer service.

    - Market-leading position in energy marketing and trading.

    - Experienced management team whose compensation is directly tied to shareholder value.

    - Proven risk management policies and procedures to limit exposure to commodity market positions.

    - Successful operation of competitive non-regulated businesses

    - International operations in New Zealand, Australia, the United Kingdom, and Canada from which we believe we have gained valuable experience in competitive markets.

    - Proven track record of quickly and successfully integrating domestic and international mergers and acquisitions.

MERGERS & ACQUISITIONS

ST. JOSEPH LIGHT & POWER

    In March 1999, we signed a definitive agreement with St. Joseph Light & Power Company to merge in a transaction valued at approximately $270 million. The agreement is subject to approvals by St. Joseph shareholders, and by state and federal regulatory agencies. The merger is expected to be completed sometime in mid-2000.

MULTINET GAS/IKON ENERGY

    In March 1999, we and an Australian partner made a successful bid of $1.26 billion to acquire the natural gas utility Multinet Gas/Ikon Energy from the State of Victoria, Australia. The acquisition is expected to be completed by April 1999, with our ownership interest at 25.5%.

BUSINESS GROUP SUMMARY

    Segment information for the three years ended December 31, 1998 is incorporated by reference to pages 56 through 58 of our 1998 Annual Report to Shareholders.

I. REGULATED BUSINESSES

ELECTRIC OPERATING STATISTICS

    The following table summarizes Regulated Businesses' sales, volumes and customers for electric generation, transmission and distribution businesses.

                                                                                                              1998-1994
                                                       1998       1997       1996       1995       1994         CAGR*
                                                     ---------  ---------  ---------  ---------  ---------  -------------
Sales (in millions)
  Residential......................................  $   244.8  $   232.1  $   227.3  $   219.5  $   211.4          3.7%
  Commercial.......................................      161.3      154.5      147.3      142.0      140.7          3.5%
  Industrial.......................................       74.8       73.6       70.4       67.9       66.4          3.0%
  Other............................................       46.7       97.2       74.3       60.7       57.6          (5.1)%
                                                     ---------  ---------  ---------  ---------  ---------
    Total..........................................  $   527.6  $   557.4  $   519.3  $   490.1  $   476.1           2.6%
                                                     ---------  ---------  ---------  ---------  ---------
                                                     ---------  ---------  ---------  ---------  ---------
Volumes (Gigawatt Hours (GWH)-000's)
  Residential......................................      3,169      2,942      2,897      2,758      2,639           4.7%
  Commercial.......................................      2,585      2,409      2,308      2,236      2,190           4.2%
  Industrial.......................................      1,779      1,727      1,660      1,608      1,535           3.8%
  Other............................................        905      1,390      1,939      1,372      1,230          (7.4 )%
                                                     ---------  ---------  ---------  ---------  ---------
    Total..........................................      8,438      8,468      8,804      7,974      7,594           2.7%
                                                     ---------  ---------  ---------  ---------  ---------
                                                     ---------  ---------  ---------  ---------  ---------
Customers
  Residential......................................    320,740    313,598    308,271    302,857    297,801           1.9%
  Commercial.......................................     48,800     48,012     46,651     47,378     46,470           1.2%
  Industrial.......................................        305        290        286        288        285           1.7%
  Other............................................      3,560      3,590      3,606      3,556      3,545            .1%
                                                     ---------  ---------  ---------  ---------  ---------
    Total..........................................    373,405    365,490    358,814    354,079    348,101           1.8%
                                                     ---------  ---------  ---------  ---------  ---------
                                                     ---------  ---------  ---------  ---------  ---------

------------------------

*   Compound annual growth rate

GAS OPERATING STATISTICS

    The following table summarizes Regulated Businesses' sales, volumes and customers for gas distribution businesses.

                                                                                                              1998-1994
                                                       1998       1997       1996       1995       1994         CAGR*
                                                     ---------  ---------  ---------  ---------  ---------  -------------
Sales (in millions)
  Residential......................................  $   379.4  $   464.4  $   429.1  $   362.2  $   356.4          1.6%
  Commercial.......................................      161.2      205.8      192.6      153.9      156.9           .7%
  Industrial.......................................       34.1       46.8       45.8       45.8       66.7         (15.4)%
  Other............................................       47.7       50.4       60.4       54.9       38.6           5.4%
                                                     ---------  ---------  ---------  ---------  ---------
    Total..........................................  $   622.4  $   767.4  $   727.9  $   616.8  $   618.6            .2%
                                                     ---------  ---------  ---------  ---------  ---------
                                                     ---------  ---------  ---------  ---------  ---------
Volumes--(Thousand Cubic Feet
  (MCF)-000's)
  Residential......................................     66,564     77,594     81,698     76,461     71,208          (1.7 )%
  Commercial.......................................     33,228     39,128     40,698     37,282     35,952          (2.0 )%
  Industrial.......................................      8,631     11,059     10,944     12,901     18,439         (17.3 )%
  Transportation...................................    140,499    158,937    166,562    178,114    135,924            .8%
  Other............................................      1,088        678      1,611      1,827      2,420         (18.1 )%
                                                     ---------  ---------  ---------  ---------  ---------
    Total..........................................    250,010    287,396    301,513    306,585    263,943          (1.3 )%
                                                     ---------  ---------  ---------  ---------  ---------
                                                     ---------  ---------  ---------  ---------  ---------
Customers
  Residential......................................    761,650    744,238    728,867    713,586    698,156           2.2%
  Commercial.......................................     77,971     78,925     77,742     76,430     76,015            .6%
  Industrial.......................................      1,982      2,491      3,725      3,790      3,878         (15.4 )%
  Other............................................      9,986      2,491      2,573      2,815      1,581          58.5%
                                                     ---------  ---------  ---------  ---------  ---------
    Total..........................................    851,589    828,145    812,907    796,621    779,630           2.2%
                                                     ---------  ---------  ---------  ---------  ---------
                                                     ---------  ---------  ---------  ---------  ---------

------------------------

*   Compound annual growth rate

REGULATION

    The following is a summary of our pending rate case activity.

                                                            TYPE OF      DATE         AMOUNT
RATE CASE DESIGNATION (IN MILLIONS)                         SERVICE    REQUESTED     REQUESTED
---------------------------------------------------------  ---------  -----------  -------------
West Virginia............................................     Gas       10/30/98     $     2.9
West Virginia............................................  Electric     12/15/98     $     4.7

    In April 1998, we were ordered to reduce Missouri electric rates by $16.9 million plus increase depreciation expense by $5.8 million. This rate reduction lowered 1998 EBIT by $16.3 million.

ENVIRONMENTAL

    We are subject to various environmental laws. These include regulations governing air and water quality and the storage and disposal of hazardous or toxic wastes. We continually assess ways to ensure we comply with laws and regulations on hazardous materials and hazardous waste and remediation activities.

    We own or previously operated 29 former manufactured gas plants (MGP's) which may, or may not, require some form of environmental remediation. We have contacted appropriate federal and state agencies and are working to determine what, if any, specific cleanup activities these sites may require.

    As of December 31, 1998, we estimate cleanup costs on our identified MGP sites to be $10.0 million. This estimate could change materially when we have investigated further. It could also be affected by the actions of environmental agencies and the financial viability of other responsible parties. Ultimate liability also may be affected significantly if we are held responsible for parties unable to contribute financially to the cleanup effort.

    We have received favorable rate orders that enable us to recover environmental cleanup costs in certain jurisdictions. In other jurisdictions, there are favorable regulatory precedents for recovery of these costs. We are also pursuing recovery from insurance carriers and other potentially responsible parties.

    In December 1996, the U.S. Environmental Protection Agency (EPA) published its final rule for nitrous oxide (NOx) emissions as required by the Clean Air Act Amendments of 1990. The new NOx regulations require that we install additional emissions control equipment at one of our power plants by January 1, 2000.

    In October 1998, the EPA published new air quality standards to further reduce the emission of NOx. These more strict standards will require us to install new equipment on our baseload coal units in Missouri that we estimate will cost $35 million. The ultimate cost is under debate and subject to change. The new standards as written are effective in May 2003.

    We do not expect final resolution of these environmental matters to have a material adverse effect on our financial position or results of operations.

SEASONAL VARIATIONS OF BUSINESS

    Our utility and independent power project businesses are weather-sensitive. We have both summer and winter peaking utility assets to reduce dependence on a single peak season. The table below shows peak times for our utility businesses.

                JURISDICTION                                PEAK
---------------------------------------------  ------------------------------
Gas utility operations                         November through March
Missouri, Kansas and Colorado electric         July and August
West Virginia electric                         November through March

II.  AQUILA ENERGY

WHOLESALE ENERGY MARKETING

    Aquila's wholesale energy marketing business is conducted through various operating units, collectively referred to as Energy Marketing. Energy Marketing is a gas and power marketing company with a marketing, supply and transportation network consisting of relations with gas producers, local distribution companies, and end-users throughout the United States and Canada. Energy Marketing adds value for customers by leveraging its national position in financial deal structuring in gas and power marketing. It provides services such as complex fuel supply arrangements, energy management services and project development focused on control of mid-stream energy assets. For the five years ended December 31, 1998, Energy Marketing had marketing volumes of 9.6, 6.8, 3.5, 1.9, and 1.4 billion cubic feet a day (BCF/d), respectively.

    In 1995, Energy Marketing began selling electricity to wholesale customers, much as it markets natural gas. Aquila expects that the electricity marketing industry will continue to expand rapidly as liquidity and maturity increases. Aquila's wholesale power sales have grown from 129,000 megawatt hours (MWH) in 1995 to 121.2 million MWH in 1998, ranking it third among the nation's largest volume power marketers.

    Energy Marketing utilizes certain types of fixed-price contracts in connection with its natural gas and power marketing businesses. These include contracts that commit us to purchase or sell natural gas and other commodities at fixed prices in the future (i.e., fixed-price forward purchase and sales contracts), futures and options contracts traded on the NYMEX and swaps and other types of financial instruments traded in the over-the-counter financial markets.

    The availability and use of these types of contracts allows us to manage and hedge our contractual commitments, reduce our exposure relative to the volatility of cash market prices, take advantage of carefully selected arbitrage opportunities via open positions, protect our investment in natural gas storage inventories and provide price risk management services to our customers. We are also able to secure additional sources of energy or create additional markets for existing supply through the use of exchange for physical transactions allowed by NYMEX. We refer to our domestic and Canadian natural gas and electricity trading activities as price risk management activities. These are reflected in the accompanying financial statements using the mark-to-market method of accounting.

    Although we generally attempt to balance our fixed-price physical and financial purchase and sales contracts in terms of contract volumes and the timing of performance and delivery obligations, net open positions often exist or are established due to the origination of new transactions and our assessment of, and response to, changing market conditions. We will occasionally create a net open position or allow a net open position to continue when we believe, based upon competitive information gained from our energy marketing activities, that future price movements will be consistent with our net open position. When we have a net open position, we are exposed to fluctuating market prices.

    In addition to price risk movements, credit risk is also inherent in our risk management activities. Our trading and marketing business is also exposed to counterparty credit risk resulting from a counterparty not fulfilling its contractual obligations. Our credit policies with regard to our counterparties attempt to minimize overall credit risk. Our credit procedures include a thorough review of potential counterparties' financial condition, collateral requirements under certain circumstances, monitoring of net exposure to each counterparty and the use of standardized agreements which allow for the netting of positive and negative exposures associated with each counterparty. Our credit policy is monitored and administered by a function independent of the trading and marketing activities.

GAS GATHERING AND PROCESSING

    Aquila Gas Pipeline (AQP) gathers and processes natural gas and natural gas liquids. AQP owns and operates a 3,403-mile intrastate gas transmission and gathering network and four processing plants that extract and sell natural gas liquids.

    Key operating statistics for AQP are presented in the table below.

                                                                         1998       1997       1996       1995       1994
                                                                       ---------  ---------  ---------  ---------  ---------
Natural gas throughput (million cubic feet per day(MMcf/d))..........        475        483        493        506        371
Natural gas liquids produced (thousand barrels per day)..............         25         37         41         32         31
Pipeline miles owned.................................................      3,403      3,434      3,416      3,311      2,718

    Aquila Energy and AQP own 35% of the capital stock of Oasis Pipe Line Company (Oasis) and have 280 MMcf/d of firm intrastate transportation capacity. The 600-mile Oasis pipeline system spans the state of Texas and links Aquila's gathering systems to the Waha, Texas hub and the Katy, Texas hub.

    In 1998, AQP entered into a joint venture ownership and operation agreement with a third party in the Austin Chalk area in Texas to gather and transport the natural gas produced from specified wells. The sales contract accounted for approximately 2% of AQP's total natural gas sales in 1998.

    In November 1998, we made a proposal to acquire the 18% of AQP's common stock we do not already own for $8.00 per share. An independent committee of AQP's Board of Directors is evaluating the proposal.

INDEPENDENT POWER PROJECTS

    Aquila Energy participates in the ownership and operation of facilities in the independent and wholesale power generation market. Consistent with the company's overall strategy to minimize risk through diversification, Aquila Energy has invested in generation facilities which are geographically diverse and use a variety of fuels and proven technologies. Additionally, each project is a producer of competitively priced wholesale power in its geographic region and has a long-term market for its output. To date, Aquila Energy has made investments in 17 projects located in seven states and Jamaica, with a total net ownership of approximately 332 MW of generating capacity. A description and listing of the power projects appears on page X of this report.

    We anticipate further expansion or investment in the independent power projects business through a newly formed entity focused on structuring and obtaining control of mid-stream energy assets.

III.  INTERNATIONAL

    Our international operations are managed separately from the other two business groups. However, these energy operations are consistent with either the delivery network or energy merchant strategies. We manage our international businesses with local management that reports separately to the company. The normalized contribution to earnings before interest and taxes from international businesses was 20.8%, 17.0%, and 25.2% of our total for the years ended December 31, 1998, 1997 and 1996, respectively. As of December 31, 1998, approximately $1,655.0 million of our total assets relate to our international businesses. The following discussion briefly describes our international businesses.

AUSTRALIA

    We acquired an effective 49.9% ownership interest in United Energy Limited
(UEL), an electric distribution utility serving 546,000 customers in the state of Victoria. As part of a management agreement between us and UEL, we manage the utility for a fee as well as participate in its earnings.

    In May 1998, UEL sold 42% of its common stock to the Australian public and as a result, we recorded a $45.3 million gain. The partial sale to the public reduced our effective ownership percentage to 29%. Concurrent with UEL's stock offering, we bought an additional 5% in UEL from another company to bring our ownership to 34%. Prior to the common stock sale, UEL repaid approximately $101 million in debt notes owed to us. The management agreement between us and UEL remains in place.

    UEL distributes and sells electricity with a majority of its sales earned from the regulated distribution network business. The regulated distribution sales and connection charges for access to its distribution system will be reviewed by the Office of the Regulator General (OGR), with new rates becoming effective for five years beginning January 1, 2001.

    The retail market in which UEL operates is being progressively opened to competition, with all customers becoming contestable by January 1, 2001. The following table shows the timing of electricity markets opening to competition in Victoria:

                                         DATE OF
THRESHOLD                              ELIGIBILITY        PERCENT OF MARKET     CUSTOMER TYPE
----------------------------------  -----------------  -----------------------  --------------------------------------
GREATER THAN 5MW..................          Dec 1994                 22%        Large heavy industrial
GREATER THAN 1MW..................         July 1995                  7%        Large commercial industrial
GREATER THAN 750MWh...............         July 1996                 12%        Medium commercial/light industrial
GREATER THAN 160MWh...............         July 1998                  8%        Small commercial
All remaining customers...........      January 2001                 51%        Residential

NEW ZEALAND

    Through a series of transactions in 1998, we gained control of Power New Zealand through the purchase of an additional 48% interest for $245 million, increasing our ownership to 78.6%. Concurrent with this acquisition, we sold our 39.6% interest in New Zealand's WEL Energy Group, which we acquired throughout 1995, 1996, and 1997, and bought out our 21% minority partner in our New Zealand subsidiary, UtiliCorp N.Z, Inc.

    New Zealand's Electricity Industry Reform Act of 1998 requires all the country's utilities to separate ownership of their lines (network) and supply (generation and retail) businesses. Power New Zealand, with approximately 90% of its assets and earnings in the lines area, in November 1998 announced its intention to remain in the network business and to exit the supply business. It also agreed to purchase the Wellington-based lines assets of TransAlta New Zealand Ltd. and to sell to TransAlta its retail electricity business serving the Auckland area for a net expenditure by Power New Zealand of $238 million. Because Power New Zealand's name transferred to TransAlta as part of the retail business TransAlta acquired, the network business became UnitedNetworks Limited on January 1, 1999. Also in 1998, Power New Zealand agreed to purchase the electric line assets of neighboring power company TrustPower Limited for approximately $261 million. The assets became part of a greater network which includes parts of metropolitan Auckland and other areas in the central and southern regions of New Zealand's North Island. The TrustPower transaction closed January 1999. Completion of the TransAlta and TrustPower transactions created the country's largest electricity distribution network, serving about 468,000 customers.

UNITED KINGDOM

    We market transportation/shipping and balancing services to gas suppliers. The fees we collect are priced as a unit per volume consumed. The gas markets in the United Kingdom are fully competitive with end user customers being able to choose their gas supplier. The deregulation of the gas markets resulted in many new retail gas suppliers competing for the approximately 19 million gas customers in the United Kingdom. As of December 31, 1998, we had approximately 1 million indirect customers, an increase of 900,000 customers since December 31, 1997.

    In early 1999 we applied for our electricity supply license. Also this year, we will begin trading electricity and offering a bundled electricity supply service to our customers.

    We have developed a European expansion plan and anticipate leveraging our UK operations to begin marketing energy, as deregulation allows, on the European Continent in 1999.

    In June 1998, we paid $25.6 million to a third party to cancel two take-or-pay contracts and related guarantees effective April 1, 1998, that required us to take gas at significantly above-market prices until 2005. Between 1995 and 1997, we reserved $19.0 million against the estimated future losses on these contracts, resulting in a "One Time" net settlement loss of $6.6 million.

    In July 1998, we lost a long-standing dispute with one of our previous suppliers related to a take-or-pay gas supply contract. We were arguing that the supplier did not make proper deliveries pursuant to the supply contract and further materially breached the contract. Accordingly we began paying the supplier the prevailing market prices which were lower than the contract price. The difference between the two prices accumulated to approximately $38.0 million, an amount we had previously recorded as a liability.

    A court ruling required us to pay this $38.0 million price difference along with interest of $6.8 million that accumulated from the date the contract invoices were due. This interest payment was recorded as a one-time loss. We are appealing the court's decision and are seeking recovery of the $44.8 million.

CANADA

    We own West Kootenay Power Ltd. (WKP), a hydro-electric utility in British Columbia, Canada. WKP has four hydro-electric generation facilities with a capacity of 205 megawatts and 962 miles of transmission lines that serve approximately 86,000 customers in south central British Columbia. WKP generates about half of its power requirements and purchases the remaining requirements through power contracts.

    The following table summarizes the sales, volumes and customers of WKP.

                                                                                                                         1998-
                                                                                                                         1994
                                                                 1998       1997       1996       1995       1994        CAGR*
                                                               ---------  ---------  ---------  ---------  ---------  -----------
Sales (in millions)
  Residential................................................  $    34.3  $    36.2  $    37.0  $    32.9  $    34.4         (.1)%
  Commercial.................................................       18.1       18.8       19.7       19.1       16.6         2.2%
  Industrial.................................................        8.2        8.5        9.4        9.4        8.7        (1.5 )%
  Other......................................................       26.4       26.3       26.8       26.2       21.2         5.6%
                                                               ---------  ---------  ---------  ---------  ---------
    Total....................................................  $    87.0  $    89.8  $    92.9  $    87.6  $    80.9         1.8%
                                                               ---------  ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------  ---------
Volumes (MWH 000s)
  Residential................................................        935        943        990        920        873         1.7%
  Commercial.................................................        484        474        467        440        421         3.5%
  Industrial.................................................        263        266        313        319        362        (7.7 )%
  Other......................................................        899        874        909        892        869          .9%
                                                               ---------  ---------  ---------  ---------  ---------
    Total....................................................      2,581      2,557      2,679      2,571      2,525          .6%
                                                               ---------  ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------  ---------
Customers
  Residential................................................     76,172     74,934     73,413     71,844     70,142         2.1%
  Commercial.................................................      8,378      8,195      8,041      7,888      7,974         1.2%
  Industrial.................................................         34         36         37         36         36        (1.4 )%
  Other......................................................      1,054      1,060      1,045      1,019        927         3.3%
                                                               ---------  ---------  ---------  ---------  ---------
    Total....................................................     85,638     84,225     82,536     80,787     78,313         2.3%
                                                               ---------  ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------  ---------

* COMPOUND ANNUAL GROWTH RATE

    WKP is regulated by the British Columbia Utilities Commission. The Commission approved renewal of the incentive based rate setting mechanism for 1999. This mechanism was the first of its kind for electric utilities in Canada and was the result of a negotiated settlement with customers and regulators. The mechanism calls for equal sharing of savings between the customer and WKP if WKP performs over and above negotiated performance expectations.

COMPETITION

DOMESTIC UTILITY OPERATIONS

    Our domestic utility businesses operate in a regulated environment despite various legislative deregulation efforts at the federal level. Industrial and large commercial customers largely have access to energy sources so some of the competitive pricing benefits have been transferred to these customers through open access tariffs relating to transmission lines and pipelines. Without federal legislation, competition at the retail level cannot form since the rules will be different in each state. Based on our assessment of retail competition possibilities, we reduced most retail activities, preferring to wait until the market develops more fully.

ACCOUNTING IMPLICATIONS

    We currently record the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation." Accordingly, our balance sheet reflects certain costs as regulatory assets. We expect that our rates will continue to be based on historical costs for the foreseeable future. If we discontinued applying SFAS No. 71, we would make adjustments to the carrying value of our regulatory assets. Total net regulatory assets at December 31, 1998 were $96.5 million.

ENERGY MARKETING

    Our energy marketing businesses operate in a fully competitive environment that rewards participants on price, service and execution. Our energy marketing businesses compete for customers with some of the largest utility and energy companies in North America. The industry is premised on large volume sales with relatively low margins. Companies that operate in this industry must fully understand the price sensitivity and volatility of commodities. The public became more aware of some of the risks associated with this industry when a number of companies announced sudden losses resulting from the June price spike in electricity. We expect price volatility and we expect events like the June price spike to recur.

                               OUR EXECUTIVE TEAM

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------

Richard C. Green, Jr. (Rick)                                   44   Chairman of the Board and Chief Executive Officer

Robert K. Green (Bob)                                          37   President and Chief Operating Officer

James G. Miller (Jim)                                          50   Senior Vice President, Energy Delivery

Charles K. Dempster (Chuck)                                    56   Senior Vice President; Chairman and Chief Executive
                                                                    Officer, Aquila Energy Corporation

Edward A. Mills (Ed)                                           39   President and Chief Operating Officer, Aquila Energy
                                                                    Corporation

Jon R. Empson                                                  53   Senior Vice President, Regulatory, Legislative, and
                                                                    Environmental Services

Robert L. Howell                                               58   Senior Vice President, Corporate Development (will
                                                                    retire April 1, 1999)

Sally C. McElwreath                                            58   Senior Vice President, Corporate Communications

Leo E. Morton                                                  53   Senior Vice President, Human Resources and Operations
                                                                    Support

Dale J. Wolf                                                   59   Vice President, Finance, Treasurer and Corporate
                                                                    Secretary

James S. Brook (Jim)                                           49   Vice President, Controller and Chief Accounting
                                                                    Officer

INTERNATIONAL

Donald G. Bacon (Don)                                          61   President, West Kootenay Power; Chief Executive
                                                                    Officer, UnitedNetworks Limited

Charles K. Dempster (Chuck)                                    56   Interim Chairman and President, UtiliCorp U.K., Inc.

Robert K. Green (Bob)                                          37   Chairman, United Energy Limited; Chairman,
                                                                    UnitedNetworks Limited

R. Paul Perkins                                                56   Senior Vice President, Australasia

Keith Stamm                                                    38   Chief Executive Officer, United Energy Limited

    RICHARD C. GREEN, JR. (B.S. Business--Southern Methodist University)

    Rick joined us in 1976 and held various financial and operating positions between 1976 and 1982. In 1982, Rick was appointed Executive Vice President at Missouri Public Service, the predecessor to UtiliCorp. In 1985, Rick became the Chairman, President, and Chief Executive Officer and held those positions until 1996. Rick has been Chairman and Chief Executive Officer since 1996.

    ROBERT K. GREEN (B.S. Engineering, Princeton University; J.D. Law, Vanderbilt University)

    Bob joined UtiliCorp in 1988 as Assistant Division Counsel and in 1989 was appointed to Division Counsel. Between 1989 and 1992, Bob held executive level positions at Missouri Public Service. In 1993, Bob was appointed Executive Vice President and in 1996 assumed additional duties as President. Bob also is the Chairman of United Energy

Limited, Ltd., a 34% owned foreign traded Australian company and UnitedNetworks Limited, a 79% owned foreign traded New Zealand company.

    JAMES G. MILLER (B.S. Electrical Engineering, M.B.A Management, University of Wisconsin)

    Jim joined the company in 1983 as President, Michigan Gas Utilities, a company acquired by us in 198X. In 1991, Jim was appointed President, WestPlains Energy and in 1995 was appointed Senior Vice President, Energy Delivery. Prior to Jim's employment at UtiliCorp, Jim worked for Wisconsin Power and Light Company in various financial and operating capacities.

    CHARLES K. DEMPSTER (B.S. Civil Engineering, University of Houston)

    Chuck joined us in 1993 as President of Aquila Energy Corporation. In 1994, he was appointed Senior Vice President, Energy Resources. In 1995, Chuck became Chairman and CEO of UtiliCorp U.K., Inc and in 1998, Chuck became Senior Vice President, UtiliCorp; Chairman and Chief Executive Officer, Aquila Energy Corporation. Prior to joining us, Chuck was President, Reliance Pipeline Corporation between 1993 and 1987. Prior to 1987, Chuck held executive positions at NICOR and Enron.

    EDWARD A. MILLS (University of Texas, M.B.A., Finance, Rice University)

    Ed joined our company in 1993 as Director of Risk Management and Trading, Aquila. In 1998, Ed was appointed President and Chief Operating Officer, Aquila Energy. Prior to joining our company, Ed held executive and management positions at Fina Oil and Chemical Company, Texas Commerce Bank, and Springer Holding Company.

    JON R. EMPSON (B.A. Economics, Carleton College, M.B.A, Economics, University of Nebraska at Omaha)

    Jon joined our company in 1986 as Vice President, Regulation, Finance and Administration. In 1993, Jon was appointed Senior Vice President, Gas Supply and Regulatory Services and in 1996 he was appointed Senior Vice President, Regulatory, Legislative and Environmental Services. Prior to joining UtiliCorp, Jon worked for a predecessor company in various executive and management positions for 7 years, held executive management positions of the Omaha Chamber of Commerce and Omaha Economic Development Council and worked as an economist with the Department of Housing and Urban Development.

    SALLY C. MCELWREATH (B.A. Social Sciences, M.B.A. Public Relations, Pace University)

    Sally joined us in 1994 as Senior Vice President, Corporate Communications. Prior to joining our company, Sally was Vice President, Corporate Communications for MacMillan Inc. and for The Travel Channel; Director of Marketing Communications for Trans World Airways and Manager of Corporate Communications for United Airlines beginning in 1971. Prior to 1971, she held various positions with ARCO and Sinclair Oil Corporation.

    LEO E. MORTON (B.S. Mechanical Engineering, Tuskegee University; M.S. Management, Massachusetts Institute of Technology)

    Leo joined our company in 1994 as Senior Vice President, Operations Support and was appointed to his current position in 1996. Prior to working for us, Leo held executive and management positions in manufacturing and engineering for AT&T beginning in 1973.

    DALE J. WOLF (B.S. Business Administration, Fort Hays State University; M.B.A Finance, University of Missouri)

    Dale joined our company in 1962 as a staff accountant at Missouri Public Service. Between 1962 and 1972, Dale held various accounting and finance positions. In 1972, Dale was appointed Assistant Treasurer and in 1976, Treasurer. In 1984, Dale was promoted to Vice President and Treasurer for Missouri Public Service. When UtiliCorp was formed in 1985, Dale became its Vice President, Finance and Treasurer. In 1989, Dale assumed the Corporate Secretary responsibilities.

    JAMES S. BROOK (B.S. Commerce, University of Manitoba, Chartered Accountant; M.B.A. University of Kansas)

    Jim joined our company in 1976 as a financial assistant at West Kootenay Power. In 1978, Jim was appointed to Manager, Financial Administration and in 1980, Jim was appointed as Chief Financial Officer. In 1990, Jim was appointed to Senior Vice President, Administration at Missouri Public Service and in 1993 was appointed to his current position at Corporate.

    DONALD G. BACON (B.S. Civil Engineering, University of Alberta)

    Don joined our company in 1993 as President of West Kootenay Power. In 1997, Don became Power New Zealand's Chief Executive Officer in addition to his responsibilities in Canada. Prior to Don's employment with us, he was a Vice President at TransAlta Utilities Corporation between 1988 and 1993 and in various operating positions from 1975 and 1988.

    R. PAUL PERKINS (B.A. International Relations, University of North Carolina)

    Paul joined us in 1994 as Vice President, Corporate Development. Paul's primary focus in Corporate Development was in international opportunities. In 1997, Paul was appointed Senior Vice President, Australia. Prior to joining UtiliCorp, Paul was a regional manager for WMX Technologies between 1992 and 1994 focusing on Latin America and the Caribbean. Paul worked for Texaco Inc. as a Division Manager, Supply and Trading for Latin America and West Africa between 1990 and 1992. Paul worked for Texaco between 1978 and 1990 in other international capacities.

    KEITH G. STAMM (B.S. Mechanical Engineering, University of Missouri at Columbia; M.B.A. Finance, Rockurst College. Licensed professional engineer)

    Keith joined our company in 1983 as a staff engineer at our Sibley Power Plant. Between 1985 and 1995, Keith held various operating positions. In 1995, Keith was promoted to Vice President, Energy Trading and in 1996, promoted to Vice President and General Manager, Regulated Power. In 1997, Keith became the Chief Executive Officer of United Energy Limited.

ITEM 2.  PROPERTIES.

    We own electric production, transmission and distribution systems and gas transmission and distribution systems throughout our service territories. We also own gas gathering, processing and pipeline systems. Substantially all utility plant assets in Michigan are mortgaged pursuant to an Indenture of Mortgage and Deed of Trust dated July 1, 1951, as supplemented. Substantially all of our Canadian utility plant is mortgaged under terms of a separate indenture.

UTILITY FACILITIES

    Our electric generation plants, as of December 31, 1998, are as follows:

                                                                             UNIT CAPABILITY                 NET
                                                                              (KW NET, PER                GENERATION
           UNIT                      LOCATION             YEAR INSTALLED          HOUR)         FUEL      (MW HOURS)
--------------------------  --------------------------  -------------------  ---------------  ---------  ------------
MISSOURI:
Sibley #1 - #3              Sibley                       1960, 1962, 1969           496,000     Coal       3,090,148
Ralph Green #3              Pleasant Hill                      1981                  74,000      Gas          35,100
Nevada                      Nevada                             1974                  20,000      Oil           1,117
Greenwood #1 - #4           Greenwood                       1975 - 1979             247,000    Gas/Oil       200,524
KCI #1 and #2               Kansas City                        1970                  33,000      Gas           6,876
---------------------------------------------------------------------------------------------------------------------
KANSAS:
Judson Large #4             Dodge City                         1969                 143,000      Gas         386,481
Arthur Mullergren #3        Great Bend                         1963                  90,000      Gas         258,932
Cimarron River #1 -- #2     Liberal                         1963, 1967               72,000      Gas         145,822
Clifton #1 -- #2            Clifton                            1974                  73,000    Gas/Oil        45,563
Jeffrey #1 -- #3            St. Mary's                   1978, 1980, 1983           352,000     Coal       2,223,054
---------------------------------------------------------------------------------------------------------------------
COLORADO:
W.N. Clark #1 -- #2         Canon City                      1955, 1959               40,000     Coal         220,789
Pueblo #6                   Pueblo                             1949                  20,000      Gas           6,969
Diesel #'s 1,2,3,4,5        Pueblo                             1964                  10,000      Oil             837
Diesel #'s 1,2,3,4,5        Rocky Ford                         1964                  10,000      Oil             596
---------------------------------------------------------------------------------------------------------------------
CANADA:
No. 1                       Lower Bonnington, BC               1925                  42,000     Hydro        296,796
No. 2                       Upper Bonnington, BC               1907                  60,000     Hydro        437,944
No. 3                       South Slocan, BC                   1928                  53,000     Hydro        428,771
No. 4                       Corra Linn, BC                     1932                  50,000     Hydro        349,381
                            --------------------------  -------------------  ---------------  ---------  ------------
TOTAL                                                                             1,885,000                8,135,700
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

    The following table shows the overall fuel mix and generation capability for the past five years.

SOURCE (MW)                                          1998       1997       1996       1995       1994
-------------------------------------------------  ---------  ---------  ---------  ---------  ---------
Coal.............................................        888        889        885        875        868
Gas and oil......................................        792        790        784        705        705
Hydro............................................        205        205        205        205        205
                                                   ---------  ---------  ---------  ---------  ---------
      Total generation capability................      1,885      1,884      1,874      1,785      1,778
                                                   ---------  ---------  ---------  ---------  ---------
                                                   ---------  ---------  ---------  ---------  ---------

    At December 31, 1998, we had transmission and distribution lines as follows:

                                                                                  LENGTH (POLE
DESCRIPTION                                                                          MILES)
--------------------------------------------------------------------------------  ------------
Transmission lines..............................................................        5,295
Overhead distribution lines.....................................................       21,043
Underground distribution lines..................................................        6,976
                                                                                  ------------
    Total.......................................................................       33,314
                                                                                  ------------
                                                                                  ------------

    At December 31, 1998, our gas utility operations had 2,122 miles of gas gathering and transmission pipelines and 24,056 miles of distribution mains and service lines located throughout its service territories.

GAS PROCESSING AND GATHERING ASSETS

    AQP owned and/or operated 11 active natural gas pipeline systems with an aggregate length of approximately 3,403 miles. These pipelines do not form an interconnected system. Set forth below is information with respect to AQP's pipeline systems as of December 31, 1998:

                                                                                 GAS THROUGHPUT      AVG. DAILY GAS
                                                                    MILES OF        CAPACITY           THROUGHPUT
                                                                    PIPELINE         (A)(B)             (A)(B)(C)
GATHERING SYSTEMS                                   LOCATION           (A)          (MMCF/D)            (MMCF/D)
----------------------------------------------  -----------------  -----------  -----------------  -------------------
Southeast Texas/Katy..........................  SE Texas                2,338             732                 381
Mentone.......................................  W. Texas                   13              60              --
Gomez.........................................  W. Texas                   11              40              --
Menard County.................................  C. Texas                  120              30                   2
Maverick County...............................  W. Texas                  121              20                   2
Rhoda Walker..................................  W. Texas                   21              20                   2
Panola County.................................  E. Texas                   23               8                   1
Elk City......................................  SW Oklahoma               163             100                  69
Mooreland.....................................  NW Oklahoma               324              40                  11
Brooks-Hidalgo--23%(d)........................  S. Texas               --              --                       1
Dorado--40%...................................  S. Texas                   58              40                   9
Benedum/Wilshire--20%.........................  W. Texas                  211             130                  14
                                                                        -----           -----                 ---
                                                                        3,403           1,220                 492
Fuel and Shrinkage............................                         --              --                     (17)
                                                                        -----           -----                 ---
    Total.....................................                          3,403           1,220                 475
                                                                        -----           -----                 ---
                                                                        -----           -----                 ---

------------------------

(a) All mileage, capacity and volume information is approximate. Capacity figures are management's estimates based on existing facilities without regard to the present availability of natural gas.

(b) Gross gas throughput capacity is included at 100% while average gas throughput is presented at the our present joint venture ownership interest.

(c) Excludes off-system marketing sales with average daily volumes of 795 MMcf/d sold from other companies' facilities

(d) In March 1998, Brooks-Hidalgo Joint Venture's ownership interests in its assets were sold.

    At December 31, 1998, we owned 35% of the capital stock of Oasis and the right to transport 280 MMcf/d of natural gas on Oasis' pipeline, plus the opportunity to utilize excess capacity on an interruptible basis. The Oasis pipeline is a 600-mile, 36-inch diameter natural gas pipeline which connects the Waha, Texas hub to the Katy, Texas hub. The Oasis pipeline has a 1 Bcf/d of throughput capacity. We use the equity method of accounting for this investment.

    At December 31, 1997, AQP owned and/or operated an interest in four natural gas processing plants. Set forth below is information with respect to AQP's processing plants as of December 31, 1998:

                                                              GAS THROUGHPUT       GAS THROUGHPUT       NGLS PRODUCTION
                                                                CAPACITY(A)            (A),(B)              (A),(B)
PROCESSING PLANTS                                                (MMCF/D)             (MMCF/D)           (MBBLS/D)(D)
----------------------------------------------------------  -------------------  -------------------  -------------------
La Grange, Texas..........................................             230                  165                 20.2
Somerville, Texas.........................................              28                   19                   .5
Benedum, Texas 20%........................................             125                   14                   .9
Elk City, Oklahoma........................................             115                   69                  3.5
                                                                       ---                  ---                ---
    Total owned plants....................................             498                  267                 25.1
Katy, Texas(d)............................................          --                      173               --
                                                                       ---                  ---                ---
    Total.................................................             498                  440                 25.1
                                                                       ---                  ---                ---
                                                                       ---                  ---                ---

------------------------

(a) All capacity and volume information is approximate. Capacity figures are management's estimates based on existing facilities without regard to the present availability of natural gas.

(b) Volumes from joint ventures have been included at the present AQP ownership interest.

(c) Thousands of barrels per day (MBbls/d).

(d) This plant is owned and operated by a third party from which AQP receives a portion of the NGLs produced from gas AQP delivers to the plant. The plant is included in this section for informational purposes to show the gas throughput and NGLs production that AQP received utilizing the access to this plant.

    The availability of natural gas reserves to AQP depends on their development in the area served by its pipelines and on AQP's ability to purchase gas currently sold to or transported through other pipelines. The development of additional gas reserves will be affected by many factors including the prices of natural gas and crude oil, exploration and development costs and the presence of natural gas reserves in the areas served by AQP's systems.

INDEPENDENT POWER PROJECTS

    Information regarding the company's generating projects is set forth below.

                                    TYPE OF         PERCENT     CAPACITY
     PROJECT & LOCATION           INVESTMENT         OWNED       (MW)(A)            FUEL            DATE IN SERVICE
-----------------------------  -----------------  -----------  -----------  --------------------  -------------------
Mega Renewables G.P., 4        General                 49.75%        12.2   Hydro                 Spring 1987(b)
  projects in California       partnership
Topsham Hydro Partners, Maine  Leveraged lease            50         13.9   Hydro                 October 1987
Stockton CoGen Company,        General                    50         60.0   Coal                  March 1988(c)
  California                   partnership
Westwood Energy Properties,    Limited                    38        29.25   Waste coal            July 1988
  Pennsylvania                 partnership
BAF Energy L.P., California    Limited                  23.1        120.0   Natural Gas           May 1989
                               partnership
Rumford Cogeneration Company   Limited                  24.3         85.0   Coal and waste wood   May 1990
  L.P., Maine                  partnership
Koma Kulshan Associates,       Limited                 49.75         13.7   Hydro                 October 1990
  Washington                   partnership
Badger Creek Limited,          Limited                 49.75         50.0   Natural gas           April 1991
  California                   partnership
McKittrick Limited,            Limited                 49.75         50.0   Natural gas           October 1991
  California                   partnership
Live Oak Limited, California   Limited                    50         50.0   Natural gas           April 1992
                               partnership
Lockport Energy Associates,    Limited                 16.58        180.0   Natural gas           December 1992
  L.P., New York               partnership
Orlando Cogen Limited, L.P.,   Limited                    50        125.7   Natural gas           September 1993
  Florida                      partnership
Naheola Cogeneration LP,       Limited                    50         81.2   Black liquor solids,  March 1993(d)
  Alabama                      partnership                                  coal, gas, wood
Jamaica Private Power          Limited liability       24.09         60.0   Diesel                January 1997
  Company, Jamaica             Company

(a) Nominal gross capacity.

(b) Interest acquired by the company in June 1989.

(c) Interest acquired by the company in December 1988.

(d) Interest acquired by the company in May 1995.

ITEM 3. LEGAL PROCEEDINGS.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders in the fourth quarter of 1998.

PART 2

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The company's common stock (par $1) is listed on the New York, Pacific and Toronto stock exchanges under the symbol UCU. At December 31, 1998, the company had 41,027 common shareholders of record. Information relating to market prices of common stock and cash dividends on common stock is set forth in the table below.

                                  MARKET PRICE

                                                                                                            CASH
                                                                                   HIGH(A)    LOW(A)    DIVIDENDS(A)
                                                                                -----------  ---------  -------------
1998 QUARTERS
  First.......................................................................   $   26.29   $   23.33    $     .30
  Second......................................................................       26.33       23.21          .30
  Third.......................................................................       26.25       22.63          .30
  Fourth......................................................................       24.46       22.87          .30
1997 QUARTERS
  First.......................................................................   $   18.83   $   17.00    $   .2933
  Second......................................................................       19.59       17.17        .2933
  Third.......................................................................       20.59       19.33        .2933
  Fourth......................................................................       26.04       20.09        .2933

------------------------

(a) All per share amounts have been restated for the 3-for-2 stock split.

ITEM 6. SELECTED FINANCIAL DATA.

                                                       1998         1997        1996        1995        1994
                                                    -----------  ----------  ----------  ----------  ----------
                                                                  IN MILLIONS (EXCEPT PER SHARE)
Sales.............................................  $  12,563.4  $  8,926.3  $  4,332.3  $  2,792.6  $  2,398.1
Income from operations............................        240.8       243.3       225.8       227.1       228.0
Net income........................................        132.2       122.1       105.8        79.8        94.4
Earnings available for common shares..............        132.2       121.8       103.7        77.7        91.4
Basic earnings per common share (a)...............         1.65        1.51        1.46        1.15        1.39
Cash dividends per common share (a)...............         1.20        1.17        1.17        1.15        1.13
Total assets......................................      5,991.5     5,113.5     4,739.8     3,885.9     3,111.1
Short-term debt (including current maturities)....        484.4       263.4       277.7       303.7       321.2
Long-term debt....................................      1,375.8     1,358.6     1,470.7     1,355.4       976.9
Company-obligated mandatorily redeemable preferred
  securities of a partnership.....................        100.0       100.0       100.0       100.0      --
Preference and preferred stock....................      --           --            25.0        25.4        25.4
Common shareholders' equity.......................      1,446.3     1,163.6     1,158.0       946.3       906.8

------------------------

    (a) All per share amounts have been restated for the 3-for-2 stock split.

    Items between years that impact comparability are described and are incorporated by reference on page 27 in the company's 1998 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

    The information required by this item is incorporated by reference to pages 27 through 39 in the company's 1998 Annual Report to Shareholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The information required by this item is incorporated by reference to pages 36 and 37 in the company's Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is incorporated by reference to pages 40 through 60 of the company's 1998 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                     PART 3

ITEMS 10, 11, 12 AND 13.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY,
  EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information regarding these items appear in our proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K. For information with respect to the executive officers of the company, see "Executive Officers of the Registrant" following Item 1 in Part 1 of this Form 10-K.

                                     PART 4

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(1) FINANCIAL STATEMENTS:

                                                                                      PAGE NO.
                                                                                     -----------
Consolidated Statements of Income for the three years ended December 31, 1998......       *
Consolidated Balance Sheets at December 31, 1998 and 1997..........................       *
Consolidated Statements of Common Shareowners' Equity for the three years ended
  December 31, 1998................................................................       *
Consolidated Statements of Comprehensive Income for the three years ended December
  31, 1998.........................................................................       *
Consolidated Statements of Cash Flows for the three years ended December 31,
  1998.............................................................................       *
Notes to Consolidated Financial Statements.........................................       *
Report of Independent Public Accountants...........................................       *

------------------------

* Incorporated by reference to pages 40 through 60 of the company's 1998 Annual Report to Shareholders.

(2) FINANCIAL STATEMENT SCHEDULE

Report of Independent Accountants on Financial Statement Schedule
II................................................................      24
Valuation and Qualifying Accounts for the years 1998, 1997 and
  1996............................................................      25

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) LIST OF EXHIBITS *

    The following exhibits relate to a management contract or compensatory plan or arrangement:

10(a)(2)   UtiliCorp United Inc. Deferred Income Plan.
10(a)(3)   UtiliCorp United Inc. Amended and Restated 1986 Stock Incentive
             Plan.
10(a)(4)   UtiliCorp United Inc. Annual and Long-Term Incentive Plan.
10(a)(5)   UtiliCorp United Inc. 1990 Non-Employee Director Stock Plan.
10(a)(6)   Severance Compensation Agreement.
10(a)(7)   Executive Severance Payment Agreement.
10(a)(8)   Split Dollar Agreement.
10(a)(9)   Supplemental Retirement Agreement.
10(a)(11)  UtiliCorp United Inc. Life Insurance Program for Officers.
10(a)(12)  Summary of Terms and Conditions of Employment of Charles K.
             Dempster.
10(a)(13)  Supplemental Executive Retirement Plan, Amended and Restated.
10(a)(14)  Employment Agreement for Richard C. Green, Jr.
10(a)(15)  Employment Agreement for Robert K. Green.
10(a)(16)  Capital Accumulation Plan.
10(a)(17)  Supplemental Contributory Retirement Plan.


------------------------

* Incorporated by reference to the Index to Exhibits.

(b) Reports on Form 8-K

    A current report on Form 8-K dated November 13, 1998, filed on November 16, 1998, with respect to Item 5 and Item 7 was filed with the Securities and Exchange Commission by the Registrant.

    A current report on Form 8-K dated December 10, 1998, filed on December 14, 1998, with respect to Item 7 was filed with the Securities and Exchange Commission by the Registrant.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of UtiliCorp United Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements for 1998, 1997 and 1996 described on page 60 of UtiliCorp United Inc.'s Annual Report to shareholders, which is incorporated by reference in this Form 10-K, and have issued our report thereon dated February 1, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The Financial Statement Schedule listed in Item 14(a)2 is the responsibility of the company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Kansas City, Missouri
February 1, 1999

                             UTILICORP UNITED INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                                 (IN MILLIONS)

                                                                                            COLUMN E
                                    COLUMN B                              COLUMN D     -------------------
                                 ---------------       COLUMN C        --------------    DEDUCTIONS FROM        COLUMN F
           COLUMN A                 BEGINNING     -------------------    ADDITIONS        RESERVES FOR      -----------------
-------------------------------    BALANCE AT        PURCHASE OF A       CHARGED TO       PURPOSES FOR       ENDING BALANCE
          DESCRIPTION              DECEMBER 31         BUSINESS           EXPENSE         WHICH CREATED      AT DECEMBER 31
-------------------------------  ---------------  -------------------  --------------  -------------------  -----------------
Price Risk Management credit
  and service reserves:
  1998.........................     $    60.4             --                 --                   7.9           $    52.5
  1997.........................     $    57.2             --                  3.2              --               $    60.4
  1996.........................     $    70.6             --                 --                  13.4           $    57.2
Reserve for United Kingdom gas
  contracts
  1998.........................     $    19.0             --                  6.6                25.6           $  --
  1997.........................     $    14.0             --                  5.0              --               $    19.0
  1996.........................     $    11.0             --                  3.0              --               $    14.0

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

 *3(a)(3)     By-laws of the Company as amended. (Exhibit 3.1 on Form 10-Q for the quarter ended June 30, 1998.)

 *4(a)(1)     Certificate of Incorporation of the Company. (Exhibit 4(a)(1) to the Company's Annual Report on Form
                10-K for the year ended December 31, 1991.)

 *4(a)(2)     Certificate of Amendment to Certificate of Incorporation of the Company.
                (Exhibit 3.2 on Form 10-Q for the quarter ended June 30, 1998.)

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

 *4(e)]       Form of Rights Agreement between UtiliCorp United Inc. and First Chicago Trust Company of New York,
                as Rights Agent. (Exhibit 4 to the company's Form 10-Q for the period ended September 30, 1996.)

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

*10(a)(3)     UtiliCorp United Inc. Amended and Restated 1986 Stock Incentive Plan. (Exhibit 10.3 to the company's
                Form 10-Q for the quarter ended June 30, 1998.)

*10(a)(4)     UtiliCorp United Inc. Annual and Long-Term Incentive Plan. (Exhibit 10.4 to the Company's Form 10-Q
                for the quarter ended June 30, 1998).

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

*10(a)(13)    Supplemental Executive Retirement Plan, Amended and Restated, effective as of January 1, 1998.
                (Exhibit 10.1 on Form 10-Q for the quarter ended June 30, 1998.)

  EXHIBIT
   NUMBER                                                 DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------
*10(a)(14)    Employment Agreement for Richard C. Green, Jr. (Exhibit 10.4 on Form 10-Q for the quarter ended June
                30, 1998.)

*10(a)(15)    Employment Agreement for Robert K. Green (Exhibit 10.5 on Form 10-Q for the quarter ended June 30,
                1998.)

*10(a)(16)    Capital Accumulation Plan, effective as of January 1, 1998. (Exhibit 10(a)(1) to the company's Form
                10-Q for the quarter ended March 31, 1998.)

*10(a)(17)    Supplemental Contributory Retirement Plan, effective as of January 1, 1998. (Exhibit 10(a)(2) to the company's Form 10-Q for the quarter ended March 31, 1998.)

13            Annual Report to Shareholders for the year ended December 31, 1998

21            Subsidiaries of the Company.

23            Consent of Arthur Andersen LLP.

27            Financial Data Schedule.

------------------------

* Exhibits marked with an asterisk are incorporated by reference as indicated pursuant to Rule 12(b)-23.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

UTILICORP UNITED INC.

By:    /s/ RICHARD C. GREEN, JR.
      ----------------------------
         Richard C. Green, Jr.      Chairman of the Board of
                                      Directors, Chief
                                      Executive Officer (Principal
                                      Executive Officer)

Date: March 25, 1999

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

Date: March 25, 1999

By:       /s/ ROBERT K. GREEN
      ----------------------------
            Robert K. Green
                                    President, Chief Operating
                                      Officer and Director

Date: March 25, 1999

By:        /s/ JAMES S. BROOK
      ----------------------------
             James S. Brook
                                    Vice President, Controller and
                                      Chief Accounting Officer

Date: March 25, 1999

By:        /s/ JOHN R. BAKER
      ----------------------------
             John R. Baker
                                    Director

Date: March 25, 1999

By:        /s/ AVIS G. TUCKER
      ----------------------------
             Avis G. Tucker
                                    Director

Date: March 25, 1999

By:      /s/ ROBERT F. JACKSON
      ----------------------------
           Robert F. Jackson
                                    Director

Date: March 25, 1999

By:       /s/ L. PATTON KLINE
      ----------------------------
            L. Patton Kline
                                    Director

Date: March 25, 1999

By:         /s/ HERMAN CAIN
      ----------------------------
              Herman Cain
                                    Director

Date: March 25, 1999

By:     /s/ IRVINE O. HOCKADAY,
                  JR.
      ----------------------------
        Irvine O. Hockaday, Jr.
                                    Director

Date: March 25, 1999

By:        /s/ DR. STANLEY O.
               IKENBERRY
      ----------------------------
        Dr. Stanley O. Ikenberry
                                    Director

Date: March 25, 1999