Form 10-Q
period 1999-03-31
UTILICORP UNITED INC
filed 1999-05-17
CIK 66960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 1-3562


                              UTILICORP UNITED INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                    44-0541877
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification No.)


         20 West Ninth Street, Kansas City, Missouri           64105
          (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code   816-421-6600


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

CLASS                                                        OUTSTANDING AT MAY 12, 1999
Common Stock, $1 par value                                             92,634,900

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Information regarding the consolidated condensed financial statements is on pages 3 through 11.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations are on pages 12 through 19.


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         (a)    Exhibits are on page 20.

         (b)    Reports on Form 8-K are on page 20.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              UTILICORP UNITED INC.
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME--UNAUDITED

                                                                                   Quarter Ended March 31,
DOLLARS IN MILLIONS                                                                1999              1998
----------------------------------------------------------------------------------------------------------------
Sales                                                                           $3,801.0          $2,895.8
Cost of sales                                                                    3,518.1           2,642.3
--------------------------------------------------------------------------- ----------------- ------------------
GROSS PROFIT                                                                       282.9             253.5
--------------------------------------------------------------------------- ----------------- ------------------
Operating, administrative and maintenance expense                                  136.4             130.1
Depreciation expense                                                                44.5              42.0
--------------------------------------------------------------------------- ----------------- ------------------
Other income (expense):
Equity in earnings from investments and partnerships                                11.9              22.2
Other income                                                                         4.8               6.3
Other expense                                                                       (7.1)             (5.7)
--------------------------------------------------------------------------- ----------------- ------------------
Total other income                                                                   9.6              22.8
--------------------------------------------------------------------------- ----------------- ------------------
EARNINGS BEFORE INTEREST AND TAXES                                                 111.6             104.2
--------------------------------------------------------------------------- ----------------- ------------------
Interest expense:
Interest expense - long-term and short-term debt                                    34.5              33.4
Minority interest in income of partnership                                           2.2               2.2
--------------------------------------------------------------------------- ----------------- ------------------
Total interest  expense                                                             36.7              35.6
--------------------------------------------------------------------------- ----------------- ------------------
EARNINGS BEFORE INCOME TAXES                                                        74.9              68.6
Income taxes                                                                        23.0              25.3
--------------------------------------------------------------------------- ----------------- ------------------
NET INCOME                                                                         $51.9             $43.3
=========================================================================== ================= ==================

See accompanying notes to consolidated condensed financial statements.

                              UTILICORP UNITED INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                March 31,        December 31,
DOLLARS IN MILLIONS                                                               1999               1998
-------------------------------------------------------------------------- ------------------ -----------------
                                                                              (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                  $  169.7           $  120.5
     Funds on deposit                                                               42.9               13.4
     Accounts receivable, net                                                    1,155.4            1,137.5
     Inventories and supplies                                                      162.1              235.1
     Price risk management assets                                                  132.3              173.1
     Prepayments and other                                                          58.6               85.8
-------------------------------------------------------------------------- ------------------ -----------------
TOTAL CURRENT ASSETS                                                             1,721.0            1,765.4
-------------------------------------------------------------------------- ------------------ -----------------
Property, plant and equipment, net                                               3,536.7            3,313.9
Investments in subsidiaries and partnerships                                       744.0              519.8
Price risk management assets                                                       197.1              215.5
Deferred charges                                                                   197.5              176.9
-------------------------------------------------------------------------- ------------------ -----------------
TOTAL ASSETS                                                                    $6,396.3           $5,991.5
========================================================================== ================== =================
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                                       $  236.0           $  248.8
     Short-term debt                                                               363.1              235.6
     Accounts payable                                                            1,257.0            1,275.9
     Accrued liabilities                                                            59.7               50.6
     Price risk management liabilities                                             151.3              192.2
     Other current liabilities                                                      71.9               89.6
-------------------------------------------------------------------------- ------------------ -----------------
TOTAL CURRENT LIABILITIES                                                        2,139.0            2,092.7
-------------------------------------------------------------------------- ------------------ -----------------
LONG-TERM LIABILITIES:
     Long-term debt, net                                                         1,708.8            1,375.8
     Deferred income taxes and credits                                             434.0              429.5
     Price risk management liabilities                                             284.2              308.4
     Minority interest                                                             150.9              151.6
     Other deferred credits                                                         93.9               87.2
-------------------------------------------------------------------------- ------------------ -----------------
TOTAL LONG-TERM LIABILITIES                                                      2,671.8            2,352.5
-------------------------------------------------------------------------- ------------------ -----------------
Company-obligated mandatorily redeemable preferred securities of
     partnership                                                                   100.0              100.0
Common shareowners' equity                                                       1,485.5            1,446.3
Commitments and contingencies
-------------------------------------------------------------------------- ------------------ -----------------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                                       $6,396.3           $5,991.5
========================================================================== ================== =================

See accompanying notes to consolidated condensed financial statements

                              UTILICORP UNITED INC.
          CONSOLIDATED CONDENSED STATEMENTS OF COMMON SHAREOWNERS' EQUITY

                                                                                March 31,         December 31,
DOLLARS IN MILLIONS                                                               1999               1998
-------------------------------------------------------------------------- ------------------ -----------------
                                                                              (Unaudited)
Common Stock: authorized 200,000,000 shares, par value
    $1 per share, 93,605,985 shares outstanding  at March 31, 1999 and
    93,574,853 shares outstanding at December 31, 1998; authorized
    20,000,000 shares of Class A common stock, par value $1 per share,
    none issued                                                                   $93.6              $93.6
Premium on Capital Stock                                                        1,249.8            1,253.5
Retained Earnings                                                                 214.3              190.0
Treasury Stock, at cost 1,590,489 shares at March 31, 1999 and
2,159,330 shares at December 31, 1998                                             (38.3)             (53.2)
Currency Translation Adjustment                                                   (33.9)             (37.6)
-------------------------------------------------------------------------- ------------------ -----------------
TOTAL COMMON SHAREOWNERS' EQUITY                                               $1,485.5           $1,446.3
-------------------------------------------------------------------------- ------------------ -----------------

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                 Quarter Ended March 31,
                                                                          --------------------------------------
DOLLARS IN MILLIONS                                                              1999               1998
------------------------------------------------------------------------- ------------------- ------------------

Net income                                                                       $51.9               $43.3

Unrealized translation adjustments                                                 3.7                (1.5)
------------------------------------------------------------------------- ------------------- ------------------

COMPREHENSIVE INCOME                                                             $55.6               $41.8
------------------------------------------------------------------------- ------------------- ------------------

See accompanying notes to consolidated condensed financial statements.

                              UTILICORP UNITED INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITEd

                                                                                   Quarter Ended March 31,
DOLLARS IN MILLIONS                                                                 1999             1998
----------------------------------------------------------------------------- ---------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                      $51.9            $43.3
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation expense                                                        44.5             42.0
         Net changes in price risk management assets and liabilities                 (5.8)            (9.6)
         Deferred income taxes and credits                                            4.5             (1.8)
         Equity in earnings from investments and partnerships                       (11.9)           (22.2)
         Dividends from investments and partnerships                                  3.0              4.0
         Minority interests                                                           1.9               .7
         Changes in certain assets and liabilities:
             Accounts receivable, net                                               (49.7)           180.8
             Accounts receivable sold                                                31.8            ---
             Inventories and supplies                                                73.0            (11.6)
             Prepayments and other                                                   27.2             46.1
             Accounts payable                                                       (18.9)          (232.9)
             Accrued liabilities, net                                                 9.1             59.5
             Other                                                                  (14.3)            62.6
----------------------------------------------------------------------------- ---------------- ----------------
CASH PROVIDED BY OPERATING ACTIVITIES                                               146.3            160.9
----------------------------------------------------------------------------- ---------------- ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Additions to utility plant                                                 (25.0)           (16.5)
         Purchase of MultiNet/Ikon                                                 (224.0)           ---
         Purchase of TrustPower                                                    (261.0)           ---
         Other                                                                       (7.9)           (26.8)
----------------------------------------------------------------------------- ---------------- ----------------
CASH USED FOR INVESTING ACTIVITIES                                                $(517.9)          $(43.3)
----------------------------------------------------------------------------- ---------------- ----------------

                              UTILICORP UNITED INC.
      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED, CONTINUED

                                                                                   Quarter Ended March 31,
DOLLARS IN MILLIONS                                                                 1999             1998
----------------------------------------------------------------------------- ---------------- ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Treasury stock sold                                                      $  13.4          $  10.3
         Issuance of long-term debt                                                 310.7               .8
         Retirement of long-term debt                                                (0.9)             (.6)
         Short-term borrowings (repayments), net                                    127.4            (60.7)
         Cash dividends paid                                                        (27.6)           (24.8)
         Other                                                                       (2.2)            (7.0)
----------------------------------------------------------------------------- ---------------- ----------------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                    420.8            (82.0)
----------------------------------------------------------------------------- ---------------- ----------------
Increase  in cash and cash equivalents                                               49.2             35.6
Cash and cash equivalents at beginning of period                                    120.5             89.5
----------------------------------------------------------------------------- ---------------- ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $169.7           $125.1
----------------------------------------------------------------------------- ---------------- ----------------

See accompanying notes to consolidated condensed financial statements.

                              UTILICORP UNITED INC.
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our 1998 Annual Report on Form 10-K. We believe it is best to read our year end consolidated financial statements in conjunction with this report. The year end financial statements presented were derived from our audited financial statements, but do not include all disclosures required by generally accepted accounting principles. In our opinion, the accompanying consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair representation of our financial position and the results of our operations. Certain estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods shown have been made in preparing the consolidated condensed financial statements. Actual results could differ from these estimates.

Certain prior year amounts in the consolidated financial statements have been reclassified where necessary to conform to the 1999 presentation.

FINANCIAL INSTRUMENTS

TRADING OPERATIONS

We use a variety of financial instruments in connection with price risk management services provided by Aquila Energy Corporation, a wholly-owned subsidiary. These financial instruments include forward contracts that commit us to purchase or sell energy in the future; swap agreements which require payment to (or receipt of payments from) counterparties based on the differential between specific prices for the related commodity; futures and options contracts traded on the New York Mercantile Exchange and other contractual arrangements. The value of all the financial instruments used for price risk management activities are recorded at market value with changes in value reflected in the statement of income.

NON-TRADING ACTIVITIES FOR COMMODITY OPERATIONS

We use various exchange-traded and over-the-counter financial instrument contracts to hedge anticipated purchases and sales of natural gas and natural gas liquids. The financial instruments used are futures, options, forward contracts and price and basis swaps. Financial instruments used for non-trading activities are designated as a hedge at inception where there is a direct relationship to the price risk associated with the company's future sales and purchases of commodities used in the company's operations. Financial instruments used to hedge anticipated transactions are accounted for under the deferral method with gains and losses on these transactions recognized in sales when the hedged transaction occurs.

                              UTILICORP UNITED INC.
                         NOTES TO CONSOLIDATED CONDENSED
                         FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


2.  EARNINGS PER COMMON SHARE

The following table shows the amounts used in computing basic and dilutive earnings per share and the effect on income and weighted average number of shares of dilutive potential common stock for the quarters ended March 31, 1999 and 1998.

    IN MILLIONS, EXCEPT PER SHARE AMOUNTS                             Quarter Ended March 31,
    -------------------------------------------------------------------------------------------------
                                                                     1999                1998
    --------------------------------------------------------- ------------------- -------------------
    Earnings available for common shares                             $51.9               $43.3
    Interest expense on convertible bonds                            ---                    .1
    --------------------------------------------------------- ------------------- -------------------
    Earnings available for common shares
      after assumed conversion of dilutive                           $51.9               $43.4
      securities
    --------------------------------------------------------- ------------------- -------------------
    Earnings per share:
      Basic                                                        $    .57            $    .54
    --------------------------------------------------------- ------------------- -------------------

      Diluted:                                                     $    .57            $    .53
    --------------------------------------------------------- ------------------- -------------------

    Weighted average number of common shares used in basic
      EPS                                                             90.8                80.5
     Per share effect of dilutive securities:
       Stock options                                                    .6                  .9
       Convertible bonds                                                .3                  .3
    --------------------------------------------------------- ------------------- -------------------
    Weighted number of common shares and dilutive
        potential common shares used in diluted EPS                   91.7                81.7
    --------------------------------------------------------- ------------------- -------------------

                              UTILICORP UNITED INC.
                         NOTES TO CONSOLIDATED CONDENSED
                         FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)

3.  MERGER AND ACQUISITION ACTIVITIES

AQUILA TENDER OFFER

On May 7, 1999, approximately 3.4 million shares of Aquila Gas Pipeline Corporation (AQP) were tendered to UtiliCorp at $8.00. The 3.4 million shares together with the 24.0 million shares already held represented 93% of AQP's total shares outstanding. All remaining shares not tendered were converted in a "short-form" merger into a right to receive $8.00 per share or statutory appraisal rights. The short-form merger was completed on May 14, 1999.

NATURAL GAS STORAGE FACILITY

Our Aquila Energy subsidiary agreed on March 29, 1999, to purchase Western Gas Resources Storage Inc. The $100 million cash transaction will increase Aquila's ownership and control of strategically located natural gas storage assets. The 2,200 acre subsurface storage facility in Katy, Texas, has a storage capacity of 20 billion cubic feet. The purchase was completed on April 30, 1999.

AUSTRALIAN MULTINET GAS ACQUISITION

On March 12, 1999, we acquired a 25.5% interest in MultiNet/Ikon, a natural gas network and retailer in Victoria, Australia, for $224 million. This investment doubles our customer base in Australia.

ST. JOSEPH LIGHT & POWER COMPANY

On March 4, 1999, we agreed to merge with St. Joseph Light & Power Company (SJL&P). Under the agreement, SJL&P shareholders will receive a fixed $23.00 per share for each SJL&P common share. This will be converted into our common shares when the merger is completed. We will account for the transactions as a purchase. This transaction is subject to approval by SJL&P shareholders at a meeting scheduled for June 16, 1999, and by state and federal regulatory agencies. We expect to close this transaction by mid-2000. The total purchase price is approximately $270 million.

TRUSTPOWER ACQUISITION

Effective January 31, 1999, we closed the final transaction in the purchase of New Zealand based TrustPower. Working through our 79% owned New Zealand utility, UnitedNetworks Limited, completion of this transaction makes us the country's largest electricity distribution company. The $261 million deal added approximately 96,000 TrustPower customers to UnitedNetworks' system.

4.  EMPIRE DISTRICT ELECTRIC COMPANY

On May 10, 1999, we entered into an agreement with Empire District Electric Company (Empire) under which Empire will merge into UtiliCorp. Upon the closing of the Empire merger, Empire's stockholders will be entitled to receive $29.50 for each share of Empire common stock they hold payable in either cash or UtiliCorp common stock. The value of the merger consideration per share will decrease if UtiliCorp's common stock is trading below $22 per share at closing and will increase if UtiliCorp's common stock is trading above $26 per share at closing. The consideration paid to Empire shareholders is subject to certain conditions, such as cash and stock maximums as well as certain regulatory approvals. We expect this merger to be completed in mid-2000.

5.  DEBT REFINANCING EXCHANGE OFFER

We completed an exchange offer which effectively lowered the interest rates to be paid on two issues of senior notes. Approximately $131.8 million of the 9% senior notes were exchanged for 8.27% senior notes and $20.2 million of the 10.5% senior notes were exchanged for 9.03% senior notes.

7. REPORTABLE SEGMENT RECONCILIATION

                                         Quarter Ended
Dollars in millions                       March 31,
                                    1999               1998
                                  --------            -------
Sales:
  Regulated Businesses              $472.0             $465.5
  Aquila Energy                    2,992.6            2,307.2
  International                      336.2              122.5
  Other                                 .2                 .6
                                  --------           --------
    Total                         $3,801.0           $2,895.8
                                  --------           --------
                                  --------           --------

EBIT:
  Regulated Businesses               $76.3              $71.6
  Aquila Energy                        8.5               21.7
  International                       27.7               16.3
  Other                                (.9)              (5.4)
                                  --------           --------
    Total                           $111.6             $104.2
                                  --------           --------
                                  --------           --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              UTILICORP UNITED INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


EXCEPT WHERE NOTED, THE FOLLOWING DISCUSSION REFERS TO THE CONSOLIDATED ENTITY, UTILICORP UNITED INC. OUR BUSINESS SEGMENTS INCLUDE THE FOLLOWING BUSINESS GROUPS: REGULATED BUSINESSES, CONSISTING PRIMARILY OF TRANSMISSION, DISTRIBUTION AND GENERATION UTILITY OPERATIONS; AND AQUILA ENERGY CORPORATION (AQUILA), CONSISTING PRIMARILY OF ENERGY MARKETING (BOTH GAS AND ELECTRIC), INDEPENDENT POWER PROJECTS AND GAS PROCESSING, GATHERING AND TRANSMISSION. WE ALSO HAVE VARIOUS OPERATIONS THAT INCLUDE GENERATION, GAS MARKETING, ELECTRIC DISTRIBUTION AND VARIOUS EQUITY INVESTMENTS THAT ARE DISCUSSED IN THE INTERNATIONAL SECTION OF THIS REPORT. THE LIQUIDITY AND CAPITAL RESOURCES
SECTION IS PREPARED ON A CONSOLIDATED BASIS.

FORWARD-LOOKING INFORMATION

This report contains forward-looking information. Such statements involve risks and uncertainties, and there are certain important factors that can cause actual results to differ materially from those anticipated. Some of the important factors that can cause actual results to differ materially from those anticipated include:

      - Weather, which can affect results significantly to the extent that temperatures differ from normal. Both our utility and energy merchant businesses are weather sensitive.

      - The timing and extent of changes in energy commodity prices and interest rates.

      -   The pace and degree of regulatory changes in the U.S. and abroad.

      - Natural gas liquids prices and volumes, which are particularly volatile and difficult to predict.

      -   The pace of well connections to our gathering system.

      - The value of the U.S. dollar relative to the British pound, Canadian dollar, Australian dollar, and New Zealand dollar.

      - The continued expansion of the electric power markets and development of liquid term markets.

      -   Pending rate proceedings.

      -   Expansion of electric markets in the United Kingdom and Europe.

LIQUIDITY AND CAPITAL RESOURCES

We believe our liquidity and capital resources are sufficient and provide adequate financial flexibility. Our operations have historically generated strong positive cash flow, which, along with our credit lines, accounts receivable sales programs, common stock offerings and ability to issue public debt, have provided adequate liquidity to meet our short-term and long-term cash requirements, including requirements for acquisitions.

By using our $280 million accounts receivable sales programs we efficiently manage our working capital and provide immediate liquidity. We had sold approximately $280 million under these programs at March 31, 1999. In addition to the accounts receivable sales program, we can issue up to $150 million of commercial paper which is supported by a $250 million revolving credit agreement. We had no commercial paper borrowings at March 31, 1999.

We completed an exchange offer that effectively lowered the interest rates to be paid on two issues of senior notes. An interest rate of 8.27% will be paid on the $131.8 million of our 9% senior notes that were exchanged. An interest rate of 9.03% will be paid on the $20.2 million of our 10.5% senior notes that were exchanged.

3-FOR-2 STOCK SPLIT

The board of directors declared a 3-for-2 split of the common stock which took effect after the market closed on March 12, 1999. The split was based on shares of record held on February 22, 1999.

For every two shares held on that date, on March 12 one additional share was added. The share price was automatically adjusted, and the total value of the shares was unchanged.

SIGNIFICANT BALANCE SHEET MOVEMENTS

Total assets increased by $404.8 million since December 31, 1998. This increase is primarily attributable to the following:

      - Funds on deposit increased by $29.5 million. The increase relates to margin requirements and increased trading activities at Aquila Energy during the first quarter of 1999.

      - Inventories and supplies decreased by $73.0 million. Aquila Energy's operations contributed $39.8 million to the decrease due to normal seasonal reductions. Regulated operations contributed $30.2 million to the decrease due to a reduction of gas in storage as the industry is maintained at a higher level in the winter months.

      - Net property, plant and equipment increased $222.8 million. This increase is due to the acquisition of the TrustPower network assets in New Zealand.

      - Investments in subsidiaries and partnerships increased $224.2 million primarily due to the acquisition of MultiNet/Ikon Energy in March 1999.



Total liabilities increased by $365.6 million and common shareholders' equity increased by $39.2 million since December 31, 1998. These increases are primarily attributable to the following:

      - Long-term debt increased by $333.0 million primarily due to the acquisition activity in New Zealand.

      - Short-term debt increased $127.5 million primarily due to the MultiNet/Ikon Energy acquisition of $224 million.

      - Common shareholders' equity increased by $39.2 million primarily due to a decrease of $14.9 million in treasury stock and an increase of $24.3 million in retained earnings.

RESULTS OF OPERATIONS


REGULATED BUSINESSES

The table below summarizes the operations of our regulated businesses for the following periods:


                                                                        Quarter Ended
                                                                          March 31,
-------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                               1999                 1998
-------------------------------------------------------- ---------------------- -----------------
Sales:
  Electric                                                    $132.4                 $128.0
  Gas                                                          269.3                  278.0
  Other                                                         70.3                   59.5
-------------------------------------------------------- ---------------------- -----------------
Total sales                                                    472.0                  465.5
-------------------------------------------------------- ---------------------- -----------------
Cost of sales:
  Electric                                                      50.7                   46.8
  Gas                                                          170.4                  180.8
  Other                                                         61.0                   48.7
-------------------------------------------------------- ---------------------- -----------------
Total cost of sales                                            282.1                  276.3
-------------------------------------------------------- ---------------------- -----------------
Gross profit                                                   189.9                  189.2
-------------------------------------------------------- ---------------------- -----------------
Operating expenses:
  Other operating                                               61.7                   64.3
  Maintenance                                                   11.4                   10.1
  Taxes, other than income taxes                                14.3                   15.3
  Depreciation and amortization                                 28.3                   28.1
-------------------------------------------------------- ---------------------- -----------------
Total operating expenses                                       115.7                  117.8
-------------------------------------------------------- ---------------------- -----------------
Other income                                                     2.1                     .2
-------------------------------------------------------- ---------------------- -----------------
EBIT                                                         $  76.3                $  71.6
======================================================== ====================== =================


QUARTER-TO-QUARTER

Regulated Businesses' EBIT increased $4.7 million in 1999 compared to 1998 due to the following reasons:

      - An increase in the number of customers and lower purchased power costs that together increased 1999 EBIT by $7.2 million. The lower purchased power costs are due to the mild winter weather which lowered spot electricity prices.

      - Favorable weather in 1999 compared to 1998 which increased EBIT by $2.2 million. Winter temperatures were 10% below normal in 1999.

      - The timing of earnings recognition on a note receivable favorably impacted 1999 by $2.0 million.

      - Partially offsetting the above favorable factors was the impact of the Missouri rate reduction that lowered EBIT by $6.4 million. The Missouri rate reduction began in April 1998.


REGULATORY MATTERS

We filed and have pending a request to increase our gas and electric rates in West Virginia by $4.7 million and $2.9 million, respectively. We expect final rates in late 1999.

ST. JOSEPH LIGHT & POWER COMPANY

On March 4, 1999, we agreed to merge with St. Joseph Light & Power Company (SJL&P). Under the agreement, SJL&P shareholders will receive a fixed $23.00 per share for each SJL&P common share. This will be converted into UtiliCorp common shares when the merger is completed. We will account for the transactions as a purchase. This transaction is subject to approval by SJL&P shareholders and state and federal regulatory agencies. We expect to close this transaction by mid-2000. The total purchase price is approximately $270 million.

EMPIRE DISTRICT ELECTRIC COMPANY

On May 10, 1999, we entered into an agreement with Empire District Electric Company (Empire) under which Empire will merge into UtiliCorp. Upon the closing of the Empire merger, Empire's stockholders will be entitled to receive $29.50 for each share of Empire common stock they hold payable in either cash or UtiliCorp common stock. The value of the merger consideration per share will decrease if UtiliCorp's common stock is trading below $22 per share at closing and will increase if UtiliCorp's common stock is trading above $26 per share at closing. The consideration paid to Empire shareholders is subject to certain conditions, such as cash and stock maximums as well as certain regulatory approvals. We expect this merger to be completed in mid-2000.

AQUILA ENERGY

The table below summarizes the operations of Aquila Energy for the following periods:

                                                                        Quarter Ended
                                                                          March 31,
-------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                                1999              1998
------------------------------------------------------------- ---------------- ------------------
Sales:
  Energy marketing                                               $2,910.1         $2,220.0
  Aquila Gas Pipeline                                                82.5             87.2
------------------------------------------------------------- ---------------- ------------------
Total sales                                                       2,992.6          2,307.2
------------------------------------------------------------- ---------------- ------------------
Cost of sales:
  Cost of energy marketing                                        2,878.9          2,197.9
  Aquila Gas Pipeline                                                73.5             60.3
------------------------------------------------------------- ---------------- ------------------
Total cost of sales                                               2,952.4          2,258.2
------------------------------------------------------------- ---------------- ------------------
Gross profit                                                         40.2             49.0
------------------------------------------------------------- ---------------- ------------------
Operating expenses:
  Operating and maintenance                                          32.0             26.1
  Depreciation, depletion and amortization                            8.1              7.4
------------------------------------------------------------- ---------------- ------------------
Total operating expenses                                             40.1             33.5
------------------------------------------------------------- ---------------- ------------------
Other income, net                                                     8.4              6.2
------------------------------------------------------------- ---------------- ------------------
Reported EBIT                                                      $  8.5            $21.7
------------------------------------------------------------- ---------------- ------------------

EBIT by business subunit:
  Energy marketing                                                   $3.1           $  6.2
  Aquila Gas Pipeline (AQP)                                            .2              7.0
  IPP                                                                 5.2              8.5
============================================================= ================ ==================
Total                                                              $  8.5            $21.7
============================================================= ================ ==================

QUARTER-TO-QUARTER

Aquila Energy's first quarter EBIT in 1999 was $8.5 million, a decline of 61% from 1998 first quarter EBIT of $21.7 million.

The increase of $685.4 million in sales is related to the activities of the energy marketing unit. In Aquila's energy marketing unit, significant growth in market share compared to a year earlier continued, with managed gas volumes up 21% to 10.8 billion cubic feet per day and power volumes up 86% to 44.0 million megawatt-hours. Earnings from the wholesale power unit improved dramatically from the prior year with good performance in both term origination and trade operations. The mild winter weather unfavorably affected the gas term and trading results in 1999 by reducing natural gas price volatility and lowering storage gas use. In addition, EBIT was reduced due to the start-up phase of several new product lines that are expected to complement our energy portfolio.

EBIT from AQP decreased to $.2 million in 1999 compared to $7.0 million in 1998. This decrease is due to the following reasons:

      - NGL prices decreased 19% to $.22 per gallon in 1999 from $.27 per gallon in 1998.

      - NGL production volumes decreased 25% to 21,000 barrels per day in 1999 from 28,000 barrels per day in 1998.

      - The elimination of 60 employees and the costs of evaluating our tender offer together decreased EBIT by $2.5 million in 1999. We expect that the annual cost savings from these actions will increase EBIT by $3 to $4 million.

      - Partially offsetting the above decreases was a 24% increase in throughput volumes to 535 million cubic feet per day in 1999 compared to 431 million cubic feet per day in 1998.


The commodity pricing environment impacting AQP was affected by the price of oil, which directly affects NGL prices, which remained lower during the quarter and the mild winter weather which lowered gas demand and prices.


EBIT from independent power projects was down $3.3 million due to lower ownership interests in one project and the impact from a contract change at another project.


AQUILA GAS PIPELINE TENDER OFFER

On May 7, 1999, approximately 3.4 million shares of Aquila Gas Pipeline Corporation (AQP) were tendered to UtiliCorp at $8.00. The 3.4 million shares together with the 24.0 million shares already held represented 93% of AQP's total shares outstanding. All remaining shares not tendered were converted in a "short-form" merger into a right to receive $8.00 per share or statutory appraisal rights. The short-form merger was completed on May 14, 1999.

NATURAL GAS STORAGE FACILITY

On March 29, 1999, we agreed to purchase Western Gas Resources Storage, Inc. for $100 million in cash. This storage facility will provide access to 20 BCF of natural gas in a strategic location to enhance physical and trading activities. The 2,200 acre subsurface storage facility is located in Katy, Texas. The purchase closed on April 30, 1999.

MERCHANT GAS-FIRED POWER PLANT

A subsidiary of Aquila is participating in the building of a 600 megawatt gas-fired power plant that will sell its output into the central U.S. wholesale market and to a regulated division of Utilicorp. The power plant is expected to be completed in phases with a simple-cycle operation starting June 2001 and a combined-cycle operation starting in January 2002.

INTERNATIONAL

The table below summarizes the operations of our international business for the following periods:

                                                                          Quarter Ended
                                                                            March 31,
-------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                                  1999               1998
------------------------------------------------------------- ---------------- ------------------
Sales                                                               $336.2            $122.5
------------------------------------------------------------- ---------------- ------------------
Cost of sales                                                        283.6             106.3
------------------------------------------------------------- ---------------- ------------------
Gross Profit                                                          52.6              16.2
------------------------------------------------------------- ---------------- ------------------
Operating expenses:
  Other operating                                                     12.6               8.1
  Maintenance                                                          1.2                .7
  Taxes, other than income taxes                                       2.8               3.1
  Depreciation and amortization                                       11.3               2.8
------------------------------------------------------------- ---------------- ------------------
Total Expense                                                         27.9              14.7
------------------------------------------------------------- ---------------- ------------------
Equity earnings in subsidiaries and partnerships                       4.9              13.9
Other income (expense)                                                (1.9)               .9
------------------------------------------------------------- ---------------- ------------------
Normalized EBIT                                                    $  27.7           $  16.3
------------------------------------------------------------- ---------------- ------------------

EBIT by business subunit:
  Australia                                                        $   5.2           $   9.6
  New Zealand                                                         14.5               1.4
  United Kingdom                                                       4.2              (1.6)
  Canada                                                               3.8               6.9
------------------------------------------------------------- ---------------- ------------------
Normalized EBIT                                                    $  27.7             $16.3
------------------------------------------------------------- ---------------- ------------------

DELIVERY NETWORKS

EBIT from New Zealand increased $13.1 million to $14.5 million in 1999 compared to 1998. This increase is due to the $744 million of additional investments made in New Zealand over the last six months. As a result of these investments, our ownership interest increased to 78.6% from 33% in UnitedNetworks. We consequently reflect New Zealand's activities on a consolidated basis in 1999, but in 1998 New Zealand investments were reflected on the equity method. This change impacts quarter to quarter comparisons and is a key reason for increases in sales, cost of sales and operating expense and the decrease in equity earnings in 1999 compared to 1998.

EBIT from Australia decreased $4.4 million in 1999 compared to 1998. This decrease is due to the lower ownership percentage in 1999 resulting from the initial public offering in 1998. Because of lower interest costs the effect on EPS is neutral. See MuliNet/Ikon for discussion of gas investment.

EBIT from Canada was down $3.1 million to $3.8 million in 1999 primarily due to warmer than expected weather, a change in regulatory accounting requirements and the timing of capital projects.

ENERGY MERCHANT

EBIT from the United Kingdom increased by $5.8 million to $4.2 million in the 1999 first quarter due to the expansion of UtiliCorp's gas marketing business. In the 1999 quarter, we had 993,000 more indirect customers than in 1998, which significantly increased volumes and earnings. EBIT from the UK in 1999 was also enhanced by the settlement of non-economic gas supply contracts in the 1998 second quarter.

AUSTRALIAN MULTINET GAS ACQUISITION

On March 30, 1999, we acquired a 25.5% interest in MultiNet/Ikon Energy, a natural gas network and retailer in Victoria, Australia, for $224.0 million. This investment doubles the customer base in our Australian investment and is expected to add about $.04 EPS to 1999.

TRUSTPOWER ACQUISITION

Effective January 31, 1999, we closed the final transaction in the purchase of New Zealand based TrustPower. Working through our 79% owned New Zealand utility, UnitedNetworks Limited, completion of this transaction makes us the country's largest electricity distribution company. The $261 million deal added approximately 96,000 TrustPower customers to UnitedNetworks' system.

ACCOUNTING PRONOUNCEMENTS

On November 18-19, 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board came to consensus regarding EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities". The issue being addressed was whether contracts for the purchase and sale of energy commodities (for example, electricity and gas) should be marked to market with the activities shown net in the income statement (that is, as trading activities) or whether those activities should be recorded through inventory accounting (that is, lower of cost or market) and shown gross as operating revenue and expense in the income statement. The Task Force identified specific indicators to consider when determining what constitutes "trading activities". UtiliCorp has adopted EITF 98-10. The effects of this adoption did not result in a significant change in our current accounting practices because the vast majority of our energy commodities are already marked to market. The areas that were not marked previously were immaterial.

In June 1998, the Financial Accounting Standards Board issued a new standard on derivatives that requires companies to declare each derivative as either a fair value or cash flow hedge and record the derivative and the underlying instrument at fair value. The income statement impact depends on whether the derivative is a fair value or cash flow hedge. This new standard will impact certain interest rate financial instruments currently being used in some of the international business units and may impact certain commodity contracts. The financial impact of this standard, which is effective January 1, 2000 is not known at this time.

YEAR 2000 ISSUES

Status of Key Procedure Areas

We continue to address Year 2000 readiness in our information and operational systems. The final phases of which include:

* Remediation and Post Remediation Testing which includes the upgrade and replacement of equipment and software that is not expected to work properly after the Year 2000.

* Contingency Planning which includes a company-wide analysis and preparation of specific procedures to perform and backup systems to utilize in the unlikely event of a Year 2000 interruption in our systems or one of our key supplier's.

We expect to complete the above phases of our Year 2000 assessment/remediation project by June 30, 1999. Certain non-critical systems that are not Year 2000 ready will not be replaced or remediated by year end. These systems are not critical to UtiliCorp and will not impact our ability to provide energy services to our customers, bill and collect receivables or provide financial information. A more detailed update on our Year 2000 program is described below.

Information Systems and Technology

Many of our information systems and related software are already year 2000 ready. We installed several major new software systems including financial, customer information (in certain locations) and various support systems. Although our customer information system is not fully implemented, our existing customer information system is Year 2000 ready if any unforeseen delays occur in its roll out. We expect to spend approximately $186.0 million in new information technology. Of this amount, to date we have spent $147.0 million.

Operations and Embedded Systems

We identified, inventoried and assessed all potentially affected equipment, systems, and software. We expect to complete certain system replacements that affect our ability to serve customers and manage operations by June 30, 1999. Our estimated cost of remediation is approximately $2.8 million. Certain non-mission critical systems that do not affect energy flow or management will be remediated as needed after 12/31/99.

We prepared a preliminary contingency plan for our businesses which includes procedures on how to operate under conditions arising from possible Year 2000 issues. We expect to finalize this plan by June 30, 1999. In addition, we are coordinating our contingency plans with other utilities and suppliers.

PART II
OTHER INFORMATION

ITEM 6. EXHIBITS

(A)  LIST OF EXHIBITS:

        27        Financial Data Schedule--For the three months ended March 31,
                  1999.

(B)  REPORT ON FORM 8-K

        A current report on Form 8-K dated March 5, 1999, with respect to item 5 was filed with the Securities and Exchange Commission by the Registrant.

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

UTILICORP UNITED INC.


By:     /s/ Richard C. Green, Jr.
        -------------------------
         Richard C. Green, Jr.
         Chairman of the Board and Chief Executive Officer

Date: May 17, 1999


By:     /s/ James S. Brook
        -------------------------
         James S. Brook
         Vice President, Controller and Chief Accounting Officer

Date: May 17, 1999