Form 10-Q
period 1999-06-30
UTILICORP UNITED INC
filed 1999-08-13
CIK 66960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1999

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

CLASS                                        Outstanding at August 6, 1999

Common Stock, $1 par value                               93,108,405


                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

         Information regarding the consolidated condensed financial statements is set forth on pages 3 through 14.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations can be found on pages 15 through 24.

                           PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         See page 25 for the results of voting at the Annual Shareholders' meeting held on May, 5 1999.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

         Exhibits can be found on page 25.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              UTILICORP UNITED INC.
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME--UNAUDITED

                                                                               Three Months Ended June 30,
DOLLARS IN MILLIONS                                                              1999               1998
---------------------------------------------------------------------------------------------------------------
Sales                                                                          $3,970.1           $2,564.6
Cost of sales                                                                   3,697.1            2,354.4
---------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                      273.0              210.2
---------------------------------------------------------------------------------------------------------------
Operating, administrative and maintenance expense                                 149.6              132.7
Depreciation and amortization                                                      49.9               31.1
Provision for asset impairments                                                    ---                27.7
---------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                                             73.5               18.7
---------------------------------------------------------------------------------------------------------------
Other income (expense):
Equity in earnings from investments and partnerships                                8.8               61.1
Other income                                                                       10.4                4.9
Minority interest and other expense                                                (7.1)             (13.9)
---------------------------------------------------------------------------------------------------------------
Total other income                                                                 12.1               52.1
---------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INTEREST AND TAXES                                                 85.6               70.8
---------------------------------------------------------------------------------------------------------------
Interest expense:
Interest expense - long-term debt                                                  43.4               29.4
Interest expense - short-term debt                                                  1.3                2.4
Minority interest in income of partnership                                          2.2                2.2
---------------------------------------------------------------------------------------------------------------
Total interest  expense                                                            46.9               34.0
---------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                                                       38.7               36.8
Income taxes                                                                       13.9               13.4
---------------------------------------------------------------------------------------------------------------
NET INCOME                                                                     $   24.8           $   23.4
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated condensed financial statements.

                              UTILICORP UNITED INC.
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME--UNAUDITED

                                                                                    Six Months Ended
                                                                                        June 30,
DOLLARS IN MILLIONS                                                               1999              1998
----------------------------------------------------------------------------------------------------------------
Sales                                                                           $7,771.1          $5,460.4
Cost of sales                                                                    7,215.1           4,996.6
----------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                       556.0             463.8
----------------------------------------------------------------------------------------------------------------
Operating, administrative and maintenance expense                                  286.1             262.8
Depreciation and amortization                                                       94.4              73.1
Provision for asset impairments                                                     ---               27.7
----------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                                             175.5             100.2
----------------------------------------------------------------------------------------------------------------
Other income (expense):
Equity in earnings from investments and partnerships                                20.7              83.2
Other income                                                                        17.3              11.2
Minority interest and other expense                                                (16.3)            (19.6)
----------------------------------------------------------------------------------------------------------------
Total other income                                                                  21.7              74.8
----------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INTEREST AND TAXES                                                 197.2             175.0
----------------------------------------------------------------------------------------------------------------
Interest expense:
Interest expense - long-term debt                                                   77.8              61.3
Interest expense - short-term debt                                                   1.4               3.9
Minority interest in income of partnership                                           4.4               4.4
----------------------------------------------------------------------------------------------------------------
Total interest  expense                                                             83.6              69.6
----------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                                                       113.6             105.4
Income taxes                                                                        36.9              38.7
----------------------------------------------------------------------------------------------------------------
NET INCOME                                                                      $   76.7          $   66.7
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------




See accompanying notes to consolidated condensed financial statements.

                              UTILICORP UNITED INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                June 30,         December 31,
DOLLARS IN MILLIONS                                                              1999               1998
---------------------------------------------------------------------------------------------------------------
ASSETS                                                                        (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                 $   189.3          $   120.5
     Funds on deposit                                                               22.2               13.4
     Accounts receivable, net                                                    1,290.2            1,137.5
     Inventories and supplies, at average cost                                     224.5              235.1
     Price risk management assets                                                  182.5              173.1
     Prepayments and other                                                          46.8               85.8
---------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                             1,955.5            1,765.4
---------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                               3,644.8            3,313.9
Investments in subsidiaries and partnerships                                       741.6              519.8
Price risk management assets                                                       201.3              215.5
Merchant notes receivable                                                           99.6               20.1
Deferred charges                                                                   183.3              156.8
---------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $6,826.1           $5,991.5
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                                      $   172.4          $   248.8
     Short-term debt                                                               467.2              235.6
     Accounts payable                                                            1,359.3            1,275.9
     Accrued liabilities                                                            51.4               50.6
     Price risk management liabilities                                             185.5              192.2
     Other current liabilities                                                      92.0               89.6
---------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                        2,327.8            2,092.7
---------------------------------------------------------------------------------------------------------------
LONG-TERM LIABILITIES:
     Long-term debt, net                                                         1,979.8            1,375.8
     Deferred income taxes and credits                                             428.7              429.5
     Price risk management liabilities                                             285.3              308.4
     Minority interest                                                             110.1              151.6
     Other deferred credits                                                         88.8               87.2
---------------------------------------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                                      2,892.7            2,352.5
---------------------------------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable preferred securities
      of partnership                                                               100.0              100.0
Common shareowners' equity                                                       1,505.6            1,446.3
Commitments and contingencies                                                       --                 --
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                                       $6,826.1           $5,991.5
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements

                              UTILICORP UNITED INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME--UNAUDITED

                                                          Three Months Ended          Six Months Ended
                                                               June 30,                   June 30,
-------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                       1999          1998          1999          1998
-------------------------------------------------------------------------------------------------------------
Net Income                                                   $24.8        $23.4         $76.7         $66.7

Other comprehensive income (loss):
       Unrealized translation adjustments                     (4.4)       (14.7)          (.7)        (16.2)
-------------------------------------------------------------------------------------------------------------

Comprehensive Income                                         $20.4         $8.7         $76.0         $50.5
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------



         CONSOLIDATED CONDENSED STATEMENTS OF COMMON SHAREOWNERS' EQUITY


                                                                               June 30,          December 31,
DOLLARS IN MILLIONS                                                              1999                1998
-------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
  Common Stock: authorized 200,000,000 shares, par value
     $1 per share; 93,605,736 shares outstanding at June 30, 1999 and 93,574,853 shares outstanding at December 31, 1998; authorized
     20,000,000 shares of Class A common stock, par value $1 per share,
     none issued                                                              $    93.6          $    93.6
Premium on Capital Stock                                                        1,258.0            1,253.5
Retained Earnings                                                                 211.3              190.0
Treasury Stock, at cost (780,124 and 2,159,330 shares at June 30, 1999
    and December 31, 1998, respectively)                                          (19.0)             (53.2)
Accumulated Other Comprehensive Losses                                            (38.3)             (37.6)
-------------------------------------------------------------------------------------------------------------
TOTAL COMMON SHAREOWNERS' EQUITY                                               $1,505.6           $1,446.3
-------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated condensed financial statements.

                              UTILICORP UNITED INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED

                                                                                Three Months Ended June 30,
DOLLARS IN MILLIONS                                                                1999             1998
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                   $   24.8         $   23.4
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation, depletion and amortization                                    49.9             39.2
         Net changes in price risk management assets and liabilities                (19.2)           (16.1)
         Deferred income taxes and credits                                           (5.3)            17.8
         Equity in earnings from investments and partnerships                        (5.9)           (35.5)
         Dividends from investments and partnerships                                  4.2              8.8
         Merchant notes receivable                                                  (67.7)            --
         Minority interests                                                           3.2              1.1
         Gain on sale of subsidiary stock                                             --             (25.5)
         Provision for asset impairments                                              --              27.7
         Changes in certain assets and liabilities:
             Accounts receivable, net                                               (95.7)            18.4
             Accounts receivable, sold                                              (39.0)             --
             Inventories and supplies                                               (62.4)             3.3
             Prepayments and other                                                   29.8            (21.1)
             Deferred charges, net                                                  (17.7)            12.3
             Accounts payable                                                       102.3             11.3
             Accrued liabilities, net                                                (6.7)           (27.7)
             Other                                                                   (3.7)            16.4
---------------------------------------------------------------------------------------------------------------
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES                                   (109.1)            53.8
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Additions to utility plant                                                 (18.9)           (37.9)
         Repayment of debt securities                                                 --             100.1
         Investments in international businesses                                     (1.0)           (82.6)
         Purchase of minority interest in Aquila Gas Pipeline                       (44.0)            --
         Investments in energy related properties                                  (104.9)            (5.1)
         Other                                                                      (13.5)           (33.8)
---------------------------------------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                                                $(182.3)         $ (59.3)
---------------------------------------------------------------------------------------------------------------


                              UTILICORP UNITED INC.
      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED, CONTINUED


                                                                                Three Months Ended June 30,
DOLLARS IN MILLIONS                                                                1999             1998
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Treasury stock (acquired)/sold                                           $  19.4         $  (44.8)
         Issuance of long-term debt                                                 208.2             30.2
         Retirement of long-term debt                                                (1.1)          (164.9)
         Short-term borrowings, net                                                 104.2            219.7
         Cash dividends paid                                                        (27.9)           (23.7)
         Other                                                                        8.2             (7.0)
---------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                               311.0              9.5
---------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                19.6              4.0
Cash and cash equivalents at beginning of period                                    169.7            125.1
---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $189.3           $129.1
---------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated condensed financial statements.

                              UTILICORP UNITED INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED

                                                                                 Six Months Ended June 30,
DOLLARS IN MILLIONS                                                                1999             1998
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                    $  76.7          $  66.7
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation, depletion and amortization                                    94.4             81.2
         Net changes in price risk management assets and liabilities                (25.0)           (25.7)
         Deferred income taxes and credits                                            (.8)            16.0
         Equity in earnings from investments and partnerships                       (16.6)           (57.7)
         Dividends from investments and partnerships                                  7.2             12.8
         Merchant notes receivable                                                  (79.5)           ---
         Minority interests                                                           5.1              1.8
         Gain on sale of subsidiary stock                                            ---             (25.5)
         Provision for asset impairments                                             ---              27.7
         Changes in certain assets and liabilities:
             Accounts receivable, net                                              (145.2)           199.2
             Accounts receivable, sold                                               (7.2)            ---
             Inventories and supplies                                                10.6             (8.3)
             Prepayments and other                                                   41.4             25.0
             Deferred charges, net                                                  (26.5)            12.3
             Accounts payable                                                        83.4           (221.6)
             Accrued liabilities, net                                                  .8             31.8
             Other                                                                   15.2             79.0
---------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                                34.0            214.7
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Additions to utility plant                                                 (44.0)           (54.4)
         Repayment of debt securities                                               ---              100.1
         Investments in international businesses                                   (490.1)           (82.6)
         Purchase of minority interest in Aquila Gas Pipeline                       (44.0)            --
         Investments in energy related properties                                  (127.3)            (9.1)
         Other                                                                        6.1            (56.6)
---------------------------------------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                                                $(699.3)         $(102.6)
---------------------------------------------------------------------------------------------------------------


                              UTILICORP UNITED INC.
      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED, CONTINUED

                                                                                 Six Months Ended June 30,
DOLLARS IN MILLIONS                                                                1999             1998
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Treasury stock (acquired)/sold                                           $  32.8         $  (34.5)
         Issuance of long-term debt                                                 518.8             31.0
         Retirement of long-term debt                                                (1.9)          (165.5)
         Short-term borrowings (repayments), net                                    231.6            159.0
         Cash dividends paid                                                        (55.4)           (48.5)
         Other                                                                        8.2            (14.0)
---------------------------------------------------------------------------------------------------------------
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                                    734.1            (72.5)
---------------------------------------------------------------------------------------------------------------
Increase  in cash and cash equivalents                                               68.8             39.6
Cash and cash equivalents at beginning of period                                    120.5             89.5
---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $189.3           $129.1
---------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated condensed financial statements.

                              UTILICORP UNITED INC.
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our 1998 Annual Report on Form 10-K. We believe it is best to read our year-end consolidated financial statements in conjunction with this report. The year-end financial statements presented were derived from our audited financial statements, but do not include all disclosures required by generally accepted accounting principles. In our opinion, the accompanying consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair representation of our financial position and the results of our operations. Certain estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods shown have been made in preparing the consolidated condensed financial statements. Actual results could differ from these estimates.

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

                              UTILICORP UNITED INC.
                         NOTES TO CONSOLIDATED CONDENSED
                         FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


2.   EARNINGS PER COMMON SHARE

The following table shows the amounts used in computing basic and diluted earnings per share and the effect on income and weighted average number of shares of dilutive potential common stock for the three- and six-month periods ended June 30, 1999 and 1998.

                                                              Three Months Ended            Six Months Ended
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                              June 30,                     June 30,
------------------------------------------------------------------------------------------------------------------
                                                              1999           1998          1999          1998
------------------------------------------------------------------------------------------------------------------
Earnings available for common shares                          $24.8          $23.4         $76.7         $66.7
Interest expense on convertible bonds                            .1             .1            .1            .1
------------------------------------------------------------------------------------------------------------------
Earnings available for common shares
  after assumed conversion of dilutive securities             $24.9          $23.5         $76.8         $66.8
------------------------------------------------------------------------------------------------------------------

Earnings per share:
  Basic                                                       $  .27         $  .29        $  .84        $  .83
------------------------------------------------------------------------------------------------------------------

  Diluted                                                     $  .27         $  .29        $  .83        $  .82
------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares used in basic
  EPS                                                          92.7           80.0          91.7          80.2
Share effect of dilutive securities:
   Stock options                                                 .6             .9            .6            .8
   Convertible bonds                                             .3             .3            .3            .4
------------------------------------------------------------------------------------------------------------------
Weighted number of common shares and dilutive potential
    common shares used in diluted EPS                          93.6           81.2          92.6          81.4
------------------------------------------------------------------------------------------------------------------


3.       MERGER AND ACQUISITION ACTIVITIES

AQUILA TENDER OFFER

On May 7, 1999, approximately 3.4 million shares of Aquila Gas Pipeline Corporation (AQP) were tendered to UtiliCorp at $8.00. The 3.4 million shares together with the 24.0 million shares already held represented 93% of AQP's total shares outstanding. All remaining shares not tendered were converted in a "short-form" merger into a right to receive $8.00 per share or statutory appraisal rights. The short-form merger was completed on May 14, 1999, and AQP is no longer a publicly traded company.

NATURAL GAS STORAGE FACILITY

Our Aquila Energy subsidiary agreed on March 29, 1999, to purchase Western Gas Resources Storage Inc. The $100 million cash transaction increases Aquila's ownership and control of

                              UTILICORP UNITED INC.
                         NOTES TO CONSOLIDATED CONDENSED
                         FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


strategically located natural gas storage assets. The 2,200 acre subsurface facility in Katy, Texas, has a storage capacity of 20 billion cubic feet. The purchase closed on May 3, 1999.

AUSTRALIAN MULTINET GAS ACQUISITION

On March 12, 1999, we acquired a 25.5% interest in Multinet/Ikon, a natural gas network and retailer in Victoria, Australia, for $224 million. This investment doubles our customer base in Australia.

ST. JOSEPH LIGHT & POWER COMPANY

On March 4, 1999, St. Joseph Light & Power Company (SJL&P) agreed to merge into UtiliCorp. Under the agreement, SJL&P shareholders will receive UtiliCorp common shares equal to $23.00 per SJL&P common share. We will account for the transaction as a purchase. This transaction was approved by SJL&P shareholders on June 16, 1999, and is also subject to approval by various state and federal regulatory agencies. We expect to close this transaction by mid-2000. The total purchase price is approximately $270 million, including the assumption of about $80 million in debt.

TRUSTPOWER ACQUISITION

Effective January 31, 1999, we closed the purchase of New Zealand based TrustPower. Working through our 79% owned New Zealand utility, UnitedNetworks Limited, completion of this transaction made us the New Zealand's largest electricity distribution company, adding approximately 96,000 TrustPower customers to UnitedNetworks' system.

EMPIRE DISTRICT ELECTRIC COMPANY

On May 10, 1999, Empire District Electric Company (Empire) agreed to merge into UtiliCorp. Upon closing, Empire's shareholders will be entitled to receive $29.50 for each share of Empire common stock they hold, payable in either cash or UtiliCorp common stock. The value of the merger consideration per share will decrease if UtiliCorp's common stock is trading below $22 per share at closing and will increase if UtiliCorp's common stock is trading above $26 per share at closing. The consideration paid to Empire shareholders is subject to certain conditions, such as cash and stock maximums, as well as certain regulatory approvals. The shareholders of Empire are scheduled to vote on the merger on September 3, 1999. We expect this merger to be completed by the end of 2000.

QUANTA SERVICES, INC.

On June 30, 1999, we signed a letter of intent to invest up to $400 million in Quanta Services, Inc. (Quanta). Quanta is a provider of specialized contracting services to electric utilities, telecommunications and cable television companies, and governmental entities. The initial investment of up to $150 million is expected to close in September 1999, and is subject to approvals by our Board of Directors, Quanta's Board of Directors, negotiating a definitive agreement and certain other conditions. A second investment of $250 million would close by September 2000. We are now working with Quanta to finalize an agreement.

4.       DEBT REFINANCING EXCHANGE OFFER

Approximately $131.8 million of our 9% senior notes were exchanged for 8.27% senior notes and $20.2 million of our 10.5% senior notes were exchanged for 9.03% senior notes.

5.       ISSUANCE OF SENIOR NOTES

In July 1999, we issued $250 million of 7% senior notes due July 15, 2004. We used the proceeds to reduce our short-term debt. The June 30, 1999, balance sheet reflects a $250 million reclassification from short-term to long-term debt to reflect the subsequent financing of that short-term debt.

6.       PLANT EXPLOSION

On July 1, 1999, the exhaust duct on our 62 MW Greenwood # 3 generation unit exploded. The unit's gas-fired turbine suffered minimal damage but its exhaust duct was destroyed and will need to be rebuilt. We expect the plant will be back on-line by September 30, 1999, with minimal financial impact.

7.   REPORTABLE SEGMENT RECONCILIATION

                                              Three Months Ended                  Six Months Ended
                                                  June 30,                           June 30,
-----------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                          1999              1998             1999              1998
-----------------------------------------------------------------------------------------------------------
Sales:

U. S. Utilities                           $   303.9        $   314.7         $   775.9        $   780.1
Aquila Energy                               3,476.1          2,170.9           6,468.6          4,478.1
International                                 189.6             79.5             525.8            201.9
Other                                            .5              (.5)               .8               .3
-----------------------------------------------------------------------------------------------------------

Total                                      $3,970.1         $2,564.6          $7,771.1         $5,460.4
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

EBIT:

U. S. Utilities                               $27.1            $31.1            $103.7         $  102.7
Aquila Energy                                  20.6              (.3)             29.0             21.5
International                                  34.7             45.6              62.4             61.8
Other                                           3.2             (5.6)              2.1            (11.0)
-----------------------------------------------------------------------------------------------------------

Total                                         $85.6            $70.8            $197.2           $175.0
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              UTILICORP UNITED INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


EXCEPT WHERE NOTED, THE FOLLOWING DISCUSSION REFERS TO THE CONSOLIDATED ENTITY, UTILICORP UNITED INC. OUR BUSINESS SEGMENTS INCLUDE THE FOLLOWING BUSINESS GROUPS: U.S. UTILITIES, CONSISTING PRIMARILY OF TRANSMISSION, DISTRIBUTION AND GENERATION UTILITY OPERATIONS IN THE U.S., AQUILA ENERGY CORPORATION (AQUILA), CONSISTING PRIMARILY OF ENERGY MARKETING (BOTH GAS AND ELECTRIC), INDEPENDENT POWER PROJECTS AND GAS PROCESSING, GATHERING AND TRANSMISSION AND INTERNATIONAL, CONSISTING OF VARIOUS OPERATIONS THAT INCLUDE GENERATION, GAS MARKETING, ELECTRIC DISTRIBUTION AND VARIOUS EQUITY INVESTMENTS. THE LIQUIDITY AND CAPITAL RESOURCES SECTION IS PREPARED ON A CONSOLIDATED BASIS.

FORWARD-LOOKING INFORMATION

This report contains forward-looking information. Such statements involve risks and uncertainties, and there are certain important factors that can cause actual results to differ materially from those anticipated. Some of the important factors that can cause actual results to differ materially from those anticipated include:

          - Weather, which can affect results significantly to the extent that temperatures differ from normal. Both our utility and energy merchant businesses are weather-sensitive.

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

By using our $280 million accounts receivable sales programs, we efficiently manage our working capital and provide immediate liquidity. We had sold approximately $241 million under these programs at June 30, 1999. In addition to the accounts receivable sales program, we can issue up to $150 million of commercial paper which is supported by a $250 million revolving credit agreement. We had no commercial paper borrowings at June 30, 1999.

We completed an exchange offer that effectively lowered the interest rates to be paid on two issues of senior notes. Approximately $131.8 million of our 9% senior notes were exchanged for 8.27% senior notes and $20.2 million of our 10.5% senior notes were exchanged for 9.03% senior notes.

In July 1999, we issued $250 million of 7% Senior Notes due July 15, 2004. We used the proceeds to reduce short-term debt. The June 30, 1999, balance sheet reflects a $250 million reclassification from short-term to long-term debt to reflect the subsequent financing of that short-term debt.

SIGNIFICANT BALANCE SHEET MOVEMENTS
Total assets increased by $834.6 million since December 31, 1998. This increase is primarily attributable to the following:

          - Cash and cash equivalents increased by $68.8 million. This increase primarily relates to the sale of the retail business by a subsidiary of United Networks.

          - Accounts receivable, net increased $152.7 million. Increased volumes in the power trading business was the primary contributor.

          - Net property, plant and equipment increased $330.9 million. This increase is due primarily to the acquisition of TrustPower network assets in New Zealand.

          - Investments in subsidiaries and partnerships increased $221.8 million primarily due to the acquisition of MultiNet/Ikon Energy in March 1999.

          - Merchant notes receivable increased $79.5 million. This results from increased energy related loan activity by Aquila Energy. This is a new line of business for Aquila started in October 1998.

Total liabilities increased by $775.3 million and common shareholders' equity increased by $59.3 million since December 31, 1998. These increases are primarily attributable to the following:

          - Short-term and long-term debt together increased $835.6 million. This increase is primarily due to the acquisition activity in New Zealand and the Multinet/Ikon acquisition in Australia.

          - Common shareholders' equity increased by $59.3 million primarily due to a decrease of $34.2 million in treasury stock and an increase of $21.3 million in retained earnings.

RESULTS OF OPERATIONS

The results of operations for the 1998 period were impacted by several items which do not have a continuing effect on our financial position or results of operations. The consolidated table below summarizes the impact of the non-recurring items on earnings before interest and taxes (EBIT) and diluted earnings per share (EPS).

                                                Three Months Ended June 30,          Six Months Ended June 30,
---------------------------------------------------------------------------------------------------------------------
                                                   1999              1998              1999              1998
---------------------------------------------------------------------------------------------------------------------
                                              EBIT      EPS      EBIT     EPS      EBIT     EPS      EBIT      EPS
DOLLARS IN MILLIONS
---------------------------------------------------------------------------------------------------------------------
As reported                                    $85.6     $.27     $70.8    $.29    $197.2    $.83     $175.0    $.82

Non-recurring items:
Provision for asset impairments (a)               -        -       27.7     .20         -       -       27.7     .20
UK contract settlements   (b)                     -        -       13.4     .10         -       -       13.4     .10
Australia Initial Public Offering (c)             -        -      (45.3)   (.32)        -       -      (45.3)   (.32)
---------------------------------------------------------------------------------------------------------------------
Normalized                                     $85.6     $.27     $66.6    $.27    $197.2    $.83     $170.8    $.80
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------


a) In 1998, we recorded a $27.7 million provision for impaired assets relating to certain retail gas marketing assets, termination of EnergyOne L.L.C., and the write-off of an independent power project.

b) In 1998, we settled two above-market gas contracts at a net loss of $6.6 million. In addition, a court ruled against us on a disputed gas supply contract requiring us to record $6.8 million in interest related to the contract.

c) United Energy Limited (UEL) sold to the public in the second quarter of 1998, 42% of its common stock resulting in a $45.3 million gain.

Normalized earnings or normalized income are terms used by management to describe the recurring earnings or income. These terms are not meant to replace net income or other measures under generally accepted accounting principles.

U.S. UTILITIES

The table below summarizes the operations of our U. S. utilities for the following periods:

                                                Three Months Ended              Six Months Ended
                                                     June 30,                       June 30,
---------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                             1999            1998           1999            1998
---------------------------------------------------------------------------------------------------------
Sales:
  Electric                                     $155.2          $158.7         $287.6          $286.7
  Gas                                           101.8           101.8          371.1           380.0
  Other                                          46.9            54.2          117.2           113.4
---------------------------------------------------------------------------------------------------------
Total sales                                     303.9           314.7          775.9           780.1
---------------------------------------------------------------------------------------------------------
Cost of sales:
  Electric                                       64.0            64.0          114.7           110.8
  Gas                                            56.6            53.0          232.9           233.8
  Other                                          31.4            47.8           86.3            96.4
---------------------------------------------------------------------------------------------------------
Total cost of sales                             152.0           164.8          433.9           441.0
---------------------------------------------------------------------------------------------------------
Gross profit                                    151.9           149.9          342.0           339.1
---------------------------------------------------------------------------------------------------------
Operating expenses:
  Other operating                                68.0            66.1          129.6           130.4
  Maintenance                                    14.8            12.4           26.2            22.6
  Taxes, other than income taxes                 13.9            14.2           28.1            29.5
  Provision for asset impairments               ---               2.5          ---               2.5
  Depreciation and amortization                  29.8            24.2           58.1            52.3
---------------------------------------------------------------------------------------------------------
Total operating expenses                        126.5           119.4          242.0           237.3
---------------------------------------------------------------------------------------------------------
Other income                                      1.7              .6            3.7              .9
---------------------------------------------------------------------------------------------------------
EBIT                                             27.1            31.1          103.7           102.7
Non-recurring items:
  Provision for asset impairments               ---               2.5          ---               2.5
---------------------------------------------------------------------------------------------------------
Normalized EBIT                               $  27.1         $  33.6         $103.7          $105.2
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

QUARTER-TO-QUARTER

Normalized EBIT for our U.S. utilities decreased $6.5 million when comparing 1999 to 1998. Milder weather was the primary contributor, reducing EBIT by $4.5 million. In addition, off-system power sales were higher in 1998 as a result of a heat wave in the Midwest and outages experienced by several utilities. This did not re-occur during 1999. Depreciation expense in 1999 was greater than 1998 as the result of additions to property, plant and equipment since 1998 and changes in the depreciation rates in Missouri that became effective in mid-1998. Offsetting these items was the continued customer growth experienced in our service areas.

YEAR-TO-DATE
(FACTORS DISCUSSED IN THE QUARTER-TO-QUARTER COMPARISON ALSO AFFECTED THE YEAR-TO-DATE COMPARISONS.)

Normalized EBIT for the six months ended June 30, 1999, was $1.5 less than the same period in 1998. Weather for the six month period in 1999 was milder than the same period in 1998, reducing EBIT by $2.3 million. The Missouri rate case which became effective in April 1998, reduced 1999 EBIT by $6.4 million when compared to the 1998 period. Offsetting these items are reduced purchased power costs driven by lower spot prices during the first quarter of 1999 and continued customer growth in the service areas.

REGULATORY MATTERS

We have negotiated settlements with the Commission staff in our electric and gas rate cases filed in West Virginia. The electric case requested $2.9 million and the gas case $4.7 million. The settlement in the electric case resulted in a $0.7 million increase in rates based on the 1997 information filed. However, since that time purchase power contracts have been re-negotiated reducing the costs of purchased power by about $1.7 million. Accordingly, the rates charged to the electric customers of West Virginia will be reduced by about $1.0 million annually. The gas case settlement in the amount of $ 2.5 million has been accepted by all parties and is currently before the Commission for approval.

In response to a show-cause motion by the Staff of the Kansas Corporation Commission, we filed a revenue requirement "report." This report indicated that rates could be increased $3.0-$4.0 million. However, we deferred making a formal request pending the outcome of a purchased power contract negotiation. The Staff is now reviewing our report as filed and will respond to that filing in October 1999.

We filed for a gas rate increase in Nebraska Rate Area 2 requesting $3.2 million. Additional filings in Nebraska are expected later this year and communities in the affected Rate Areas have been formally notified.

ST. JOSEPH LIGHT & POWER COMPANY

On March 4, 1999, St. Joseph Light & Power Company (SJL&P) agreed to merge into UtiliCorp. Under the agreement, SJL&P shareholders will receive UtiliCorp common shares equal to $23.00 per SJL&P common share. We will account for the transaction as a purchase. The merger was approved by SJL&P shareholders on June 16, 1999, and is also subject to approval by state and federal regulatory agencies. We expect to close this transaction by mid-2000. The total purchase price is approximately $270 million, including the assumption of about $80 million in debt.

EMPIRE DISTRICT ELECTRIC COMPANY

On May 10, 1999, Empire District Electric Company (Empire) agreed to merge into UtiliCorp. Upon closing, Empire's shareholders will be entitled to receive $29.50 for each share of Empire common stock they hold, payable in either cash or UtiliCorp common stock. The value of the merger consideration per share will decrease if UtiliCorp's common stock is trading below $22 per share at closing and will increase if UtiliCorp's common stock is trading above $26 per share at closing. The consideration paid to Empire shareholders is subject to certain conditions, such as cash and stock maximums. The merger will be voted on by Empire shareholders on September 3, 1999, and is also subject to approval by certain state and federal regulatory agencies. We expect this merger to be completed by the end of 2000.

QUANTA SERVICES, INC.

On June 30, 1999, we signed a letter of intent to invest up to $400 million in Quanta Services, Inc. (Quanta). Quanta is a provider of specialized contracting services to electric utilities, telecommunications and cable television companies, and governmental entities. The initial investment of up to $150 million is expected to close in September 1999, and is subject to approvals by our Board of Directors, Quanta's Board of Directors, negotiating a definitive agreement and certain other conditions. A second investment of $250 million would close by September 2000. We are now working with Quanta to finalize an agreement.

AQUILA ENERGY

The table below summarizes the operations of Aquila Energy for the following periods:


                                                          Three Months Ended         Six Months Ended
                                                             June 30,                  June 30,
---------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                     1999          1998         1999         1998
---------------------------------------------------------------------------------------------------------
Sales:
  Marketing and trading                                $3,210.9      $1,905.2     $6,013.0     $3,975.2
  Energy assets                                           265.2         265.7        455.6        502.9
---------------------------------------------------------------------------------------------------------
Total sales                                             3,476.1       2,170.9      6,468.6      4,478.1
---------------------------------------------------------------------------------------------------------
Cost of sales:
  Cost of marketing and trading                         3,175.8       1,874.6      5,956.6      3,918.5
  Energy assets                                           240.0         244.2        411.7        458.5
---------------------------------------------------------------------------------------------------------
Total cost of sales                                     3,415.8       2,118.8      6,368.3      4,377.0
---------------------------------------------------------------------------------------------------------
Gross profit                                               60.3          52.1        100.3        101.1
---------------------------------------------------------------------------------------------------------
Operating expenses:
  Operating and maintenance                                38.6          31.2         70.6         57.3
  Provision for asset impairments                         ---            17.2        ---           17.2
  Depreciation, depletion and amortization                  8.7           7.6         16.7         15.0
---------------------------------------------------------------------------------------------------------
Total operating expenses                                   47.3          56.0         87.3         89.5
---------------------------------------------------------------------------------------------------------
Other income, net                                           7.6           3.6         16.0          9.9
---------------------------------------------------------------------------------------------------------
Reported EBIT                                              20.6           (.3)        29.0         21.5
Non-recurring items:
  Provision for asset impairments                         ---            17.2        ---           17.2
---------------------------------------------------------------------------------------------------------
Normalized EBIT                                       $    20.6     $    16.9    $    29.0    $    38.7
---------------------------------------------------------------------------------------------------------

EBIT by business subunit:
  Marketing and trading                                $    4.2     $     4.2    $     7.0    $    10.4
  Energy assets                                            16.4          12.7         22.0         28.3
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Total                                                  $   20.6     $    16.9    $    29.0    $    38.7
---------------------------------------------------------------------------------------------------------

QUARTER-TO-QUARTER

MARKETING AND TRADING

Normalized EBIT for Energy Marketing and Trading was even with the prior year. Gas and power trading volumes were up over the prior year 12% and 130%, respectively. However, earnings opportunities were reduced because pricing was not as volatile as in the prior year. As the result of improvements in regulatory risks associated with certain long-term contracts, we were able to enhance the contract portfolio value and associated earnings. These items, combined with increases in operating expenses stemming from growth of the business, resulted in EBIT that was even with the prior year.

ENERGY ASSETS

EBIT for Energy Assets increased $3.7 million from the prior year. Prices of natural gas liquids (NGLs), which were 20% higher in 1999, were the primary contributor to the EBIT growth. Higher volumes from new well connects resulted in a 30% increase in throughput. We also had savings from the restructuring announced in the first quarter of 1999. Our purchase of a gas storage facility in March 1999 contributed $1.3 million to the increase in EBIT. Offsetting these items was the reduced income from our equity position in an independent power project and a $1.5 million loss associated with the sale of a pipeline system in the second quarter of 1999.

YEAR-TO-DATE
(FACTORS DISCUSSED IN THE QUARTER-TO-QUARTER COMPARISON ALSO AFFECTED THE YEAR-TO-DATE COMPARISONS.)

MARKETING AND TRADING

On a year-to-date basis, gas and power trading volumes increased 19% and 109%, respectively. As mentioned above, price volatility was not as great in 1999 as in 1998, and gas storage levels remained high, limiting our earnings opportunities in 1999.

ENERGY ASSETS

Energy Assets EBIT decreased $6.3 million on a year-to-date basis compared to 1998. In the first quarter of 1999, although throughput volumes increased 24%, NGL prices and production volumes decreased 19% and 25%, respectively, resulting in a net reduction of EBIT. These factors combined with a restructuring charge of $2.8 million and costs associated with the evaluation of the tender offer for AQP shares reduced EBIT on a year-to-date basis compared to the prior year.

AQUILA GAS PIPELINE TENDER OFFER

On May 7, 1999, approximately 3.4 million shares of Aquila Gas Pipeline Corporation (AQP) were tendered to UtiliCorp at $8.00. The 3.4 million shares together with the 24.0 million shares already held represented 93% of AQP's total shares outstanding. All remaining shares not tendered were converted in a "short-form" merger into a right to receive $8.00 per share or statutory appraisal rights. The short-form merger was completed on May 14, 1999. As a result, AQP is no longer a publicly traded company.

NATURAL GAS STORAGE FACILITY

On March 29, 1999, we agreed to purchase Western Gas Resources Storage, Inc. for $100 million in cash. This storage facility will provide access to 20 BCF of natural gas in a strategic location to enhance physical and trading activities. The 2,200 acre subsurface facility is located in Katy, Texas. The purchase closed on May 3, 1999.

MERCHANT GAS-FIRED POWER PLANT

A subsidiary of Aquila is participating in the building of a 600-megawatt gas-fired power plant that will sell its output into the central U.S. wholesale market and to a regulated utility division of UtiliCorp. The power plant is expected to be completed in phases with a simple-cycle operation starting in June 2001 and a combined-cycle operation starting in January 2002.

INTERNATIONAL

The table below summarizes the operations of our international business for the following periods:

                                                              Three Months Ended         Six Months Ended
                                                                   June 30,                  June 30,
---------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                             1999         1998         1999         1998
---------------------------------------------------------------------------------------------------------------
Sales                                                          $189.7      $  79.5       $525.8       $201.9
---------------------------------------------------------------------------------------------------------------
Cost of sales                                                   129.2         70.2        412.8        176.5
---------------------------------------------------------------------------------------------------------------
Gross profit                                                     60.5          9.3        113.0         25.4
---------------------------------------------------------------------------------------------------------------
Operating expenses:
  Other operating                                                14.1          4.5         26.7         12.6
  Maintenance                                                     1.0           .9          2.2          1.6
  Taxes, other than income taxes                                  2.9          3.1          5.8          6.1
  Depreciation and amortization                                  11.4          3.2         22.7          5.9
---------------------------------------------------------------------------------------------------------------
Total operating expense                                          29.4         11.7         57.4         26.2
---------------------------------------------------------------------------------------------------------------
Equity earnings in subsidiaries and partnerships                  3.2         54.4          8.2         68.2
Other income (expense)                                             .4         (6.4)        (1.4)        (5.6)
---------------------------------------------------------------------------------------------------------------
Reported EBIT                                                    34.7         45.6         62.4         61.8
---------------------------------------------------------------------------------------------------------------
Non-recurring items:
  Gain on sale                                                  ---          (45.3)       ---          (45.3)
  UK gas contracts reserve                                      ---           13.4        ---           13.4
---------------------------------------------------------------------------------------------------------------
Normalized EBIT                                               $  34.7      $  13.7      $  62.4      $  29.9
---------------------------------------------------------------------------------------------------------------

EBIT by business subunit:
  Australia                                                   $   6.4       $  4.9      $  11.6      $  14.5
  New Zealand                                                    21.5          3.8         36.1          5.2
  United Kingdom                                                  3.1           .9          7.2          (.8)
  Canada                                                          3.7          4.1          7.5         11.0
---------------------------------------------------------------------------------------------------------------
Normalized EBIT                                               $  34.7      $  13.7      $  62.4      $  29.9
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------


QUARTER-TO-QUARTER

DELIVERY NETWORKS (AUSTRALIA, NEW ZEALAND AND CANADA)

In Australia, the operational integration of our purchase of the Multinet/Ikon gas distribution system is progressing better than expected and the telecommunications business continues to increase its contribution. We recently signed Vodafone to a multi-year contract.

EBIT from New Zealand increased $17.7 million to $21.5 million in 1999 compared to 1998. This increase is due to the additional $744 million we invested in New Zealand over the last six months. As a result of these investments, our ownership interest increased to 78.8% from 37.5% in United Networks. We consequently reflect New Zealand's activities on a consolidated basis in 1999, but in 1998 New Zealand investments were reflected on the equity method. This change impacts quarter-to-quarter comparisons and is a key reason for increases in sales, cost of sales and operating expense and the decrease in equity earnings in 1999 compared to 1998.

ENERGY MERCHANT (UNITED KINGDOM)

EBIT from our international energy merchant business increased $2.2 million. Trading results improved and the number of indirect customers increased substantially as a result of contracts signed with a regional electric company and a joint venture in the United Kingdom. The joint venture recently agreed to be acquired by another company and there is a possibility we will not renew our trading agreement with the joint venture for next year.

YEAR-TO-DATE
(FACTORS DISCUSSED IN THE QUARTER-TO-QUARTER COMPARISON ALSO AFFECTED THE YEAR-TO-DATE COMPARISONS.)

DELIVERY NETWORKS (AUSTRALIA, NEW ZEALAND AND CANADA)

EBIT from Australia decreased $2.9 million on a year-to-date basis. Offsetting the contribution of our Multinet/Ikon acquisition in the second quarter was the impact of our reduced ownership in the electric distribution business resulting from the initial public offering in the second quarter of 1998.

New Zealand EBIT increased $30.9 million on a year-to-date basis due to increased ownership and full consolidation of the investment as discussed above.

EBIT from Canada was down $3.5 million year-to-date in 1999 primarily due to warmer than expected weather, a change in regulatory accounting requirements and the timing of capital projects.

ENERGY MERCHANT (UNITED KINGDOM)

EBIT increased $8.0 million in our international energy merchant business on a year-to-date basis. Trading results improved and we had a substantial increase in our indirect customers as discussed above. EBIT in 1999 was also enhanced by the settlement of non-economic gas supply contracts in the 1998 second quarter.

AUSTRALIAN MULTINET GAS ACQUISITION

On March 30, 1999, we acquired a 25.5% interest in Multinet/Ikon Energy, a natural gas network and retailer in Victoria, Australia, for $224.0 million. This investment doubles the customer base in our Australian investment and is expected to add about $.04 to 1999 EPS.

TRUSTPOWER ACQUISITION

Effective January 31, 1999, we closed the purchase of New Zealand based TrustPower. Working through our 79% owned New Zealand utility, UnitedNetworks Limited, completion of this transaction makes us the country's largest electricity distribution company. The $261 million deal added approximately 96,000 TrustPower customers to UnitedNetworks' system.

ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued a new standard on derivatives that requires companies to declare each derivative as either a fair value or cash flow hedge and record the derivative and the underlying instrument at fair value. The income statement impact depends on whether the derivative is a fair value or cash flow hedge. This new standard will have an impact on certain interest rate financial instruments currently being used in some of the international business units and may impact certain commodity contracts. The financial impact of this standard, which is effective January 1, 2001, is not known at this time.

YEAR 2000 STATUS

We continue to address Year 2000 readiness in our information and operational systems. Prior to June 30 we completed remediation of mission critical systems and development of local contingency plans to utilize in the unlikely event of a Year 2000 interruption in our systems or one of our key suppliers. We are currently completing post remediation testing and verification of upgrades. We are also integrating, arranging for resources, and finalizing staff assignments for the contingency plans.

We expect these final phases to be complete by September 30. Certain non-critical systems that are not Year 2000 ready may not be replaced or remediated by year end. These systems are not critical to UtiliCorp and will not impact our ability to provide energy services to our customers, bill and collect receivables or provide financial information. A more detailed update on our Year 2000 program is described below.

INFORMATION SYSTEMS AND TECHNOLOGY

Most of our information systems and related software are already Year 2000 ready. We installed several new software systems, including financial, customer information (in certain locations), and various support systems through a company-wide reengineering project that began in 1994. The final portions of our customer information system will be implemented in 2000, but the existing system which these portions will replace is currently Year 2000 ready.

Since inception of the reengineering project, we have spent $137 million. We expect to spend another $10 million over the remainder of 1999.

OPERATIONS AND EMBEDDED SYSTEMS

We identified, inventoried, and assessed all potentially affected equipment, systems, and software. We have completed certain system replacements that affect our ability to serve customers and manage operations. Our estimated cost of remediation is approximately $2.8 million. Certain non-mission critical systems that do not affect energy flow or management will be remediated as needed, some after December 31, 1999.

We prepared contingency plans for our businesses that includes procedures to operate our energy networks under conditions arising from possible Year 2000 issues. We are integrating these local level plans into a uniform whole and coordinating our contingency plans with other utilities and suppliers.

PART II
OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We held our annual meeting of shareholders on May 5, 1999. At the meeting, the following matters were voted on by the shareholders:

1.   Election of Directors:

     DIRECTOR                                  TERM               VOTES              VOTES
                                                                   FOR              WITHHELD
     Robert F. Jackson, Jr.                  3 years           52,986,471          970,700
     Herman Cain                             3 years           53,051,791          905,380
     Robert K. Green                         3 years           53,040,851          916,320


Following the election, our Board of Directors consisted of Richard C. Green, Jr.; John R. Baker; Herman Cain; Robert K. Green; Irvine O. Hockaday, Jr.; Stanley O. Ikenberry, Ph.D.; Robert F. Jackson, Jr.; L. Patton Kline; and Avis Green Tucker.

2. The shareholders voted 42,457,579 For, 10,707,623 Against and 791,969 Abstain to amend the Amended and Restated 1986 Stock incentive Plan to allow the issuance of an additional 3,000,000 shares (pre-split) pursuant to the Plan.

ITEM 6. EXHIBITS

(a)  LIST OF EXHIBITS:

         *4(a)1        Tenth Supplemental Indenture, dated as of March 31,
                       1999.

         *4(a)2        Eleventh Supplemental Indenture, dated as of July 20,
                       1999.

         10(a)1        Amendment to Amended and Restated 1986 Stock Incentive
                       Plan

         27            Financial Data Schedule--For the six months ended
                       June 30, 1999.

(b)  REPORT ON FORM 8-K

         We filed no reports on Form 8-K for the quarter ended June
  30, 1999.

---------------

* Exhibits marked with an asterisk were filed as Exhibits to the Registrant's filing on Form S-4, Registration Statement No. 333-83979, filed on July
   29, 1999, and are hereby incorporated by reference.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTILICORP UNITED INC.


By:     /s/ Richard C. Green, Jr.
        --------------------------
         Richard C. Green, Jr.
         Chairman of the Board and Chief Executive Officer

Date:   August 12, 1999


By:       /s/ James S. Brook
          ------------------------
         James S. Brook
         Vice President, Controller and Chief Accounting Officer

Date:   August 12, 1999