Form 10-Q
period 1999-09-30
UTILICORP UNITED INC
filed 1999-11-12
CIK 66960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1999

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


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


Class                                   Outstanding at November 8, 1999
-----
Common Stock, $1 par value                        92,921,474

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

         Information regarding the consolidated condensed financial statements is set forth on pages 3 through 13.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

         Management's discussion and analysis of financial condition and results of operations can be found on pages 14 through 24.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

        Quantitative and qualitative disclosures regarding market risk can be found on page 9.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

         None.

ITEM 2.  CHANGES IN SECURITIES
------------------------------
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
--------------------------------------------------------------
         None.

ITEM 5.  OTHER INFORMATION
--------------------------
         None.

ITEM 6.  EXHIBITS
-----------------
         Exhibits and Reports on Form 8K can be found on page 25.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              UTILICORP UNITED INC.
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME--UNAUDITED



                                                                                 Three Months Ended
                                                                                    September 30,
-------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                                            1999              1998
-------------------------------------------------------------------------------------------------------------
Sales                                                                         $6,464.2          $3,808.6
Cost of sales                                                                  6,175.1           3,560.9
-------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                     289.1             247.7
-------------------------------------------------------------------------------------------------------------
Operating, administrative and maintenance expense                                149.1             149.6
Depreciation and amortization                                                     47.4              37.2
OTHER INCOME (EXPENSE):
Equity in earnings from investments and partnerships                              14.0              24.1
Other income                                                                      17.1               3.9
Minority interest and other expense                                               (9.1)             (3.3)
-------------------------------------------------------------------------------------------------------------
Total other income                                                                22.0              24.7
-------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INTEREST AND TAXES                                               114.6              85.6
-------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest expense - long-term debt                                                 44.3              27.7
Interest expense - short-term debt                                                 3.9               6.9
Minority interest in income of partnership and trust holdings                      2.4               2.2
-------------------------------------------------------------------------------------------------------------
Total interest  expense                                                           50.6              36.8
-------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                                                      64.0              48.8
Income taxes                                                                      21.5              20.3
-------------------------------------------------------------------------------------------------------------
NET INCOME                                                                    $   42.5          $   28.5
=============================================================================================================
EARNINGS PER SHARE:
    Basic                                                                          $.46              $.36
    Diluted                                                                        $.46              $.36
=============================================================================================================
DIVIDENDS PER SHARE                                                                $.30              $.30
=============================================================================================================

See accompanying notes to consolidated condensed financial statements.

                              UTILICORP UNITED INC.
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME--UNAUDITED


                                                                                     Nine Months Ended
                                                                                       September 30,
DOLLARS IN MILLIONS                                                              1999               1998
----------------------------------------------------------------------------------------------------------------
Sales                                                                           $14,235.4         $9,269.0
Cost of sales                                                                    13,390.2          8,557.6
--------------------------------------------------------------------------- ---------------- -------------------
GROSS PROFIT                                                                        845.2            711.4
--------------------------------------------------------------------------- ---------------- -------------------
Operating, administrative and maintenance expense                                   435.2            412.4
Depreciation and amortization                                                       141.9            110.3
Provision for asset impairments                                                     ---               27.7
OTHER INCOME (EXPENSE):
Equity in earnings from investments and partnerships                                 34.7            107.3
Other income                                                                         34.5             15.3
Minority interest and other expense                                                 (25.5)           (23.0)
--------------------------------------------------------------------------- ---------------- -------------------
Total other income                                                                   43.7             99.6
--------------------------------------------------------------------------- ---------------- -------------------
EARNINGS BEFORE INTEREST AND TAXES                                                  311.8            260.6
--------------------------------------------------------------------------- ---------------- -------------------
INTEREST EXPENSE:
Interest expense - long-term debt                                                   122.1             88.9
Interest expense - short-term debt                                                    5.3             10.8
Minority interest in income of partnership and trust holdings                         6.8              6.7
--------------------------------------------------------------------------- ---------------- -------------------
Total interest  expense                                                             134.2            106.4
--------------------------------------------------------------------------- ---------------- -------------------
EARNINGS BEFORE INCOME TAXES                                                        177.6            154.2
Income taxes                                                                         58.4             58.9
--------------------------------------------------------------------------- ---------------- -------------------
NET INCOME                                                                     $    119.2       $     95.3
=========================================================================== ================ ===================
EARNINGS PER SHARE:
    Basic                                                                          $1.30             $1.20
    Diluted                                                                        $1.30             $1.18
=========================================================================== ================= ==================
DIVIDENDS PER SHARE                                                                 $.90              $.90
================================================================================================================

See accompanying notes to consolidated condensed financial statements.

                              UTILICORP UNITED INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                            September 30,      December 31,
DOLLARS IN MILLIONS                                                              1999              1998
---------------------------------------------------------------------------------------------------------------
ASSETS                                                                       (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                               $    181.2         $    120.5
     Funds on deposit                                                              52.6               13.4
     Accounts receivable, net                                                   2,587.6            1,276.9
     Inventories and supplies, at average cost                                    255.5              235.1
     Price risk management assets                                                 169.7              173.1
     Prepayments and other                                                         55.4               85.8
---------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                            3,302.0            1,904.8
---------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net                                              3,672.0            3,313.9
Investments in subsidiaries and partnerships                                    1,002.2              519.8
Price risk management assets                                                      209.5              215.5
Merchant notes receivable                                                         166.7               20.1
Deferred charges                                                                  145.2              156.8
----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                  $ 8,497.6          $ 6,130.9
================================================================================================================

LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                                     $    20.2         $    248.8
     Short-term debt                                                              290.3              235.6
     Accounts payable                                                           2,854.6            1,415.3
     Accrued liabilities                                                           87.2               49.7
     Price risk management liabilities                                            162.5              192.2
     Other current liabilities                                                     95.2               89.6
---------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                       3,510.0            2,231.2
---------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
     Long-term debt, net                                                        2,234.2            1,376.6
     Deferred income taxes and credits                                            432.6              429.5
     Price risk management liabilities                                            296.1              308.4
     Minority interest                                                            109.2              151.6
     Other deferred credits                                                        57.9               87.3
---------------------------------------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                                     3,130.0            2,353.4
---------------------------------------------------------------------------------------------------------------

Company-obligated mandatorily redeemable preferred securities of
         partnership                                                              100.0              100.0
Company-obligated mandatorily redeemable security of trust holding
         solely parent company senior deferrable notes                            250.0               --
Common shareowners' equity                                                      1,507.6            1,446.3
Commitments and contingencies
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                                     $ 8,497.6           $6,130.9
================================================================================================================

See accompanying notes to consolidated condensed financial statements.

                              UTILICORP UNITED INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME--UNAUDITED


                                                              Three Months               Nine Months
                                                                 Ended                      Ended
                                                              September 30,              September 30,
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                       1999          1998          1999          1998
------------------------------------------------------ ------------ ------------- ------------- -------------

Net Income                                                 $42.5        $28.5         $119.2         $95.3

Other comprehensive income (loss):
       Unrealized translation adjustments                     .7        (10.3)          --           (26.5)
------------------------------------------------------ ------------ ------------- ------------- -------------

Comprehensive Income                                       $43.2        $18.2         $119.2         $68.8
=============================================================================================================


         CONSOLIDATED CONDENSED STATEMENTS OF COMMON SHAREOWNERS' EQUITY

                                                                            September 30,      December 31,
DOLLARS IN MILLIONS                                                              1999              1998
---------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
  Common Stock: authorized 200,000,000 shares, par value $1 per share; 93,603,434 shares outstanding at September 30, 1999 and 93,574,853 shares outstanding at December 31, 1998;
      authorized 20,000,000 shares of Class Acommon stock, par
      value $1 per share, none issued                                        $     93.6         $     93.6
Premium on Capital Stock                                                        1,238.6            1,253.5
Retained Earnings                                                                 225.8              190.0
Treasury Stock, at cost (501,843 and 2,159,330 shares at September 30,
    1999 and December 31, 1998, respectively)                                     (12.8)             (53.2)
Accumulated Other Comprehensive Losses                                            (37.6)             (37.6)
---------------------------------------------------------------------------------------------------------------
TOTAL COMMON SHAREOWNERS' EQUITY                                               $1,507.6           $1,446.3
===============================================================================================================

See accompanying notes to consolidated condensed financial statements.

                              UTILICORP UNITED INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED

                                                                                Nine Months Ended
                                                                                  September 30,
-----------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                                           1999             1998
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                              $  119.2        $   95.3
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation, depletion and amortization                                 141.9           110.3
      Provision for asset impairments                                           --              27.7
      Net changes in price risk management assets and liabilities              (32.5)          (30.7)
      Deferred income taxes and credits                                          3.2            17.6
      Equity in earnings from investments and partnerships                     (34.7)          (81.8)
      Dividends from investments and partnerships                               28.0            25.3
      Merchant notes receivable                                               (146.6)           --
      Minority interests                                                         8.0             2.0
      Gain on sale of subsidiary stock                                          --             (25.5)
      Changes in certain assets and liabilities:
         Accounts receivable/payable, net                                        6.1            32.1
         Accounts receivable, sold                                             122.8            --
         Inventories and supplies                                              (20.4)          (82.8)
         Prepayments and other                                                   7.4            27.7
         Deferred charges, net                                                  11.7             7.9
         Accrued liabilities, net                                               43.0            93.1
         Other                                                                 (32.6)            6.7
-----------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                          224.5           224.9
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to utility plant                                               (93.3)          (89.4)
      Repayment of debt securities                                              --             101.1
      Investments in international businesses                                 (487.0)          (82.6)
      Purchase of minority interest in Aquila Gas Pipeline                     (44.0)           --
      Investment in gas storage and gathering assets                          (111.0)           --
      Investment in Quanta Services, Inc.                                     (208.3)           --
      Other                                                                   (102.6)          (44.3)
-----------------------------------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                                         $(1,046.2)        $(115.2)
-----------------------------------------------------------------------------------------------------------

                              UTILICORP UNITED INC.
      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED, CONTINUED


                                                                                    Nine Months Ended
                                                                                      September 30,
--------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                                              1999              1998
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Treasury stock (acquired)/sold                                         $   40.4          $  (52.5)
         Issuance of company-obligated mandatorily redeemable preferred
               securities of trust holdings                                        250.0              --
         Issuance of long-term debt                                                885.2              26.4
         Retirement of long-term debt                                             (250.3)           (179.7)
         Short-term borrowings (repayments), net                                    54.7             257.8
         Cash dividends paid                                                       (83.3)            (72.7)
         Other                                                                     (14.3)            (12.3)
--------------------------------------------------------------------------------------------------------------
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                                   882.4             (33.0)
--------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                               60.7              76.7
Cash and cash equivalents at beginning of period                                   120.5              89.5
--------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 181.2           $ 166.2
==============================================================================================================

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

NON-TRADING ACTIVITIES FOR COMMODITY OPERATIONS

We use various exchange-traded and over-the-counter financial instrument contracts to hedge anticipated purchases and sales of natural gas and natural gas liquids. The financial instruments used are futures, options, forward contracts and price and basis swaps. Financial instruments used for non-trading activities are designated as a hedge at inception where there is a direct relationship to the price risk associated with our future sales and purchases of commodities used in our operations. Financial instruments used to hedge anticipated transactions are accounted for under the deferral method with gains and losses on these transactions recognized in sales when the hedged transaction occurs.

                              UTILICORP UNITED INC.
                         NOTES TO CONSOLIDATED CONDENSED
                         FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


2.   EARNINGS PER COMMON SHARE

The following table shows the amounts used in computing basic and diluted earnings per share and the effect on income and weighted average number of shares of dilutive potential common stock for the three- and nine-month periods ended September 30, 1999 and 1998.


                                                              Three Months Ended           Nine Months Ended
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                            September 30,               September 30,
                                                          ---------------------------- ---------------------------
--------------------------------------------------------- -------------- ------------- ------------- -------------
                                                              1999           1998          1999          1998
--------------------------------------------------------- -------------- ------------- ------------- -------------
Earnings available for common shares                         $42.5          $28.5        $119.2          $95.3
Interest expense on convertible bonds                           .1             .1            .2             .2
--------------------------------------------------------- -------------- ------------- ------------- -------------
Earnings available for common shares
  after assumed conversion of dilutive securities            $42.6          $28.6        $119.4          $95.5
--------------------------------------------------------- -------------- ------------- ------------- -------------

Earnings per share:
  Basic                                                    $   .46        $   .36      $   1.30       $   1.20
--------------------------------------------------------- -------------- ------------- ------------- -------------

  Diluted                                                  $   .46        $   .36      $   1.30       $   1.18
--------------------------------------------------------- -------------- ------------- ------------- -------------

Weighted average number of common shares
  used in basic EPS                                           91.7           79.2          91.3           79.7
Share effect of dilutive securities:
    Stock options                                               .5             .8            .5             .9
    Convertible bonds                                           .3             .3            .3             .4
--------------------------------------------------------- -------------- ------------- ------------- -------------
Weighted number of common shares and dilutive
    potential common shares used in diluted EPS               92.5           80.3          92.1           81.0
--------------------------------------------------------- -------------- ------------- ------------- -------------


3.       MERGER AND ACQUISITION ACTIVITIES

AQUILA TENDER OFFER

On May 7, 1999, approximately 3.4 million shares of Aquila Gas Pipeline Corporation (AQP) were tendered to UtiliCorp at $8.00. The 3.4 million shares together with the 24.0 million shares already held represented 93% of AQP's total shares outstanding. All remaining shares not tendered were converted in a "short-form" merger into a right to receive $8.00 per share. The short-form merger was completed on May 14, 1999, and AQP is no longer a publicly traded company.

NATURAL GAS STORAGE FACILITY

Our Aquila Energy subsidiary agreed on March 29, 1999, to purchase Western Gas Resources Storage Inc. The $100 million cash transaction increases Aquila's ownership and control of strategically located natural gas storage assets. The 2,200 acre subsurface facility in Katy, Texas, has a storage capacity of 20 billion cubic feet. The purchase closed in the second quarter.

                              UTILICORP UNITED INC.
                         NOTES TO CONSOLIDATED CONDENSED
                         FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)



TRUSTPOWER ACQUISITION

Effective January 31, 1999, we closed the purchase of New Zealand based TrustPower. Working through our 78.8% owned New Zealand utility,
UnitedNetworks Limited, completion of this transaction made us New Zealand's largest electricity distribution company, adding approximately 96,000 TrustPower customers to UnitedNetworks' system.

AUSTRALIAN MULTINET GAS ACQUISITION

On March 12, 1999, we acquired a 25.5% interest in Multinet/Ikon, a natural gas network and retailer in Victoria, Australia, for $224 million. This investment doubles our customer base in Australia

ST. JOSEPH LIGHT & POWER COMPANY

On October 19, 1999, St. Joseph Light & Power Company (SJL&P) and UtiliCorp filed a joint application with the Missouri Public Service Commission (MPSC) requesting approval of the companies' plans to merge in a transaction valued at approximately $270 million. SJL&P shareholders approved the combination in June and will receive $23 worth of UtiliCorp common stock for each share of SJL&P common stock. The transaction, which is subject to approval by various state and federal regulatory agencies, will be accounted for as a purchase. We expect to close this transaction by mid-2000.

EMPIRE DISTRICT ELECTRIC COMPANY

On May 10, 1999, The Empire District Electric Company (Empire) agreed to merge into UtiliCorp. Upon closing, Empire's shareholders will be entitled to receive $29.50 for each share of Empire common stock they hold, payable in either cash or UtiliCorp common stock. The value of the merger consideration per share will decrease if UtiliCorp's common stock is trading below $22 per share at closing and will increase if UtiliCorp's common stock is trading above $26 per share at closing. The consideration paid to Empire shareholders, estimated to be $800 million, including assumption of debt, is subject to certain conditions, such as cash and stock maximums, as well as certain regulatory approvals. The shareholders of Empire voted to approve the merger on September 3, 1999. We expect this merger to be completed by mid-2000.

SALE OF WEST VIRGINIA POWER DIVISION

On September 9, 1999, we agreed to sell our West Virginia Power division to Allegheny Energy, Inc. for $75 million. In addition to the sale of West Virginia Power's electric and natural gas distribution assets, separate transactions include a 20-year supply agreement for our Aquila Energy unit to provide natural gas to Allegheny and an agreement for Allegheny to purchase Appalachian Electric Heating, our heating and air conditioning service operations in West Virginia. The sale of the assets is subject to the approvals of several governmental bodies. It is expected that all required approvals will be received and the transaction will close in 1999.

QUANTA SERVICES, INC.

On September 23, 1999, we invested $186 million in Quanta Services, Inc. (Quanta) Preferred Stock. Quanta is a provider of specialized construction services to electric utilities, telecommunications and cable television companies, and governmental entities. The preferred stock is convertible into
6.2 million common shares based on a strike price of $30. This investment will be accounted for by the equity method of accounting. We received a $3.7 million advisory fee from Quanta during the third quarter. In addition, we have purchased approximately 4.9 million shares of Quanta's Common Stock on the open market and in privately negotiated transactions through November 1, 1999, bringing our total investment in Quanta to approximately $312 million.

4.   DEBT REFINANCING EXCHANGE OFFER

In the first quarter of 1999, approximately $131.8 million of our 9% senior notes were exchanged for 8.27% senior notes and $20.2 million of our 10.5% senior notes were exchanged for 9.03% senior notes. These exchanges effectively lowered our interest rate on the two senior note issues.

5.   ISSUANCE OF SENIOR NOTES

In July 1999, we issued $250 million of 7% senior notes due July 15, 2004. We used the proceeds to reduce our short-term debt.

On November 15, 1999, we plan to issue $200 million of 7.625% senior notes due November 15, 2009. We will use the proceeds to retire $100 million of senior notes maturing on November 15, 1999, and to reduce short-term debt. The September 30, 1999, balance sheet reflects a $200 million reclassification from short-term debt and current maturities of long-term debt to long-term debt to reflecting the subsequent financing of that short-term debt.

6.   PREMIUM EQUITY PARTICIPATING SECURITIES

In September 1999, we issued 10,000,000 9.75% Premium Equity Participating Security Units ("PEPS Units") for $250 million. Each PEPS Unit had an issue price of $25 and consists of a contract to purchase shares of UtiliCorp common stock on or prior to November 16, 2002 and a preferred security of UCU Capital Trust I. The sole asset of UCU Capital Trust I consists of $257.7 million of 7.35% senior deferrable notes due November 16, 2004 of UtiliCorp. Each purchase contract yields 2.40% per year, paid quarterly, on the $25 stated amount of the PEPS Unit. Each trust preferred security yields 7.35% per year, paid quarterly on the $25 stated amount of the PEPS unit, until November 16, 2002. On November 16, 2002, following a remarketing of the trust preferred securities, the yield will be reset at a rate that will be equal to or greater than 7.35%.

7.   PLANT EXPLOSION

On July 1, 1999, the Unit # 3 exhaust duct of our Greenwood peaking generating facility in Missouri exploded. The unit's gas-fired turbine suffered minimal damage but its exhaust duct was destroyed and is being rebuilt at a cost of about $2.0 million. While the plant was down for this rebuild, we also carried out a major overhaul that had been scheduled for next spring. The plant is estimated to be back on-line by mid-November.

8.   INDEPENDENT POWER PROJECT

On September 1, 1999, Fort James-Pennington, Inc. exercised its contractual right to call our 50% partnership interest in the Naheola cogeneration project in Pennington, Alabama. On October 19, 1999, the purchase price for that interest was determined by the parties to be approximately

$83.7 million which will result in a pre-tax gain of between $5-$8 million. The transaction is expected to close by December 31, 1999.

9.   REPORTABLE SEGMENT RECONCILIATION


                                             Three Months Ended                  Nine Months Ended
                                                September 30,                      September 30,
-----------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                        1999              1998             1999              1998
------------------------------------- ---------------- ----------------- ---------------- -----------------
Sales:
U.S. Utilities                            $   356.3        $   331.5        $  1,132.3         $1,111.7
Aquila Energy                               5,919.4          3,399.8          12,388.0          7,877.9
International                                 188.3             78.8             714.2            280.7
Other                                            .2             (1.5)               .9             (1.3)
------------------------------------- ---------------- ----------------- ---------------- -----------------
------------------------------------- ---------------- ----------------- ---------------- -----------------

Total                                     $ 6,464.2        $ 3,808.6        $ 14,235.4         $9,269.0
------------------------------------- ---------------- ----------------- ---------------- -----------------
------------------------------------- ---------------- ----------------- ---------------- -----------------

EBIT:

U. S. Utilities                           $    44.3        $    54.0        $    147.8         $  156.7
Aquila Energy                                  28.2             24.7              57.3             46.3
International                                  39.0             14.1             101.5             75.9
Other                                           3.1             (7.2)              5.2            (18.3)
------------------------------------- ---------------- ----------------- ---------------- -----------------
------------------------------------- ---------------- ----------------- ---------------- -----------------
Total                                     $   114.6        $    85.6        $    311.8         $  260.6
------------------------------------- ---------------- ----------------- ---------------- -----------------
------------------------------------- ---------------- ----------------- ---------------- -----------------

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

FORWARD-LOOKING INFORMATION

This report contains forward-looking information. These statements involve risks and uncertainties, and there are certain important factors that can cause actual results to differ materially from those anticipated. Some of the important factors that can cause actual results to differ materially from those anticipated include:

       - Both our utility and energy merchant businesses are weather-sensitive.Weather, which can affect results significantly to the extent that temperatures differ from normal.

       - We are exposed to market risk and may incur losses from our marketing and trading operations.

       - We may not be able to implement our strategy if we are unable to access or generate capital at competitive rates.

       -      The timing and extent of changes in interest rates.

       - We may not be able to successfully integrate acquired businesses into our operations.

       - The volatility of natural gas and natural gas liquids prices can significantly affect the earnings contribution from the Energy Assets segment of our Aquila Energy business group.

       -      The pace of well connections to our gas gathering system.

       - Our development of a merchant power plant may not be successful or profitable.

       -      The pace and degree of regulatory changes in the U.S. and abroad.

       - The value of the U.S. dollar relative to the British pound, Canadian dollar, Australian dollar, and New Zealand dollar.

       - The earnings contribution from our Australian operations may decrease in the near future.

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

We utilize accounts receivable sales programs to efficiently manage our working capital and provide immediate liquidity. In September 1999, due to growth in the trading business, we increased our total capacity under these programs by $125 million to $405 million. At September 30, 1999, we had sold approximately $370.8 million of receivables under these programs. In addition to the accounts receivable sales program, we can issue up to $150 million of commercial paper which is supported by a $250 million revolving credit agreement. We had no commercial paper borrowings at September 30, 1999.

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

On November 15, 1999, we plan to issue $200 million of 7.625% senior notes due November 15, 2009. We used the proceeds to retire $100 million of senior notes maturing on November 15, 1999, and to reduce short-term debt. The September 30, 1999, balance sheet reflects a $200 million reclassification from short-term debt and current maturities of long-term debt to long-term debt to reflecting the subsequent financing of that short-term debt.

In September 1999, we issued 10,000,000 9.75% Premium Equity Participating Security Units ("PEPS Units") for $250 million. Each PEPS Unit had an issue price of $25 and consists of a contract to purchase shares of UtiliCorp common stock on or prior to November 16, 2002 and a preferred security of UCU Capital Trust I. The sole asset of UCU Capital Trust I consists of $257.7 million of 7.35% senior deferrable notes due November 16, 2004 of UtiliCorp. Each purchase contract yields 2.40% per year, paid quarterly, on the $25 stated amount of the PEPS Unit. Each trust preferred security yields 7.35% per year, paid quarterly on the $25 stated amount of the PEPS unit, until November 16, 2002. On November 16, 2002, following a remarketing of the trust preferred securities, the yield will be reset at a rate that will be equal to or greater than 7.35%.

While there are no definitive plans, we are evaluating the potential of selling a partial interest in our New Zealand investments to reduce our ownership from 78.8% to less than 50%. The impact of this sell down will deconsolidate New Zealand and return this investment to an equity investment. If New Zealand is sold down to below 50%, approximately $500 million of long-term debt would be removed from our balance sheet. The income from our New Zealand investments would also decrease reflective of the reduced ownership interest.

SIGNIFICANT BALANCE SHEET MOVEMENTS

Total assets increased by $2,366.7 million since December 31, 1998. This increase is primarily attributable to the following:

       - Cash and cash equivalents increased by $60.7 million. This increase primarily relates to the sale of the retail business by a subsidiary of UnitedNetworks.

       - Accounts receivable, net increased $1,310.7 million. Increased volumes in the trading business was the primary contributor.

       - Net property, plant and equipment increased $358.1 million. This increase is due primarily to the acquisition of TrustPower network assets in New Zealand and the acquisition of the gas storage facility by Aquila.

       - Investments in subsidiaries and partnerships increased $482.4 million primarily due to the acquisition of Multinet/Ikon Energy in March 1999 and the Quanta investment in September 1999.

       - Merchant notes receivable increased $146.6 million. This results from increased energy related loan activity by Aquila Energy. This is a new line of business for Aquila started in October 1998.

Total liabilities increased by $2,055.4 million and common shareholders' equity increased by $311.3 million since December 31, 1998. These increases are primarily attributable to the following:

       - Short-term and long-term debt together increased $683.7 million. This increase is primarily due to the acquisition activity in New Zealand, the Multinet/Ikon acquisition in Australia and the Quanta investment in September 1999.

       - Accounts payable increased by $1,439.3 million. Increased activity in the trading business was the primary contributor.

       - Company-obligated mandatorily redeemable security of trust holding solely parent company senior deferred notes increased $250.0 million. These were issued in September 1999.

       - Common shareholders' equity increased by $61.3 million primarily due to a decrease of $40.4 million in treasury stock, an increase of $35.8 million in retained earnings, and an offsetting decrease of $14.9 in the premium on capital stock.

RESULTS OF OPERATIONS

The results of operations for the 1998 period were impacted by several items which do not have a continuing effect on our financial position or results of operations. The consolidated table below summarizes the impact of the non-recurring items on earnings before interest and taxes (EBIT) and diluted earnings per share (EPS).


                                                        THREE MONTHS                          NINE MONTHS
                                                     ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------------
                                                   1999               1998              1999               1998
-----------------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                           EBIT      EPS      EBIT      EPS      EBIT      EPS     EBIT      EPS
-----------------------------------------------------------------------------------------------------------------------
As reported                                  $114.6     $.46     $85.6     $.36    $311.8   $1.30    $260.6    $1.18

Non-recurring items:
Provision for asset impairments (a)            --        --       --        --       --       --       27.7      .20
UK contract settlements (b)                    --        --       --        --       --       --       13.4      .10
Australia initial public offering (c)          --        --       --        --       --       --      (45.3)    (.31)
-----------------------------------------------------------------------------------------------------------------------
Normalized                                   $114.6     $.46     $85.6     $.36    $311.8   $1.30    $256.4    $1.17
=======================================================================================================================


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

c) United Energy Limited (UEL) sold to the public in the second quarter of 1998 42% of its common stock resulting in a $45.3 million gain.

Normalized earnings or normalized income are terms used by management to describe the recurring earnings or income. These terms are not meant to replace net income or other measures under generally accepted accounting principles.

U.S. UTILITIES

The table below summarizes the operations of our U. S. utilities for the following periods:


                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                  SEPTEMBER 30,                   SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                            1999            1998           1999            1998
---------------------------------------------------------------------------------------------------------
Sales:
  Electric                                     $225.8          $205.9       $  513.4        $  492.6
  Gas                                            79.5            65.4          450.6           445.4
  Other                                          51.0            60.2          168.3           173.7
---------------------------------------------------------------------------------------------------------
Total sales                                     356.3           331.5        1,132.3         1,111.7
---------------------------------------------------------------------------------------------------------
Cost of sales:
  Electric                                      109.0            75.4          223.7           186.2
  Gas                                            37.3            28.1          257.4           262.0
  Other                                          44.5            48.5          143.7           144.9
---------------------------------------------------------------------------------------------------------
Total cost of sales                             190.8           152.0          624.8           593.1
---------------------------------------------------------------------------------------------------------
Gross profit                                    165.5           179.5          507.5           518.6
---------------------------------------------------------------------------------------------------------
Operating expenses:
  Other operating                                66.9            70.3          196.6           200.8
  Maintenance                                    12.7            12.2           38.9            34.7
  Taxes, other than income taxes                 17.1            16.2           45.2            45.7
  Depreciation and amortization                  28.6            27.1           86.7            81.8
---------------------------------------------------------------------------------------------------------
Total operating expenses                        125.3           125.8          367.4           363.0
---------------------------------------------------------------------------------------------------------
Other income                                      4.1              .3            7.7             1.1
---------------------------------------------------------------------------------------------------------
EBIT                                           $ 44.3          $ 54.0       $  147.8        $  156.7
=========================================================================================================

QUARTER-TO-QUARTER

EBIT for our U.S. Utilities decreased $9.7 million when comparing 1999 to 1998. This decrease is primarily due to higher purchase power costs (approximately $5.5 million) stemming from open market purchases of power to meet high demands during a heat wave in July. Our need to supplement our power resources was heightened by the unavailability of Greenwood Unit No. 3. EBIT was also reduced because of higher depreciation expenses from additional information technology expenditures and higher allocated operating expenses.

YEAR- TO-DATE
(FACTORS DISCUSSED IN THE QUARTER-TO-QUARTER COMPARISON ALSO AFFECTED THE YEAR-TO-DATE COMPARISONS.)

EBIT for the nine months ended September 30, 1999, was $8.9 million less than the same period in 1998. Weather for the nine-month period in 1999 was milder than the same period in 1998, reducing EBIT by about $2.0 million. The Missouri rate case, which became effective in April 1998, reduced 1999 EBIT by $6.4 million when compared to the 1998 period. Additionally, the increased purchased power costs and depreciation expense discussed above impacted the nine month period, but were offset by increased customer usage and growth.

REGULATORY MATTERS

Electric and gas rate cases in West Virginia were settled during the third quarter. The settlement in the electric case resulted in a $.7 million increase in rates based on the 1997 information filed. However, since that time, purchased power contracts have been re-negotiated, reducing the costs of purchased power by about $1.7 million. Accordingly, the rates charged to our electric customers in West Virginia will be reduced by about $1.0 million annually.
The gas case resulted in an increase in gas rates of $2.5 million.

In response to a show-cause motion by the Staff of the Kansas Corporation Commission, we filed a revenue requirement report that validated that our rates are just and reasonable. This report indicated that rates could be increased $3.6 million. However, we deferred making a formal request due to a negotiation of a purchased power contract. The Staff of the Kansas Corporation Commission has responded to our filing and recommended to the Commission that our electric rates be reduced by $19.9 million annually. This recommended reduction relates to four primary areas, the Jeffrey Energy Center lease, off-system sales, a new purchase power agreement and the book depreciation rates on new systems and equipment. We filed rebuttal testimony on October 22. Hearings are scheduled for December 1999 and we expect a final decision by the Commission in January 2000.

We filed for gas rate increases in Nebraska Rate Area 2 and 3 requesting $3.3 million and $2.8 million, respectively. In addition, we have filed for a gas rate increase in Kansas for $5.9 million.

ST. JOSEPH LIGHT & POWER COMPANY

On March 4, 1999, St. Joseph Light & Power Company (SJL&P) agreed to merge into UtiliCorp. Under the agreement, SJL&P shareholders will receive UtiliCorp common shares equal to $23.00 per SJL&P common share. We will account for the transaction as a purchase. The merger was approved by SJL&P shareholders on June 16, 1999, and is subject to approval by state and federal regulatory agencies. The total purchase price is approximately $270 million, including the assumption of about $80 million in debt.

On October 19, 1999, we filed a joint application with SJLP requesting approval by the Missouri Public Service Commission of the merger transaction. Key matters contained in that filing were:

     - Significant synergies are anticipated from generation, economies of scale and elimination of duplicate positions.

     -    Rates are proposed to be frozen for 5 years

     - We will retain financial benefits from the merger during the five year freeze, in the sixth year we begin sharing the savings with the ratepayer.

     - The merger of two Missouri utilities avoids out-of-state job migration.

It is expected that approval for the SJLP transaction will be obtained in mid-2000.

EMPIRE DISTRICT ELECTRIC COMPANY

On May 10, 1999, The Empire District Electric Company (Empire) agreed to merge into UtiliCorp. Upon closing, Empire's shareholders will be entitled to receive $29.50 for each share of Empire common stock they hold, payable in either cash or UtiliCorp common stock. The value of the merger consideration per share will decrease if UtiliCorp's common stock is trading below $22 per share at closing and will increase if UtiliCorp's common stock is trading above $26 per share at closing. The consideration paid to Empire shareholders, estimated to be $800 million, including assumption of debt, is subject to certain conditions, such as cash and stock maximums. The merger was voted on by Empire shareholders on September 3, 1999, and is subject to approval by certain state and federal regulatory agencies. We expect this merger to be completed by mid-2000.

QUANTA SERVICES, INC.

On September 23, 1999, we invested $186 million in Quanta Services, Inc. (Quanta) Preferred Stock. Quanta is a provider of specialized construction services to electric utilities, telecommunications and cable television companies, and governmental entities. The preferred stock is convertible into
6.2 million common shares based on a strike price of $30. This investment will be accounted for by the equity method of accounting. We received a $3.7 million advisory fee from Quanta during the third quarter. In addition, we have purchased approximately 4.9 million shares of Quanta's Common Stock on the open market and in privately negotiated transactions through November 1, 1999, bringing our total investment in Quanta to approximately $312 million.

AQUILA ENERGY

The table below summarizes the operations of Aquila Energy for the following periods:


                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          SEPTEMBER 30,              SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                     1999          1998         1999         1998
---------------------------------------------------------------------------------------------------------
Sales:
  Marketing and trading                                $5,612.0      $3,197.1    $11,622.3     $7,172.0
  Energy assets                                           307.4         202.7        765.7        705.9
---------------------------------------------------------------------------------------------------------
Total sales                                             5,919.4       3,399.8     12,388.0      7,877.9
---------------------------------------------------------------------------------------------------------
Cost of sales:
  Cost of marketing and trading                         5,576.8       3,162.5     11,533.4      7,080.7
  Energy assets                                           277.3         184.6        689.0        643.5
---------------------------------------------------------------------------------------------------------
Total cost of sales                                     5,854.1       3,347.1     12,222.4      7,724.2
---------------------------------------------------------------------------------------------------------
Gross profit                                               65.3          52.7        165.6        153.7
---------------------------------------------------------------------------------------------------------
Operating expenses:
  Operating and maintenance                                38.3          32.2        108.9         89.5
  Provision for asset impairments                         ---           ---          ---           17.2
  Depreciation, depletion and amortization                  8.8           7.3         25.5         22.4
---------------------------------------------------------------------------------------------------------
Total operating expenses                                   47.1          39.5        134.4        129.1
---------------------------------------------------------------------------------------------------------
Other income, net                                          10.0          11.5         26.1         21.7
---------------------------------------------------------------------------------------------------------
Reported EBIT                                              28.2          24.7         57.3         46.3
Non-recurring items:
  Provision for asset impairments                         ---           ---          ---           17.2
---------------------------------------------------------------------------------------------------------
Normalized EBIT                                            28.2          24.7         57.3         63.5
---------------------------------------------------------------------------------------------------------
EBIT by business subunit:
  Marketing and trading                                    10.6          11.5         17.8         22.1
  Energy assets                                            17.6          13.2         39.5         41.4
=========================================================================================================
Total                                                  $   28.2      $   24.7    $    57.3     $   63.5
=========================================================================================================

QUARTER-TO-QUARTER

MARKETING AND TRADING

EBIT for Marketing and Trading was $.9 million less than the prior year primarily due to $2.7 million of moving costs associated with the relocation of its Omaha operation to Kansas City. Gas and power trading volumes were up over the prior year by 7% and 78%, respectively. Strong energy term and gas trading results were offset by lower power trading performance stemming from less favorable market opportunities in 1999 compared to 1998 and the move of traders to Kansas City from Omaha. Included in the strong term results was income of $20 million associated with a gas sales contract and a favorable change in estimate relating to the discount rate used to value certain long-term contracts.

ENERGY ASSETS

The increase in EBIT was due to the following factors:

     - A 12% increase in gas throughput volumes which increased EBIT by $4.9 million.

     - A 61% increase in natural gas liquids (NGLs) prices which increased EBIT by $3.8 million.

     - Favorable impact from the first quarter's restructuring efforts which reduced operating expenses by $1.3 million.

Partially offsetting the above favorable factors were the following:

     - The non-recurrence of a $3.6 million gain recorded in the 1998 quarter related to the partial sale of an IPP project.

     -    Lower EBIT results related to various IPP projects between quarters.


YEAR-TO-DATE
(FACTORS DISCUSSED IN THE QUARTER-TO-QUARTER COMPARISON ALSO AFFECTED THE YEAR-TO-DATE COMPARISONS.)

MARKETING AND TRADING

Marketing and trading EBIT decreased $4.3 million on a year-to-date basis compared to 1998. Gas and power trading volumes for the nine-month periods increased 15% and 94%, respectively. As mentioned above, market opportunities in power were not as great in 1999 as in 1998 and the move to Kansas City has resulted in distractions impacting trading performance. Also, gas storage levels remained high earlier in the year, limiting our earnings opportunities in 1999. In addition to the favorable impact of large gas sales contracts, the year-to-date results include an enhancement of the contract portfolio resulting from improvements in regulatory risks associated with certain long-term contracts.

ENERGY ASSETS

Energy Assets EBIT decreased $1.9 million on a year-to-date basis compared to 1998. In the first quarter of 1999, although throughput volumes increased 24%, NGL prices and production volumes decreased 19% and 25%, respectively, resulting in a net reduction of EBIT. Since the first quarter, throughput volumes and NGL prices have improved helping offset the EBIT reduction from the first quarter. When these factors are combined with a restructuring charge of $2.8 million, costs associated with the evaluation of the tender offer for AQP shares and the absence of the $3.6 million gain on the sale of an interest in an IPP, EBIT has declined by $1.9 million on a year-to-date basis.

AQUILA GAS PIPELINE TENDER OFFER

On May 7, 1999, approximately 3.4 million shares of Aquila Gas Pipeline Corporation (AQP) were tendered to UtiliCorp at $8.00. The 3.4 million shares, together with the 24.0 million shares already held, represented 93% of AQP's total shares outstanding. All remaining shares not tendered were converted in a "short-form" merger into a right to receive $8.00 per share. The short-form merger was completed on May 14, 1999. As a result, AQP is no longer a publicly traded company.

NATURAL GAS STORAGE FACILITY

On March 29, 1999, we agreed to purchase Western Gas Resources Storage, Inc. for $100 million in cash. This storage facility will provide access to 20 BCF of natural gas in a strategic location to enhance physical and trading activities. The 2,200 acre subsurface facility is located in Katy, Texas. The purchase closed in the second quarter of 1999.

MERCHANT GAS-FIRED POWER PLANT

A subsidiary of Aquila is building a 580-megawatt gas-fired power plant that will sell its output into the central U.S. wholesale market and to a regulated utility division of UtiliCorp. The power plant is expected to be completed in phases with simple-cycle operation starting in June 2001 and a combined-cycle operation starting in January 2002. Total estimated construction cost is $277 million and we expect to complete negotiations with a potential partner sometime during the fourth quarter.

INDEPENDENT POWER PROJECT

On September 1, 1999, Fort James-Pennington, Inc. exercised its contractual right to call our 50% partnership interest in the Naheola cogeneration project in Pennington, Alabama. On October 19, 1999, the purchase price for that interest was determined by the parties to be $83.7 million which will result in a pre-tax gain of $5-$8 million. Closing is expected to occur by December 31, 1999. This IPP currently provides $9-$10 million of annual EBIT.

INTERNATIONAL

The table below summarizes the operations of our international business for the following periods:


                                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                 SEPTEMBER 30,             SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                            1999         1998         1999         1998
---------------------------------------------------------------------------------------------------------------
Sales                                                          $188.3       $ 78.8       $714.2       $280.7
---------------------------------------------------------------------------------------------------------------
Cost of sales                                                   129.8         61.5        542.7        238.0
---------------------------------------------------------------------------------------------------------------
Gross profit                                                     58.5         17.3        171.5         42.7
---------------------------------------------------------------------------------------------------------------
Operating expenses:
  Other operating                                                14.8          7.3         41.6         21.5
  Maintenance                                                      .5        ---            2.7        ---
  Taxes, other than income taxes                                  2.9          3.0          8.7          9.2
  Depreciation and amortization                                  10.6          2.7         33.3          8.6
---------------------------------------------------------------------------------------------------------------
Total operating expense                                          28.8         13.0         86.3         39.3
---------------------------------------------------------------------------------------------------------------
Equity earnings in subsidiaries and partnerships                  6.7          8.9         14.9         77.2
Other income (expense)                                            2.6           .9          1.4         (4.7)
---------------------------------------------------------------------------------------------------------------
Reported EBIT                                                    39.0         14.1        101.5         75.9
---------------------------------------------------------------------------------------------------------------
Non-recurring items:
  Gain on sale                                                  ---          ---          ---          (45.3)
  UK gas contracts reserve                                      ---          ---          ---           13.4
---------------------------------------------------------------------------------------------------------------
Normalized EBIT                                                $ 39.0       $ 14.1       $101.5       $ 44.0
---------------------------------------------------------------------------------------------------------------
EBIT by business subunit:
  Australia                                                    $ 10.3       $  4.9       $ 21.9       $ 19.4
  New Zealand                                                    23.9          2.9         60.0          8.1
  United Kingdom                                                  (.4)         1.2          6.9           .4
  Canada                                                          5.2          5.1         12.7         16.1
===============================================================================================================
Normalized EBIT                                                $ 39.0       $ 14.1       $101.5       $ 44.0
===============================================================================================================

QUARTER-TO-QUARTER

DELIVERY NETWORKS (AUSTRALIA, NEW ZEALAND AND CANADA)

In Australia, the operational integration of our purchase earlier this year of the Multinet/Ikon gas distribution system has been completed and provided a $4.8 million contribution to EBIT when compared to the prior year.

EBIT from New Zealand increased $21.0 million to $23.9 million in 1999 compared to 1998. This increase is due to the additional $744 million we invested in New Zealand over the last twelve months and the successful integration of those purchases into our existing operations. As a result of these investments, our ownership interest in UnitedNetworks increased to 78.8% from 37.5%. We consequently reflect New Zealand's activities on a consolidated basis in 1999, but in 1998 New Zealand investments were reflected on the equity method. This change impacts quarter-to-quarter comparisons and is a key reason for increases in sales, cost of sales, and operating expense and the decrease in equity earnings in 1999 compared to 1998.

ENERGY MERCHANT (UNITED KINGDOM)

EBIT from our international energy merchant business decreased $1.6 million compared to the prior year. This decrease is primarily due to higher operating expenses stemming from the expansion costs associated with opening offices in Spain, Norway and Germany.

On October 1, 1999, a gas sales contract expired and was not renewed. This will reduce our indirect customer count by about .5 million or about 45%. The loss of this customer base is not expected to have a material impact on our total consolidated EBIT.

YEAR-TO-DATE
(FACTORS DISCUSSED IN THE QUARTER-TO-QUARTER COMPARISON ALSO AFFECTED THE YEAR-TO-DATE COMPARISONS.)

DELIVERY NETWORKS (AUSTRALIA, NEW ZEALAND AND CANADA)

EBIT from Australia increased $2.5 million on a year-to-date basis. Offsetting the $6.8 million contribution of our Multinet/Ikon acquisition in the second and third quarters was the impact of our reduced ownership in the electric distribution business resulting from the initial public offering in the second quarter of 1998.

New Zealand EBIT increased $51.9 million on a year-to-date basis due to increased ownership, full consolidation of the investment and a successful integration of our investments, as discussed above.

EBIT from Canada was down $3.4 million year-to-date in 1999 primarily due to warmer than expected weather, a change in regulatory accounting requirements, and the timing of capital projects.

ENERGY MERCHANT (UNITED KINGDOM)

EBIT increased $6.5 million in our international energy merchant business on a year-to-date basis. Trading results improved and we had a substantial increase in our indirect customers when compared to the prior year. EBIT in 1999 was also enhanced by the settlement of non-economic gas supply contracts in the 1998 second quarter.

AUSTRALIAN MULTINET/IKON ACQUISITION

On March 30, 1999, we acquired a 25.5% interest in Multinet Gas/Ikon Energy, a natural gas network and retailer in Victoria, Australia, for $224.0 million.

TRUSTPOWER ACQUISITION

Effective January 31, 1999, we closed the purchase of New Zealand based TrustPower. Working through our 78.8% owned New Zealand utility, UnitedNetworks Limited, completion of this transaction makes us the country's largest electricity distribution company. The $261 million deal added approximately 96,000 TrustPower customers to UnitedNetworks' system.

EUROPEAN EXPANSION

In a strategic move toward developing significant positions in key European markets, we have opened offices in Norway and Germany. These offices will offer energy-related and risk management services which will be directed toward industrial and energy groups, with a focus on both physical and financial energy trading. We previously announced the opening of an office in Spain.


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

YEAR 2000 STATUS

STATUS OF KEY PROCEDURE AREAS

We have addressed Year 2000 readiness in our information and operational systems. Prior to June 30 we completed remediation of mission critical systems and development of local contingency plans to utilize in the unlikely event of a Year 2000 interruption in our systems or one of our key suppliers. We are currently completing post-remediation testing and verification of upgrades. We are also integrating, arranging for resources, and finalizing staff assignments for the contingency plans.

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

The final portions of our customer information system will be implemented in 2000, but the existing system which these portions will replace is currently Year 2000 ready. We expect to spend approximately $145.4 million in new information technology. Of this amount, to date we have spent $139.2 million.

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

PART II
OTHER INFORMATION


ITEM 6. EXHIBITS

(a)      LIST OF EXHIBITS:

         10                Dwayne L. Hart Employment Contract
         27                Financial Data Schedule--For the nine months ended
                           September 30, 1999.

(b)      REPORT ON FORM 8-K

         We filed reports on Form 8-K for the quarter ended September 30, 1999, as follows:

               DATE                            Description
               ----             ------------------------------------------------
         September 23, 1999     Supplemental Indenture and Other Documents in
                                Support of Issuance of Premium Equity
                                Participating Securities

         October 6, 1999        Underwriting Agreement, the Remarketing
                                Agreement, and the Twelfth Supplemental
                                Indenture entered into in connection with the
                                Premium Equity Participating Security

         November 5, 1999       Reporting results of operations for the period
                                ending September 30, 1999


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTILICORP UNITED INC.


By:       /s/ Dwayne L. Hart
         --------------------------------
         Dwayne L. Hart
         Senior Vice President and Chief Financial Officer

Date:   November 12, 1999


By:      /s/ Daniel J. Streek
         --------------------------------
         Daniel J. Streek
         Vice President & Assistant Controller

Date:   November 12, 1999