Form 10-K
period 1999-12-31
UTILICORP UNITED INC
filed 2000-03-29
CIK 66960

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                    FORM 10-K

(MARK ONE)
    /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required)

                   For the fiscal year ended December 31, 1999
                                       or
    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

                 For the transition period from        to

                         COMMISSION FILE NUMBER: 1-3562
                                   -----------
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

                  TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
        COMMON STOCK, PAR VALUE $1.00 PER SHARE        NEW YORK, PACIFIC AND TORONTO STOCK EXCHANGES
         CONVERTIBLE SUBORDINATED DEBENTURES,                   NEW YORK STOCK EXCHANGE
               6-5/8 % DUE JULY 1, 2011
    CUMULATIVE MONTHLY INCOME PREFERRED SECURITIES,             NEW YORK STOCK EXCHANGE
          8-7/8 % SERIES A, DUE JUNE 12, 2025
  9-3/4% PREMIUM EQUITY PARTICIPATING SECURITY UNITS,           NEW YORK STOCK EXCHANGE
                 DUE NOVEMBER 16, 2004

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   Yes        No
The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 15, 2000 as reported on the New York Stock Exchange, was approximately $1,518,146,577. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      TITLE                            OUTSTANDING (AT MARCH 15, 2000)
--------------------------------------------------------------------------------------
       COMMON STOCK, PAR VALUE $1.00 PER SHARE                  93,574,853
--------------------------------------------------------------------------------------
        DOCUMENTS INCORPORATED BY REFERENCE:                WHERE INCORPORATED:
         1999 ANNUAL REPORT TO SHAREHOLDERS                       PART 2
PROXY STATEMENT FOR 2000 ANNUAL SHAREHOLDERS MEETING              PART 3

================================================================================

                                      INDEX


     PART 1                                                                                                 PAGE
     ------                                                                                                 ----
     Item 1    Business ...................................................................................   3

     Item 2    Properties .................................................................................  13

     Item 3    Legal Proceedings ..........................................................................  16

     Item 4    Submission of Matters to a Vote of Security Holders ........................................  16

     PART 2
     ------

     Item 5    Market for Registrant's Common Equity and Related Stockholder Matters ......................  16

     Item 6    Selected Financial Data ....................................................................  16

     Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations ......  17

     Item 7a   Quantitative and Qualitative Disclosures about Market Risk .................................  17

     Item 8    Financial Statements and Supplementary Data ................................................  17

     Item 9    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure .......  17

     PART 3
     ------

     Item 10   Directors and Executive Officers of the Company ............................................  17

     Item 11   Executive Compensation .....................................................................  17

     Item 12   Security Ownership of Certain Beneficial Owners and Management .............................  17

     Item 13   Certain Relationships and Related Transactions .............................................  17

     PART 4
     ------

     Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...........................  17

INDEX TO EXHIBITS .........................................................................................  21

SIGNATURES ................................................................................................  23

                                     PART 1

ITEM 1.  BUSINESS.

ORGANIZATION AND HISTORY

UtiliCorp United Inc. (the company, which may be referred to as we, us, or our) is a multinational energy solutions provider. We conduct business through the following business segments:

- NETWORK - includes our domestic and international network generation, distribution and transmission businesses, as well as our appliance repair/servicing businesses. International operations include activities in Australia, New Zealand and Canada.

- ENERGY MERCHANT - includes our domestic and international energy marketing and trading businesses; our natural gas gathering, processing and transportation company; and our 14 independent power projects. International operations are head-quartered in London, England. Prior to 1999, activity was limited to United Kingdom gas marketing and trading.
     In 1999, the business commenced expansion into other energy markets both within the United Kingdom and across Europe. New offices were opened in Spain, Germany and Norway.

- SERVICES - includes our investment in Quanta Services, Inc. (Quanta). Quanta is a provider of specialized construction services to electric utilities, telecommunications and cable television companies, and governmental entities.

- CORPORATE AND OTHER -includes the retained costs of the company that are not allocated to the business units, and prior to 1998, the net losses from our investments in Energy One, L. L. C.

OUR STRATEGIC OBJECTIVES

Our strategy is to be a world-class manager of energy delivery networks and production assets, and to be a leading energy merchant in the markets in which we compete. We believe that our globalized energy network and merchant strategies position us to compete effectively in a deregulated energy marketplace.

THE FOLLOWING OBJECTIVES ARE THE TOOLS BY WHICH WE WILL IMPLEMENT OUR
STRATEGIES:

OBJECTIVE #1:  WORLD CLASS MANAGER OF ENERGY NETWORK AND PRODUCTION ASSETS

- ACHIEVE OPERATIONAL EXCELLENCE by providing quality customer service through the delivery of an easy to use, safe, reliable product at a reasonable price, while earning a solid return for shareholders.

- CREATE ENERGY SOLUTIONS in an evolving utility industry by providing energy related products and services through existing sales channels supporting increased customer choice.

- DEVELOP PLATFORM FOR GROWTH by creating transferable models for customer service and operations that will bring added value for partnering opportunities.

- LEVERAGE MID-CONTINENT NATURAL GAS AND ELECTRIC SUPPLY MANAGEMENT CAPABILITIES by capitalizing on the opportunities being created with the transition of the utility industry into a competitive marketplace.

- ACQUIRE AND/OR REPOSITION NETWORK AND PRODUCTION ASSETS with targeted deployment of capital to new projects and businesses.

OBJECTIVE #2:  LEADING ENERGY MERCHANT

-    DIVERSIFY RISK by expanding the commodity portfolio.

- EXPAND CONTROL OF MID-STREAM ASSETS to facilitate longer term complex transactions, provide earnings and balance sheet growth, and diversify the asset portfolio risk.

- INCREASE PRODUCT OFFERINGS to include new commodities, financing, and retail aggregator products.

- EXPAND CUSTOMER CHANNELS to include contacts at the Chief Executive Officer, Chief Financial Officer, and Senior Vice President level.

- LEVERAGING THE INFRASTRUCTURE to: 1) provide increased physical and financial risk clearing capability at the lowest cost possible per volumetric unit; 2) leverage systems, processes, and people into new markets; and 3) leverage the operational infrastructure through consolidation and partnering with other operators.

OBJECTIVE #3:  GLOBALIZE ENERGY NETWORK AND MERCHANT STRATEGIES

- ACQUIRE NETWORK, PRODUCTION, AND MERCHANT ENERGY ASSETS in current foreign markets, taking advantage of growing privatization and restructuring trends.

- MANAGE TO ACHIEVE OPERATIONAL EXCELLENCE; harvesting value and capital by partial sales of high performing businesses.

- DEVELOP MERCHANT BUSINESSES in locations where an existing network operation or relationship exists and the restructured utility environment provides favorable economic returns.

- LEVERAGE AND TRANSFER INFRASTRUCTURE, knowledge and people between foreign and U.S. operations.

OUR COMPETITIVE STRENGTHS.

We believe we have developed substantial competitive strengths that will enable us to continue to successfully execute our strategy and grow earnings. Our strengths include:

- An experienced management team whose compensation is directly tied to shareholder value.

- Low cost, non-nuclear domestic and international network businesses focused on superior customer service.

-    Successful operation of competitive non-regulated business.

-    Third largest energy position on a BTU basis.

- Proven risk management policies and procedures to limit exposure to commodity market positions.

- International operations in Australia, New Zealand, Europe and Canada from which we believe we have gained valuable experience in competitive markets.

- A proven track record of quickly and successfully integrating domestic and international mergers and acquisitions.

-    A demonstrated ability to identify and react to new business opportunities.

MERGERS, ACQUISITIONS & DIVESTITURES

ST. JOSEPH LIGHT & POWER
On March 4, 1999, St. Joseph Light & Power Company (SJL&P) agreed to merge with us. Under the agreement, SJL&P shareholders will receive $23.00 in UtiliCorp common shares for each SJL&P common share held. We will account for the transaction as a purchase. This transaction was approved by SJL&P shareholders on June 16, 1999, and is also subject to approval by various state and federal regulatory agencies. We and SJL&P filed a joint application with the Missouri Public Service Commission (MPSC) on October 19, 1999, requesting approval of the plans to merge in a transaction valued at approximately $270 million. We expect to close this transaction in the second half of 2000.

NATURAL GAS STORAGE FACILITY
On March 29, 1999, we agreed to purchase Western Gas Resources Storage Inc. The $100 million cash transaction increased our ownership and control of strategically located natural gas storage assets. The 2,200-acre subsurface facility in Katy, Texas has a storage capacity of 20 billion cubic feet. The purchase closed on May 3, 1999.

AQUILA TENDER OFFER
On May 7, 1999, approximately 3.4 million shares of Aquila Gas Pipeline Corporation (AQP) were tendered to us at $8.00. The 3.4 million shares together with the 24.0 million shares already held represented 93% of AQP's total shares outstanding. All remaining shares not tendered were converted in a "short-form" merger into a right to receive $8.00 per share. Upon completion of the short-form merger on May 14, 1999, AQP ceased being a publicly traded company and became wholly-owned by Aquila Energy Corporation
(AEC).

EMPIRE DISTRICT ELECTRIC COMPANY
On May 10, 1999, The Empire District Electric Company (Empire) agreed to merge with us. Empire's shareholders approved the merger on September 3, 1999. Upon closing, they will be entitled to receive $29.50 for each share of Empire common stock held, payable in either cash or our common stock. The value of the merger consideration per share will decrease if our common stock is trading below $22 per share at closing and will increase if our common stock is trading above $26 per share at closing. The consideration paid to Empire shareholders, estimated to be $800 million, including the assumption of debt, is subject to certain conditions, such as cash and stock maximums, as well as certain regulatory approvals. We filed a joint application with the Missouri Public Service Commission on December 15, 1999, requesting approval of the plans to merge. We expect this merger to be completed by late 2000.

SALE OF WEST VIRGINIA POWER DIVISION
On September 9, 1999, we agreed to sell our West Virginia Power division to Allegheny Energy, Inc. for $75 million. The sale closed on December 31, 1999 and resulted in a fourth quarter gain of $4.5 million. In addition to the sale of West Virginia Power's electric and natural gas distribution assets, we entered into a separate agreement for Allegheny to purchase Appalachian Electric Heating, our heating and air conditioning service business in West Virginia.

SALE OF RETAIL MARKETING
In January 2000, we sold our retail gas marketing business for $14 million. We expect to record a gain in the first quarter of 2000. As a result of our assessment of retail competition possibilities, we have now exited all domestic retail energy activities until the market more fully develops.

TRANSALTA ASSETS
In February 2000, we agreed to acquire TransAlta Corporation's Alberta-based electricity distribution and retail assets for $450 million. The transaction includes 350,000 customers served by about 54,000 miles of low-voltage power distribution lines, and a 24-hour customer call center in Calgary. The transaction is subject to regulatory approvals in Canada and the United States and is expected to close in 2000.

INITIAL PUBLIC OFFERING-UNITED ENERGY LIMITED
In May 1998, United Energy Limited (UEL) sold 42% of its common stock to the Australian public. As a result, we recorded a $45.3 million gain. The partial sale to the public reduced our effective ownership of UEL to 29%. Concurrent with UEL's stock offerings, we bought an additional 5% in UEL from another company to bring our ownership to 34%. Prior to the common stock sale, UEL repaid us approximately $101 million for debt notes. The management agreement between UEL and UtiliCorp remains in place.

MULTINET/IKON
On March 12, 1999, we acquired, for $224 million, a 25.5% interest in Multinet/Ikon, a natural gas network and retailer in Victoria, Australia.

QUANTA SERVICES, INC.
On September 23, 1999, we invested $186 million in Quanta Services, Inc. (Quanta) preferred stock. The preferred stock is convertible into $6.2 million common shares based on a strike price of $30. This investment is accounted for by the equity method of accounting. We received a $7.6 million management and advisory fee from Quanta during 1999 which is reflected as equity earnings in the accompanying consolidated statement of income. In addition, we have purchased approximately $5.2 million shares of Quanta's common stock on the open market and in privately negotiated transactions.

PULSE ENERGY
On March 8, 2000, United Energy announced the formation of Pulse Energy, a joint venture in collaboration with Energy Partnership (Ikon Energy Pty Ltd), Shell Australia Ltd, and Woodside Energy Ltd. Pulse Energy will initially service more than one million Victoria, Australia customers with the aim of rapidly becoming a national energy player. The transaction is subject to banking and regulatory approvals.

     With much of the Australian retail energy market becoming contestable after 2000, Pulse Energy will provide Australia's first large-scale combination of electric and gas services and will have access to potentially 10 million energy customers in eastern Australia and southern Australia commencing January 2001.

     Effective ownership of Pulse Energy will comprise Shell (40%), United Energy (25%), Energy Partnership (25%) and Woodside (10%).

NEW ZEALAND GAS DISTRIBUTION NETWORK
On March 22, 2000, we expanded our presence in the New Zealand energy market by purchasing the natural gas distribution network and North Island contracting business of Orion New Zealand Limited for $US 268 million.

     Much of the gas service territory being acquired overlaps or borders UnitedNetworks' electric distribution areas, creating synergies between our gas and electric operations. Concurrent with the closing of this transaction, we will be pursuing the sale of a portion of our interests in the New Zealand holding company to a private equity investor. This should allow us to remove about $US 450 million of existing New Zealand debt from our balance sheet because of the change in our ownership interest. The debt expected to be incurred to complete the Orion transaction also will not be shown on our balance sheet. We expect our consolidated common equity ratio to immediately improve to an estimated 43% as a result of our reduced ownership. (This estimate assumes 70% conversion of our premium equity participating securities.)

     This transaction is conditional on UnitedNetworks' shareholder approval and the transaction has an effective date after April, 2000. The
UnitedNetworks' shareholder meeting will be held in mid-April 2000.

BUSINESS GROUP SUMMARY
Segment information for the three years ended December 31, 1999 is incorporated by reference to pages 54 through 56 of our 1999 Annual Report to Shareholders.

I.   NETWORK

ELECTRIC OPERATING STATISTICS
The following table summarizes sales, volumes and customers for our North American electric network generation, transmission and distribution businesses.

                                                                                         10 YEAR
                                                                                       AVERAGE ANNUAL
                                   1999      1998      1997      1996      1995         GROWTH RATE
--------------------------------------------------------------------------------------------------------
SALES (IN MILLIONS)
     Residential                  $270.5    $279.1    $268.3    $264.3    $252.4                6.5%
     Commercial                    179.8     179.4     173.4     167.0     161.1                8.5
     Industrial                     84.9      83.0      82.2      79.8      77.3                8.9
     Other                         227.3     162.1     123.3     101.1      86.9               17.6
--------------------------------------------------------------------------------------------------------
     Total                        $762.5    $703.6    $647.2    $612.2    $577.7                9.6%
========================================================================================================
VOLUMES (GIGAWATT HOURS (GWH)-
000'S)
     Residential                   4,072     4,104     3,885     3,887     3,678                6.5%
     Commercial                    3,133     3,069     2,883     2,775     2,676                8.6
     Industrial                    2,101     2,041     1,993     1,973     1,927                7.5
     Other                         5,344     5,809     4,997     3,651     2,264               15.1
--------------------------------------------------------------------------------------------------------
     Total                        14,650    15,023    13,758    12,286    10,545                9.2%
========================================================================================================
CUSTOMERS AT YEAR END
     Residential                 377,096   396,912   388,532   381,684   374,701                5.9%
     Commercial                   53,916    57,178    56,207    54,692    55,266                7.5
     Industrial                      352       339       326       323       324                7.0
     Other                        53,432    51,816    48,764    45,879    43,106                4.4
--------------------------------------------------------------------------------------------------------
     Total                       484,796   506,245   493,829   482,578   473,397                6.0%
========================================================================================================

GAS OPERATING STATISTICS
The following table summarizes sales, volumes and customers for our North American gas network businesses.

                                                                                          10 YEAR
                                                                                       AVERAGE ANNUAL
                                   1999      1998      1997      1996      1995         GROWTH RATE
--------------------------------------------------------------------------------------------------------
SALES (IN MILLIONS)
     Residential                  $398.1    $379.4    $464.4    $429.1    $362.2                4.3%
     Commercial                    161.7     161.2     205.8     192.6     153.9                2.9
     Industrial                     29.3      34.1      46.8      45.8      45.8              (10.7)
     Other                          49.1      47.8      50.4      60.4      54.9                4.9
--------------------------------------------------------------------------------------------------------
     Total                        $638.2    $622.5    $767.4    $727.9    $616.8                2.4%
========================================================================================================
VOLUMES - (THOUSAND CUBIC
FEET (MCF)- 000'S)
     Residential                  70,082    66,564    77,594    81,698    76,461                2.8%
     Commercial                   33,418    33,228    39,128    40,698    37,282                1.1
     Industrial                    7,305     8,631    11,059    10,944    12,901              (12.7)
     Transportation              135,692   140,499   158,937   166,562   178,114                2.6
     Other                         1,334     1,088       678     1,611     1,827               (3.3)
--------------------------------------------------------------------------------------------------------
     Total                       247,831   250,010   287,396   301,513   306,585                1.3%
========================================================================================================
CUSTOMERS AT YEAR END
     Residential                 749,219   761,650   744,238   728,867   713,586                4.2%
     Commercial                   71,933    77,971    78,925    77,742    76,430                2.6
     Industrial                    1,354     1,982     2,491     3,725     3,790               (9.3)
     Other                         8,665     9,986     2,491     2,573     2,815               31.3
--------------------------------------------------------------------------------------------------------
     Total                       831,171   851,589   828,145   812,907   796,621                4.1%
========================================================================================================

REGULATION
The following is a summary of our pending rate case activity.


     RATE CASE
    DESIGNATION       TYPE OF       DATE        AMOUNT
   (IN MILLIONS)      SERVICE    REQUESTED     REQUESTED
-----------------------------------------------------------
      KANSAS            Gas       10/25/99       $6.0

     MINNESOTA          Gas       May 2000        --*
-----------------------------------------------------------

*ESTIMATED DATE OF REQUEST, AMOUNT NOT YET DETERMINED.

In January 2000, we were ordered to reduce Kansas electric rates by $8.7 million. The order is currently being reconsidered by the commission based upon a request by the Company. A final order is expected by late March or early April. The Commission staff originally recommended a rate reduction of $19.9 million.

ENVIRONMENTAL
We are currently named as a potentially responsible party (PRP) at three PCB disposal sites. Our combined cleanup expenditures have been less than $1 million to date at these and other PCB disposal sites for which we have been named a PRP but have settled our liability. We anticipate that future expenditures on the three sites where we are currently named as a PRP will not be significant.
     We also own or once operated 29 former manufactured gas plants sites (MGP's) which may require some form of environmental remediation. As of December 31, 1999 we estimate cleanup costs on these identified sites to be $14.4 million (see Note 14 to the Consolidated Financial Statements for further discussion of this topic).
     In October 1998, the EPA published new air quality standards to further reduce the emission of NOx. These stricter standards will require us to install new equipment on our baseload coal units in Missouri that we estimate will cost $35 million. The new standards are under debate in the courts and our ultimate cost is therefore subject to change. The new standards as written are effective in May 2003.

SEASONAL VARIATIONS OF BUSINESS
Our network and independent power project businesses are weather-sensitive. We have both summer and winter peaking network assets to reduce dependence on a single peak season. The table below shows peak times for our North American network businesses.


JURISDICTION                            PEAK
-------------------------------------------------------------
Gas network operations                  November through
                                        March

Missouri, Kansas and Colorado           July and August
  electric

Canadian Operations                     November  through
                                        March
-------------------------------------------------------------

INTERNATIONAL NETWORK OPERATIONS
Our international network operations are managed consistent with the strategies of our domestic network business segment. We manage our international business with local management that reports separately to the company. The contribution to earnings before interest and taxes from international network businesses was 31.4%, 31.6% and 17.5% of our total for the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, approximately $1,792.1 million of our total assets relate to our international network businesses. The following discussion briefly describes our international network businesses.



AUSTRALIA
We acquired an effective 49.9% ownership interest in United Energy Limited
(UEL), an electric distribution utility serving 546,000 customers in the state of Victoria. As part of a management agreement between us and UEL, we manage the utility for a fee as well as participate in its earnings.
     In May 1998, UEL sold 42% of its common stock to the Australian public and as a result, we recorded a $45.3 million gain. The partial sale to the public reduced our effective ownership percentage to 29%. Concurrent with UEL's stock offerings, we bought an additional 5% in UEL from another company to bring our ownership to 34%. Prior to the common stock sale, UEL repaid approximately $101 million in debt notes owed to us. The management agreement between us and UEL remains in place.
     UEL distributes and sells electricity with a majority of its sales earned from the regulated distribution network business. The regulated distribution sales and connection charges for access to its distribution system will be reviewed by the Office of the Regulator-General(OGR), with new rates becoming effective January 1, 2001.
     The retail electric market in which UEL operates is being progressively opened to competition, with all customers becoming contestable by January 1, 2001. The following table shows the timing of electricity markets opening to competition in Victoria:


THRESHOLD             DATE OF ELIGIBILITY        PERCENT OF MARKET        CUSTOMER TYPE
--------------------------------------------------------------------------------------------------
GREATER THAN 5MW       Dec 1994                           22%              Large heavy
                                                                           industrial
GREATER THAN 1MW       July 1995                           7%              Large commercial
                                                                           industrial
GREATER THAN 750MWh    July 1996                          12%              Medium commercial/light
                                                                           industrial
GREATER THAN 160MWh    July 1998                           8%              Small
                                                                           commercial
All remaining          Jan 2001                           51%              Residential
customers
----------------------------------------------------------------------------------------------------

In March 1999, we acquired a 25.5% interest in a gas distribution and retail business in Melbourne. The distribution business, Multinet, serves approximately 609,000 accounts, and the retail business, Ikon, serves approximately 520,000 customers. About 309,000 Multinet distribution customers are served by the Ikon retail business and approximately 280,000 Ikon customers are served electricity by United Energy. The gas business is managed by United Energy and pay UEL a fee for those services.

Similar to electricity, retail gas customers in Victoria will all be able to select the retailer of their choice. The following table shows the timeline for the rollout of gas contestibility in Victoria:


THRESHOLD             DATE OF ELIGIBILITY        PERCENT OF MARKET        CUSTOMER TYPE
----------------------------------------------------------------------------------------------
GREATER THAN 500TJ     Oct 1999                          24%              Large industrial

GREATER THAN 100TJ     Mar 2000                          13%              Med Ind/Large Com

GREATER THAN 5TJ       Sep 2000                          12%              Commercial

All remaining          Sep 2001                          51%              Residential

1 Bcf is equal to about 1,100 Tj's.
----------------------------------------------------------------------------------------------

NEW ZEALAND

Through a series of transactions in 1998, we acquired an additional 48% interest in Power New Zealand's common stock for approximately $245 million, increasing our ownership to 78.6%. Concurrent with this acquisition, we sold our 39.6% interest in WEL Energy Group, which we acquired in 1993 and bought out our 21% minority partner in our New Zealand subsidiary, UtiliCorp N.Z., Inc. In January 1999, an additional .2% interest was purchased from the Territorial Local Authorities.
     The Electricity Industry Reform Act of 1998 required all of New Zealand's integrated power companies have separate ownership of their lines (network) and energy (generation and retail) businesses effective April 1, 1999. Power New Zealand, with approximately 90% of its assets and earnings in the lines area, in November 1998, announced its intention to remain in the network business and to exit the energy business. It also agreed to purchase the Wellington-based lines assets of TransAlta New Zealand Ltd. and to sell to TransAlta its retail and generation businesses for net expenditure by Power New Zealand of $238 million. Because Power New Zealand's name transferred to TransAlta as part of the retail business TransAlta acquired, the network business became UnitedNetworks Limited on January 5, 1999. In November 1998, Power New Zealand agreed to purchase the electric line assets of neighboring power company TrustPower Limited for approximately $261 million. The assets became part of a greater network which includes parts of metropolitan Auckland and other areas in the central and southern regions of New Zealand's North Island. The TrustPower transaction closed January 31, 1999. Completion of the TransAlta and TrustPower transactions created the country's largest electricity distribution network, serving about 484,000 customers.

CANADA

We own West Kootenay Power Ltd.(WKP), a hydro-electric utility in British Columbia, Canada. WKP has four hydro-electric generation facilities with a capacity of 205 megawatts and 962 miles of transmission lines that serve approximately 135,000 direct and indirect customers in south central British Columbia. WKP generates about half of its power requirements and purchases the remaining requirements through power contracts.

     WKP is regulated by the British Columbia Utilities Commission. The Commission approved renewal of the incentive based rate setting mechanism for 2000. When first implemented in 1996, this mechanism was the first of its kind for electric utilities in Canada and was the result of a negotiated settlement with customers and regulators. The mechanism calls for sharing of savings between the customer and WKP if WKP performs over and above negotiated performance expectations.

II.  ENERGY MERCHANTS
WHOLESALE ENERGY MARKETING
Aquila's wholesale energy marketing business is conducted through various operating units, collectively referred to as Energy Marketing. Energy
Marketing is a gas and power marketing company with a marketing, supply and transportation network consisting of relations with gas producers, local distribution companies, and end-users throughout the United States and Canada. Energy Marketing adds value for customers by leveraging its national position in financial deal structuring in gas and power marketing. It provides services such as complex fuel supply arrangements, energy management services and project development focused on control of mid-stream energy assets. For the five years ended December 31, 1999, Energy Marketing had marketing volumes of 9.9, 8.8, 5.7, 2.3, and 1.5 billion cubic feet a day (BCF/d), respectively.
     In 1995, Energy Marketing began selling electricity to wholesale customers, much as it markets natural gas. Aquila expects that the electricity marketing industry will continue to expand rapidly as liquidity and maturity increases. Aquila's wholesale power sales have grown from 129,000 megawatt hours (MWH) in 1995 to 236,500 million MWH in 1999, ranking it third among the nation's largest volume power marketers.
     Energy Marketing utilizes certain types of fixed-price contracts in connection with its natural gas and power marketing businesses. These include contracts that commit us to purchase or sell natural gas and other commodities at fixed prices in the future (i.e., fixed-price forward purchase and sales contracts), futures and options contracts traded on the NYMEX and swaps and other types of financial instruments traded in the over-the-counter financial markets.
     The availability and use of these types of contracts allows us to manage and hedge our contractual commitments, reduce our exposure relative to the volatility of cash market prices, take advantage of carefully selected arbitrage opportunities via open positions, protect our investment in natural gas storage inventories and provide price risk management services to our customers. We are also able to secure additional sources of energy or create additional markets for existing supply through the use of exchange for physical transactions allowed by NYMEX. We refer to our domestic and Canadian natural gas and electricity trading activities as price risk management activities. These are reflected in the accompanying financial statements using the mark-to-market method of accounting.
     Although we generally attempt to balance our fixed-price physical and financial purchase and sales contracts in terms of contract volumes and the timing of performance and delivery obligations, net open positions often exist or are established due to the origination of new transactions and our assessment of, and response to, changing market conditions. We will occasionally create a net open position or allow a net open position to continue when we believe, based upon competitive information gained from our energy marketing activities, that future price movements will be consistent with our net open position. When we have a net open position, we are exposed to fluctuating market prices.
     In addition to price risk movements, credit risk is also inherent in our risk management activities. Our trading and marketing business is also exposed to counterparty credit risk resulting from a counterparty not fulfilling its contractual obligations. Our credit policies with regard to our counterparties attempt to minimize overall credit risk. Our credit procedures include a thorough review of potential counterparties' financial condition, collateral requirements under certain circumstances, monitoring of net exposure to each counterparty and the use of standardized agreements which allow for the netting of positive and negative exposures associated with each counterparty. Our credit policy is monitored and administered by a function independent of the trading and marketing activities.

GAS GATHERING AND PROCESSING
Aquila Gas Pipeline (AQP) gathers and processes natural gas and natural gas liquids. AQP owns and operates a 3,133 mile intrastate gas transmission and gathering network and four processing plants that extract and sell natural gas liquids.
     Key operating statistics for AQP are presented in the table below.


-----------------------------------------------------------
                 1999    1998   1997   1996    1995   1994
-----------------------------------------------------------
Natural gas
throughput
(million cubic
feet per day)     548     475    483    493     506    371
Natural gas
liquids
produced
(thousand          22      25     37     41      32     31
barrels per
day)
Pipeline miles  3,133   3,403  3,434  3,416   3,311  2,718
owned
-----------------------------------------------------------

Aquila Energy and AQP own 35% of the capital stock of Oasis Pipe Line Company (Oasis) and have 280 MMcf/d of firm intrastate transportation capacity. The 600-mile Oasis pipeline system spans the state of Texas and links Aquila's gathering systems to the Waha, Texas hub and the Katy, Texas hub.
     In 1998, AQP entered into a joint venture ownership and operation agreement with a third party in the Austin Chalk area in Texas to gather and transport the natural gas produced from specified wells. The sales contract accounted for approximately 18% of AQP's total natural gas sales in 1999.

INDEPENDENT POWER PROJECTS
Aquila Energy participates in the ownership and operation of facilities in the independent and wholesale power generation market. Consistent with the company's overall strategy to minimize risk through diversification, Aquila Energy has invested in generation facilities which are geographically diverse and use a variety of fuels and proven technologies. Additionally, each project is a producer of competitively priced wholesale power in its geographic region and has a long-term market for its output. To date, Aquila Energy has made investments in 14 projects located in five states and Jamaica, with a total net ownership of approximately 255 MW of generating capacity. A description and listing of the power projects appears on page 15 of this report.
     We anticipate further expansion or investment in the independent power projects business through a newly formed entity focused on mid-stream energy assets.

INTERNATIONAL ENERGY MERCHANT OPERATIONS
Our international energy merchant operations are managed consistently with the strategies of our domestic energy merchant business segment. We manage our international business with local management that reports separately to the company. The contribution to earnings before interest and taxes from our international energy merchant businesses was 6.6%, (2.2%), and (1.2%) of our total for the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, approximately $618.3 million of our total assets relate to our international energy merchant businesses. The following discussion briefly describes our international energy merchant businesses.

UNITED KINGDOM AND EUROPE
We have been involved in UK gas markets since these markets to competition in the early 1990's. The UK gas markets have been fully opened to competition since 1998 and all end users, including residential households, are now free to select their gas supplier. Many new retail gas suppliers have entered the market with the implementation of full competition. Our UK business developed a strong position in the supply of gas transportation/shipping and balancing services to these new entrants to the gas markets. In 1999, the process of rationalizing and consolidation of the new entrants commenced. Our contract with a major customer was terminated at the end of the third quarter when it was acquired by another firm. As a result, the end consumers indirectly served by Aquila as of December 31, 1999 was approximately 790,000, a net decrease of 210,000 indirect customers since December 31, 1998. We expect the process of market rationalization to continue. Similar deregulation and the opening to competition has been completed in the UK electricity market.
     We obtained our UK Public Electricity Supply License in 1999, and we expect to obtain approval for our data processing systems in mid-year 2000.
This is a further requirement to interface with and supply electricity to end consumers on the regulated local distribution networks. We expect the capability to provide a "dual fuel" service will counter the impact of rationalization and consolidation of retail gas and power suppliers. We commenced trading in the UK wholesale electricity market in October 1999.
     The European Union (EU) has agreed Gas and Electricity Directives which require all the member states of the EU to open their domestic gas and electricity markets to competition over a number of years. (Some member states, including United Kingdom, have already opened their markets to competition prior to the EU adopting these Directives.) Each member state is following the mandated timetable in different fashions with some countries progressing much faster than others. We have responded to these new opportunities by expanding our energy merchant activities into selected
European countries. In 1999, we opened offices in Spain, Germany and Norway.
We commenced trading in the Nordic Power market in November 1999. We anticipate business growth in these countries and throughout Europe as the process of deregulation and market opening develops.
     In June 1998, we paid $25.6 million to a third party to cancel two take-or-pay contracts and related guarantees effective April 1, 1998, that required us to take gas at significantly above-market prices until 2005. Between 1995 and 1997, we reserved $19.0 million against the estimated future losses on these contracts, resulting in a one time net settlement loss of $6.6 million.
     In July 1998, we lost a long-standing dispute with one of our previous suppliers related to a take-or-pay gas supply contract. We contended that the supplier did not make proper deliveries pursuant to the supply contract and further materially breached the contract. Accordingly, we began paying the supplier the prevailing market prices, which were lower than the contract price. The difference between the two prices accumulated to approximately
$38.0 million, an amount we had previously recorded as a liability.
     A court ruling required us to pay this $38.0 million price difference along with interest of $6.8 million that accumulated from the date the contract invoices were due. This interest payment was recorded as a one-time loss. We are appealing the court's decision and are seeking recovery of the $44.8 million.

III. SERVICES
The services segment, appearing for the first time in our 1999 financial statements, consists of our investment in Quanta Services, Inc. (Quanta). Quanta is a provider of specialized construction services to electric utilities, telecommunications and cable television companies, and governmental entities. The contribution to earnings before interest and taxes from the services business group was 3.2% of our total for the year ended December 31, 1999.
     In September 1999, we invested $186 million in Quanta Preferred Stock. The stock is convertible into 6.2 million common shares based on a strike price of $30. We received $7.6 million in management and advisory fees from Quanta during 1999, which is included, along with $5.6 million of equity earnings, in Equity in earnings of investments and partnerships in the accompanying consolidated statement of income. In addition, we have purchased approximately 5.2 million shares of Quanta Common Stock on the open market and in privately negotiated transactions bringing our equity interest to 28%. We account for this investment using the equity method.

IV.  CORPORATE & OTHER
COMPETITION

DOMESTIC UTILITY OPERATIONS. Our domestic network businesses operate in a regulated environment. Industrial and large commercial customers largely have access to energy sources so some of the competitive pricing benefits have been transferred to these customers through open access tariffs relating to transmission lines and pipelines. Without federal legislation, competition at the retail level cannot form since the rules will be different in each state. Based on our assessment of retail competition possibilities, we have now exited all domestic retail activities, until the market more fully develops.

ACCOUNTING IMPLICATIONS. We currently record the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS No.71), "Accounting for the Effect of Certain Types of Regulation". Accordingly, our rates will continue to be based on historical costs for the foreseeable future. If we discontinue applying SFAS No 71, we would make adjustments to the carrying value of our regulatory assets. Total net regulatory assets at December 31, 1999 were $96.8 million.

COMPETITION IN AUSTRALIA. The State of Victoria is deregulating its electricity market in stages. Currently, customers with yearly usage above 160 megawatt-hours (industrial and large commercial customers) can choose their retail electricity suppliers. After January 1, 2001, all customers of United Energy Limited (UEL) will be able to choose their retail electricity suppliers. A majority of UEL's gross margin comes from distribution lines charges that would not be materially affected by this customer choice.

REGULATION IN NEW ZEALAND. A concerted effort is currently under way to gain consensus for a regulatory system that is developed and administered by the utility industry. We fully support this movement.

NORTH AMERICAN ENERGY MARKETING. Our energy marketing businesses operate in a fully competitive environment that rewards participants on price, service, and execution. Our energy marketing businesses compete for customers with the largest energy companies in North America. The industry is premised on large-volume sales with relatively low margins. Companies that operate in this industry must fully understand the price sensitivity and volatility of commodities. The public became more aware of some of the risks associated with this industry when a number of companies announced sudden losses resulting from the June 1998 price spike in electricity. We expect price volatility and events like price spikes to occur and we have risk control policies in place for dealing with such events.

EUROPEAN ENERGY MARKETING. Our energy marketing business in Europe continues to build its capability to offer new products in gas, electric and other energy related areas. Trading of electricity in the United Kingdom began in October 1999, and trading in the Nordic Power Market began in November 1999. In the 1999 fourth quarter, we lost a major customer when it was bought by another firm. The resulting drop in indirect customers served in the U.K. is expected to be offset by our expansion on the European Continent.


                               OUR EXECUTIVE TEAM

               NAME                          AGE                            POSITION
               ----                          ---                            --------
RICHARD C. GREEN, JR. (RICK)                 45      CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

ROBERT K. GREEN (BOB)                        38      PRESIDENT, CHIEF OPERATING OFFICER AND DIRECTOR; CHAIRMAN,
                                                     AQUILA ENERGY CORPORATION

JAMES G. MILLER (JIM)                        51      SENIOR VICE PRESIDENT, ENERGY DELIVERY

KEITH G. STAMM                               39      CHIEF EXECUTIVE OFFICER, AQUILA ENERGY CORPORATION

EDWARD K. MILLS (ED)                         40      PRESIDENT AND CHIEF OPERATING OFFICER, AQUILA ENERGY
                                                     CORPORATION

JON R. EMPSON                                54      SENIOR VICE PRESIDENT, REGULATORY, LEGISLATIVE AND
                                                     ENVIRONMENTAL SERVICES

PETER S. LOWE                                47      SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

SALLY C. MCELWREATH                          59      SENIOR VICE PRESIDENT, CORPORATE COMMUNICATIONS

LEO E. MORTON                                54      SENIOR VICE PRESIDENT AND CHIEF ADMINISTRATIVE OFFICER

DALE J. WOLF                                 60      VICE PRESIDENT, FINANCE; TREASURER AND CORPORATE SECRETARY

           INTERNATIONAL
           -------------

DONALD G. BACON (DON)                        62      CHAIRMAN  AND CHIEF EXECUTIVE OFFICER, WEST KOOTENAY POWER
                                                     LIMITED; CHIEF EXECUTIVE OFFICER, UNITED ENERGY LIMITED

CHARLES K. DEMPSTER (CHUCK)                  57      SENIOR VICE PRESIDENT, INTERNATIONAL ENERGY INITIATIVES

ROBERT K. GREEN (BOB)                        38      CHAIRMAN, UNITED ENERGY LIMITED; CHAIRMAN, UNITEDNETWORKS
                                                     LIMITED

ROBERT W. HOLZWARTH (BOB)                    52      CHIEF EXECUTIVE OFFICER OF UTILICORP'S CANADIAN NETWORK
                                                     OPERATIONS

JEFFREY MICHNOWSKI (JEFF)                    42      MANAGING DIRECTOR, AQUILA ENERGY LIMITED

R. PAUL PERKINS (PAUL)                       57      SENIOR VICE PRESIDENT, INTERNATIONAL

DANIEL W. WARNOCK (DAN)                      41      CHIEF EXECUTIVE OFFICER, UNITEDNETWORKS LIMITED

RICHARD C. GREEN, JR. (B.S., BUSINESS - SOUTHERN METHODIST UNIVERSITY)
Rick joined our company in 1976 and held various financial and operating positions between 1976 and 1982. In 1982, Rick was appointed Executive Vice President at Missouri Public Service, the predecessor to UtiliCorp. Rick has served as Chairman of the Board of the company since 1989 and President and Chief Executive Officer for the period 1985 through 1996.

ROBERT K. GREEN (B.S., ENGINEERING, PRINCETON UNIVERSITY; J.D. LAW, VANDERBILT UNIVERSITY)
Bob joined our company in 1988 as Assistant Division Counsel and in 1989 was appointed to Division Counsel. Between 1989 and 1992, he held executive level positions at Missouri Public Service. In 1993, Bob was appointed Executive Vice President and in 1996 assumed additional duties as President. He also is the Chairman of United Energy Limited, a 34% owned foreign traded Australian company, UnitedNetworks Limited, a 78.8% owned foreign traded New Zealand company, and Aquila Energy Corporation.

JAMES G. MILLER (B.S., ELECTRICAL ENGINEERING, M.B.A., MANAGEMENT, UNIVERSITY OF WISCONSIN)
Jim joined our company in 1983 as President, Michigan Gas Utilities, a company acquired by us in 1989. In 1991, he was appointed President, WestPlains Energy and in 1995 was appointed Senior Vice President, Energy Delivery. Prior to joining UtiliCorp, he worked for Wisconsin Power and Light Company in various financial and operating capacities.

KEITH G. STAMM (B.S., MECHANICAL ENGINEERING, UNIVERSITY OF MISSOURI AT COLUMBIA; M.B.A., FINANCE EMPHASIS, ROCKURST COLLEGE.)
Keith joined our company in 1983 as a staff engineer at our Sibley Power Plant. Between 1985 and 1995, he held various operating positions. In 1995, Keith was promoted to Vice President, Energy Trading and in 1996, to Vice President and General Manager, Regulated Power. In 1997, Keith became Chief Executive Officer of United Energy Limited. In December 1999, he was named Chief Executive Officer, Aquila Energy Corporation and remains a Director of United Energy Limited.

EDWARD K. MILLS (B.A., ENGLISH, UNIVERSITY OF TEXAS; M.B.A., FINANCE, RICE UNIVERSITY) Ed joined our company in 1993 as Director of Risk Management and Trading, Aquila Energy Corporation. In 1998, Ed was appointed President and Chief Operating Officer, Aquila Energy Corporation and in July 1998, was appointed Vice President of UtiliCorp. Prior to joining our company, Ed held executive and management positions at Fina Oil and Chemical Company, Texas Commerce Bank and Springer Holding Company.

JON R. EMPSON (B.A., ECONOMICS, CARLETON COLLEGE, M.B.A., ECONOMICS, UNIVERSITY OF NEBRASKA AT OMAHA)
Jon joined our company in 1986 as Vice President, Regulation, Finance and Administration. In 1993, he was appointed Senior Vice President, Gas Supply and Regulatory Services and in 1996 he was appointed Senior Vice President, Regulatory, Legislative and Environmental Services. Prior to joining
UtiliCorp, Jon worked for a predecessor company in various executive and management positions for 7 years, held executive management positions at the Omaha Chamber of Commerce and Omaha Economic Development Council and worked as an economist with the Department of Housing and Urban Development.

PETER S. LOWE (BACHELOR OF COMMERCE DEGREE AND MASTER OF BUSINESS DEGREE, UNIVERSITY OF MELBOURNE)
Peter joined our company in June of 1999 as Vice President, Financial Management and Accounting Services. In January 2000, he was named Senior Vice President and Chief Financial Officer. Prior to joining our company, Peter was Chief Financial Officer/Group Manager of Business Services for United Energy Limited, a 34% owned foreign traded Australian Company. He has also served in a number of managerial and executive positions with Foster's Brewing Group Limited.

SALLY C. MCELWREATH (B.A., SOCIAL SCIENCES; M.B.A., PUBLIC RELATIONS, PACE UNIVERSITY)
Sally joined our company in 1994 as Senior Vice President, Corporate Communications. Previously, she was Vice President, Corporate Communications for MacMillan Inc. and for The Travel Channel; Director of Marketing Communications for Trans World Airways and Manager of Corporate
Communications for United Airlines beginning in 1971. Prior to 1971, she held various positions with ARCO and Sinclair Oil Corporation.

LEO E. MORTON (B.S., MECHANICAL ENGINEERING, TUSKEGEE UNIVERSITY; M.S. MANAGEMENT, MASSACHUSETTS INSTITUTE OF TECHNOLOGY) Leo joined our company in 1994 as Vice President, Performance Management. In 1996, he was appointed Senior Vice President, Human Resources and Operations Support and in March 2000, he was named Senior Vice President and Chief Administrative Officer of the company. Prior to working for us, Leo held executive and management positions in manufacturing and engineering for AT&T and Bell Laboritories beginning in 1973.

DALE J. WOLF (B.S., BUSINESS ADMINISTRATION, FORT HAYS STATE UNIVERSITY; M.B.A., FINANCE, UNIVERSITY OF MISSOURI)
Dale joined our company in 1962 as a staff accountant at Missouri Public Service. Between 1962 and 1972, he held various accounting and finance positions. In 1972, he was appointed Assistant Treasurer and in 1976, Treasurer. In 1984, he was promoted to Vice President and Treasurer for Missouri Public Service. When UtiliCorp was formed in 1985, Dale became its Vice President, Finance and Treasurer. In 1989, he also assumed the Corporate Secretary responsibilities.

DONALD G. BACON (B.S., CIVIL ENGINEERING, UNIVERSITY OF ALBERTA)
Don joined our company in 1993 as Chairman and Chief Executive Officer of West Kootenay Power. In 1997, he became Power New Zealand's Chief Executive Officer in addition to his responsibilities in Canada. In December 1999, Don was appointed Chief Executive Officer of United Energy Limited in Australia. Prior to Don's employment with us, he was Vice President, TransAlta Utilities Corporation in Canada.

CHARLES K. DEMPSTER (B.S., CIVIL ENGINEERING, UNIVERSITY OF HOUSTON)
Chuck joined our company in 1993 as President of Aquila Energy Corporation. In 1994, he was appointed Senior Vice President, Energy Resources. In 1995, Chuck became Chairman and Chief Executive Officer of Aquila Energy U.K., Inc. and in 1998, became Senior Vice President of our company and Chairman and Chief Executive Officer, Aquila Energy Corporation. Prior to joining us, Chuck was President, Reliance Pipeline Corporation between 1987 and 1993. Prior to 1987, Chuck held executive positions at NICOR and Enron.

JEFFREY MICHNOWSKI (B.S., BUSINESS ADMINISTRATION, RUTGERS COLLEGE; M.B.A., BARUCH COLLEGE)
Jeff joined our company in 1991 working in Aquila's Energy's U.S. Operations. While at Aquila, he held the positions of Risk Manager and Director and Vice President of Price-Risk Management. In 1998, Jeff was named Managing Director of Aquila Energy Limited, a London-based subsidiary of the company.

ROBERT W. HOLZWARTH (B.S., TECHNICAL MANAGEMENT, DENVER TECHNICAL COLLEGE) Bob joined our company in 1993 as Vice President-Generation and Director-Power Production. In 1997, he was named Vice President and General Manager of Power Supply Services and in March 2000, Chief Executive Officer of our Canadian Network Operations. Prior to joining our company, Bob was general manager of power and water with the Ralph M. Parsons Company on assignment in Saudi Arabia.

R. PAUL PERKINS (B.A., INTERNATIONAL RELATIONS, UNIVERSITY OF NORTH CAROLINA) Paul joined our company in 1994 as Vice President, Corporate Development. Paul's primary focus in Corporate Development was in international opportunities. In 1997, Paul was appointed Senior Vice President, Australasia. In June 1999, he was named Senior Vice President, International. Prior to joining UtiliCorp, he was a regional manager for WMX Technologies between 1992 and 1994 focusing on Latin America and the Caribbean. He worked for Texaco Inc. as a Division Manager, Supply and Trading for Latin America and West Africa between 1990 and 1992. Paul worked for Texaco between 1978 and 1990 in other international capacities.

DANIEL W. WARNOCK (B.A., BUSINESS ADMINISTRATION, UNIVERSITY OF NEBRASKA AT
OMAHA)
Dan joined our company in 1988 as Manager of Regulatory Affairs at our Peoples Natural Gas Division. He then served as Senior Vice President of our Energy Supply Services in Omaha, Nebraska. In January 2000, Dan was named Chief Executive Officer at UnitedNetworks Limited, a 78.8% owned foreign traded New Zealand Company. UnitedNetworks Limited is New Zealand's largest electric distribution company.

ITEM 2. PROPERTIES.

We own electric production, transmission and distribution systems and gas transmission and distribution systems throughout our service territories. We also own gas gathering, processing and pipeline systems. All network assets in Michigan are mortgaged pursuant to an Indenture of Mortgage and Deed of Trust dated July 1, 1951, as supplemented. Substantially all of our Canadian network plant is mortgaged under terms of a separate indenture.

UTILITY FACILITIES
Our electric generation plants, as of December 31, 1999, are as follows:

                                                                                                                 NET
                                                                           UNIT CAPABILITY                    GENERATION
           UNIT                    LOCATION           YEAR INSTALLED     (KW NET, PER HOUR)          FUEL     (MW HOURS)
----------------------------------------------------------------------------------------------------------------------------
UNITED STATES-
MISSOURI:
     Sibley #1 - #3             Sibley                   1960, 1962,1969           501,000               Coal     3,037,715
     Ralph Green #3             Pleasant Hill                  1981                 74,000                Gas        35,439
     Nevada                     Nevada                         1974                 20,000                Oil         1,480
     Greenwood #1 - #4          Greenwood                  1975 - 1979             247,000            Gas/Oil       142,507
     KCI #1 - #2                Kansas City                    1970                 33,000                Gas         3,683
----------------------------------------------------------------------------------------------------------------------------
KANSAS:
     Judson Large #4            Dodge City                     1969                143,000                Gas       438,538
     Arthur Mullergren #3       Great Bend                     1963                 96,000                Gas       198,142
     Cimarron River #1 - #2     Liberal                     1963, 1967              72,000                Gas        85,006
     Clifton #1 - #2            Clifton                        1974                 73,000            Gas/Oil        33,802
     Jeffrey #1 - #3            St. Mary's               1978, 1980, 1983          177,000               Coal     2,333,784
----------------------------------------------------------------------------------------------------------------------------
COLORADO:
     W.N. Clark #1 - #2         Canon City                  1955, 1959              40,000               Coal       228,421
     Pueblo #6                  Pueblo                         1949                 20,000                Gas        14,203
     Diesel #1-#5               Pueblo                         1964                 10,000                Oil         1,197
     Diesel #1-#5               Rocky Ford                     1964                 10,000                Oil           907
----------------------------------------------------------------------------------------------------------------------------
CANADA-
BRITISH COLUMBIA:
     No. 1                      Lower Bonnington               1925                 41,000              Hydro       332,084
     No. 2                      Upper Bonnington               1907                 59,000              Hydro       435,827
     No. 3                      South Slocan                   1928                 53,000              Hydro       426,633
     No. 4                      Corra Linn                     1932                 51,000              Hydro       344,679
----------------------------------------------------------------------------------------------------------------------------
           TOTAL                                                                 1,720,000                        8,032,047
============================================================================================================================

         The following table shows the overall fuel mix and generation capability for the past five years.


             SOURCE (MW)                1999         1998          1997         1996          1995
----------------------------------------------------------------------------------------------------
Coal                                       895          888           883          885           875
Gas and oil                                802          792           786          784           705
Hydro                                      205          205           205          205           205
----------------------------------------------------------------------------------------------------
     Total generation capability         1,902        1,885         1,874        1,874         1,785
====================================================================================================












At December 31, 1999, we had transmission and distribution lines as follows:


                                            LENGTH
DESCRIPTION                              (POLE MILES)
-----------------------------------------------------
Transmission lines                              6,209
Overhead distribution lines                    19,410
Underground distribution lines                  4,367
-----------------------------------------------------
TOTAL                                          29,986
=====================================================

At December 31, 1999, our gas utility operations had 2,170 miles of gas gathering and transmission pipelines and 17,978 miles of distribution mains and service lines located throughout its service territories.

GAS PROCESSING AND GATHERING ASSETS
AQP owned and/or operated 11 active natural gas pipeline systems with an aggregate length of approximately 3,133 miles. These pipelines do not form an interconnected system. Set forth below is information with respect to AQP's pipeline systems as of December 31, 1999:

                                                                                   GAS             AVG. DAILY
                                                                                THROUGHPUT             GAS
                                                                                 CAPACITY          THROUGHPUT
                                                              MILES OF            (a)(b)            (a)(b)(c)
GATHERING SYSTEMS                            LOCATION       PIPELINE (a)         (MMcf/d)           (MMcf/d)
-------------------------------------------------------------------------------------------------------------
Southeast Texas/Katy                     SE Texas                2,398                732                 506
Mentone                                  W. Texas                   13                 60                  --
Gomez                                    W. Texas                   11                 40                  --
Menard County                            C. Texas                  120                 30                   2
Maverick County                          W. Texas                   77                 20                  15
Rhoda Walker                             W. Texas                   21                 20                   1
Panola County                            E. Texas                   23                  8                   2
Elk City                                 SW Oklahoma               173                120                  70
Mooreland (d)                            NW Oklahoma                --                 --                  --
Traders Creek (e)                        NW Oklahoma                28                 20                  10
Dorado - 40%                             S. Texas                   58                 40                   6
Benedum/Wilshire - 20%                   W. Texas                  211                130                  20
--------------------------------------------------------------------------------------------------------------
                                                                 3,133              1,220                 632
Fuel and Shrinkage                                                  --                 --                 (89)
-------------------------------------------------------------------------------------------------------------
TOTAL                                                            3,133              1,220                 543
=============================================================================================================

a) ALL MILEAGE, CAPACITY AND VOLUME INFORMATION IS APPROXIMATE. CAPACITY FIGURES ARE MANAGEMENT'S ESTIMATES BASED ON EXISTING FACILITIES WITHOUT REGARD TO THE PRESENT AVAILABILITY OF NATURAL GAS.
b) GROSS GAS THROUGHPUT CAPACITY IS INCLUDED AT 100% WHILE NET AVERAGE GAS THROUGHPUT IS PRESENTED AT THE OUR PRESENT JOINT VENTURE OWNERSHIP INTEREST.
c) EXCLUDES OFF-SYSTEM MARKETING SALES WITH AVERAGE DAILY VOLUMES OF 776 Mmcf/d SOLD FROM OTHER COMPANIES' FACILITIES.
d)   IN JULY 1999, AQUILA GAS SYSTEM SOLD THE ASSETS IN ITS MOORELAND SYSTEM.
e) IN APRIL 1999, ASSETS WERE TRANSFERRED FROM AQUILA GAS SYSTEM TO FORM TRADERS CREEK PIPELINE.

At December 31, 1999, we owned 35% of the capital stock of Oasis and the right to transport 280 MMcf/d of natural gas on Oasis' pipeline, plus the opportunity to utilize excess capacity on an interruptible basis. The Oasis pipeline is a 600-mile, 36-inch diameter natural gas pipeline which connects the Waha, Texas hub to the Katy, Texas hub. The Oasis pipeline has a 1 Bcf/d of throughput capacity. We use the equity method of accounting for this investment.

At December 31, 1998, AQP owned and/or operated an interest in four natural gas processing plants listed. Set forth below is information with respect to AQP's processing plants as of December 31, 1999:

                                                                  GAS               GAS               NGLS
                                                              THROUGHPUT        THROUGHPUT         PRODUCTION
                                                              CAPACITY(a)        (a), (b)           (a), (b)
PROCESSING PLANTS                                              (MMcf/d)          (MMcf/d)         (MBbls/d)(c)
----------------------------------------------------------------------------------------------------------------
La Grange, Texas                                                        230               144               17.3
Somerville, Texas                                                        28                18                 .3
Benedum, Texas 20%                                                      125                20                 .9
Elk City, Oklahoma                                                      115                70                3.7
----------------------------------------------------------------------------------------------------------------
Total owned plants                                                      498               252               22.2
Katy, Texas (d)(e)                                                       --               196                 --
----------------------------------------------------------------------------------------------------------------
TOTAL                                                                   498               448               22.2
================================================================================================================

a) ALL CAPACITY AND VOLUME INFORMATION IS APPROXIMATE. CAPACITY FIGURES ARE MANAGEMENT'S ESTIMATES BASED ON EXISTING FACILITIES WITHOUT REGARD TO THE PRESENT AVAILABILITY OF NATURAL GAS.
b) VOLUMES FROM JOINT VENTURES HAVE BEEN INCLUDED AT THE PRESENT AQP OWNERSHIP INTEREST.
c)   THOUSANDS OF BARRELS PER DAY (MBbls/d).
d) THIS PLANT IS OWNED AND OPERATED BY A THIRD PARTY FORM WHICH AQP RECEIVES A PORTION OF THE NGL'S PRODUCED FROM GAS AQP DELIVERS TO THE PLANT. THIS PLANT IS INCLUDED IN THIS SECTION FOR INFORMATIONAL PURPOSES TO SHOW THE GAS THROUGHPUT AND NGL'S PRODUCTION AQP RECEIVED UTILIZING THE ACCESS TO THIS PLANT.
e) IN 1999, AQP ELECTED TO BYPASS THE KATY, TEXAS PLANT AND RECEIVE PAYMENT IN BTU VALUE DUE TO THE DEPRESSED NGL'S COMMODITY PRICES.

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


                                             TYPE OF       PERCENT     CAPACITY
          PROJECT & LOCATION               INVESTMENT       OWNED      (MW)(a)        FUEL       DATE IN SERVICE
------------------------------------------------------------------------------------------------------------------
Mega Renewable G.P., 4 projects in           General        49.75%      12.2          Hydro       Spring 1987(b)
California                                 partnership

Topsham Hydro Partners, Maine            Leveraged lease    50.00       13.9          Hydro        October 1987

Stockton CoGen Company, California           General        50.00       60.0          Coal        March 1988(c)
                                           partnership

BAF Energy L.P., California                  Limited        23.10      120.0       Natural Gas       May 1989
                                           partnership

Rumford Cogeneration Company L.P.,           Limited        24.30       85.0        Coal and         May 1990
Maine                                      partnership                             waste wood

Koma Kulshan Associates, Washington          Limited        49.75       13.7          Hydro        October 1990
                                           partnership

Badger Creek Limited, California             Limited        49.75       50.0       Natural Gas      April 1991
                                           partnership

Live Oak Limited, California                 Limited        50.00       50.0       Natural Gas    April 1992(d)
                                           partnership

Lockport Energy Associates, L.P.,
New York                                     Limited        16.58      180.0      Natural Gas    December 1992
                                           partnership

Orlando Cogen Limited, L.P., Florida         Limited        50.00       125.7      Natural Gas    September 1993
                                           partnership

Jamaica Private Power Company, Jamaica       Limited        24.09       60.0         Diesel        January 1997
                                        liability Company
------------------------------------------------------------------------------------------------------------------

a)       NOMINAL GROSS CAPACITY.
b)       INTEREST ACQUIRED IN JUNE 1989.
c)       INTEREST ACQUIRED IN DECEMBER 1988.
d)       INTEREST SOLD IN JANUARY 2000.

ITEM 3. LEGAL PROCEEDINGS
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
There were no matters submitted to a vote of security holders in the fourth quarter of 1999.

PART 2
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The company's common stock (par $1) is listed on the New York, Pacific and Toronto stock exchanges under the symbol UCU. At December 31, 1999, the company had 40,317 common shareholders of record. Information relating to market prices of common stock and cash dividends on common stock is set forth in the table below.

                                                   MARKET PRICE
                                                                                          CASH
                                                  HIGH (a)         LOW (a)           DIVIDENDS (a)
----------------------------------------------------------------------------------------------------------
                1999 QUARTERS
First                                              $23.58          $22.44                 $.30
Second                                             $25.13          $22.63                 $.30
Third                                              $24.56          $21.00                 $.30
Fourth                                             $22.00          $19.00                 $.30
                1998 QUARTERS
First                                              $26.29          $23.33                 $.30
Second                                             $26.33          $23.21                 $.30
Third                                              $26.25          $22.63                 $.30
Fourth                                             $24.46          $22.87                 $.30
==========================================================================================================

ITEM 6. SELECTED FINANCIAL DATA.


In millions (except per share)                                   1999        1998       1997       1996        1995
------------------------------------------------------------------------------------------------------------------------


Sales                                                           $18,621.5   $12,563.4  $8,926.3    $4,332.3    $2,792.6
Gross Profit                                                      1,156.8       967.4     954.3       912.0       906.5
Net income                                                          160.5       132.2     122.1       105.8        79.8
Earnings available for common shares                                160.5       132.2     121.8       103.7        77.7
Basic earnings per common share                                      1.75        1.65      1.51        1.46        1.15
Diluted earnings per common share                                    1.75        1.63      1.51        1.46        1.14
Cash dividends per common share                                      1.20        1.20      1.17        1.17        1.15
Total assets                                                      7,538.6     6,130.9   5,113.5     4,739.8     3,885.9
Short-term debt (including current maturities)                      291.7       484.4     263.4       277.7       303.7
Long-term debt                                                    2,202.3     1,376.6   1,358.6     1,470.7     1,355.4
Company-obligated mandatorily redeemable preferred
securities of a partnership                                         100.0       100.0     100.0       100.0       100.0
Company obligated mandatorily redeemable security of
trust holding solely parent company senior deferred notes           250.0          --        --          --          --
Preference and preferred stock                                         --          --        --        25.0        25.4
Common shareholders' equity                                       1,525.4     1,446.3   1,163.6     1,158.0       946.3
------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
         The information required by this item is incorporated by reference to pages 25 through 37 in the company's 1999 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         The information required by this item is incorporated by reference to pages 33 and 34 in the company's 1999 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         The information required by this item is incorporated by reference to pages 38 through 58 of the company's 1999 Annual Report to Shareholders.

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

PART 4
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K. The following documents are filed as part of this report:

(a)(1)  FINANCIAL STATEMENTS:


                                                                                                         PAGE NO.
                                                                                                         --------
Consolidated Statements of Income for the three years ended December 31, 1999..........................      *
Consolidated Balance Sheets at December 31, 1999 and 1998..............................................      *
Consolidated Statements of Common Shareholders' Equity for the three years ended December 31,1999......      *
Consolidated Statements of Comprehensive Income for the three years ended December 31, 1999............      *
Consolidated Statements of Cash Flows for the three years ended December 31, 1999......................      *
Notes to Consolidated Financial Statements.............................................................      *
Report of Independent Public Accountants...............................................................      *

* Incorporated by reference to pages 38 through 58 of the company's 1999 Annual Report to Shareholders.


(a)(2)  FINANCIAL STATEMENT SCHEDULE


Report of Independent Accountants on Financial Statement Schedule II..................................      19
Valuation and Qualifying Accounts for the years 1999, 1998 and 1997...................................      20

       All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)  LIST OF EXHIBITS *

(a) The following exhibits relate to a management contract or compensatory plan or arrangement:


        10(a)(1)           UtiliCorp United Inc. Deferred Income Plan.
        10(a)(2)           UtiliCorp United Inc. Amended and Restated, 1986 Stock Incentive Plan.
        10(a)(3)           UtiliCorp United Inc. Amended and Restated, Annual and Long-Term Incentive Plan.
        10(a)(4)           UtiliCorp United Inc. 1990 Non-Employee Director Stock Plan, including all amendments.
        10(a)(5)           Severance Compensation Agreement.
        10(a)(6)           Executive Severance Payment Agreement.
        10(a)(7)           Split Dollar Agreement.
        10(a)(8)           Supplemental Retirement Agreement.
        10(a)(9)           UtiliCorp United Inc. Life Insurance Program for Officers.
        10(a)(10)          Summary of Terms and Conditions of Employment of Charles K. Dempster.
        10(a)(11)          Supplemental Executive Retirement Plan, Amended and Restated, including all amendments.
        10(a)(12)          Employment Agreement for Richard C. Green, Jr.
        10(a)(13)          Employment Agreement for Robert K. Green.
        10(a)(14)          Capital Accumulation Plan, including all amendments.
        10(a)(15)          Supplemental Contributory Retirement Plan, including all amendments.

* Incorporated by reference to the Index to Exhibits.


REPORTS ON FORM 8-K
(B) REPORTS ON FORM 8-K FOR THE QUARTER ENDED DECEMBER 31, 1999, WERE PREVIOUSLY REPORTED IN OUR FORM 10-Q FOR THE QUARTER ENDING SEPTEMBER 30, 1999.

                            REPORT OF INDEPENDENT ACCOUNTANTS ON
                                FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Shareholders of UtiliCorp United Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements for 1999, 1998, and 1997 described on page 58 of UtiliCorp United Inc.'s Annual Report to Shareholders, which is incorporated by reference in this Form 10-K, and have issued our report thereon dated February 1, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The Financial Statement Schedule listed in Item 14(a)2 is the responsibility of the company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Kansas City, Missouri
February 1, 2000

                           UTILICORP UNITED INC.
               SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS


                FOR THE THREE YEARS ENDED DECEMBER 31, 1999
                              (IN MILLIONS)


           COLUMN A                 COLUMN B          COLUMN C             COLUMN D               COLUMN E
----------------------------------------------------------------------------------------------------------------------------------
                                                                      ADDITIONS/DEDUCTIONS
                                                     ADDITIONS        FROM RESERVES
                                BEGINNING BALANCE    CHARGED TO       FOR PURPOSES             ENDING BALANCE AT
DESCRIPTION                     AT JANUARY 1         EXPENSE          FOR WHICH CREATED        DECEMBER 31
----------------------------------------------------------------------------------------------------------------------------------
PRICE RISK MANAGEMENT:
Credit and Service Reserves:
1999                                   $52.5            $ --                $21.2                  $31.3
1998                                   $60.4            $ --                $ 7.9                  $52.5
1997                                   $57.2            $3.2                $ --                   $60.4

Reserve for United Kingdom gas
contracts:
1999                                   $ --             $ --                $ --                  $ --
1998                                   $19.0            $6.6                $25.6                 $ --
1997                                   $14.0            $5.0                $ --                  $19.0

ALLOWANCE FOR
DOUBTFUL ACCOUNTS:

1999                                  $14.9             $26.5               $(6.3)                $35.1
1998                                  $ 9.8             $ 7.8               $(2.7)                $14.9
1997                                  $ 8.9             $ 7.3               $(6.4)                $ 9.8


OTHER RESERVES:

1999                                  $25.8             $ --                $(3.1)                $22.7
1998                                  $23.3             $ --                $ 2.5                 $25.8
1997                                  $16.7             $ --                $ 6.6                 $23.3

                                               UTILICORP UNITED INC.
                                                 INDEX TO EXHIBITS


    EXHIBIT NUMBER                                              DESCRIPTION
----------------------------------------------------------------------------------------------------------------------------------
      *3(a)(1)       Certificate of Incorporation of the Company. (Exhibit 3(a)(1) to the Company's Annual Report on Form 10-K for
                     the year ended December 31, 1991.)
      *3(a)(2)       Certificate of Amendment to Certificate of Incorporation of the Company. (Exhibit 4(a)(1) to Registration
                     Statement No. 33-16990 filed September 3, 1987.)
       3(a)(3)       Certificate of Designation to Certificate of Incorporation of the Company, dated December 28, 1988.
       3(a)(4)       Certificate of Designation to Certificate of Incorporation of the Company, dated February 19, 1992.
      *3(a)(5)       Certificate of Amendment to Certificate of Incorporation of the Company (Exhibit 4(a)(5) to the Company's
                     Registration Statement No. 33-50260, filed July 31, 1992.)
       3(a)(6)       Certificate of Designation to Certificate of Incorporation of the Company, dated December 30, 1996.
      *3(a)(7)       Certificate of Amendment to Certificate of Incorporation of
                     the Company (Exhibit 3.2 to the Company's Quarterly Report
                     on Form 10-Q for the period ended June 30, 1998.)
      *3(b)          By-laws of the Company as amended. (Exhibit 3.1 on Form 10-Q for the quarter ended June 30, 1998.)
      *4(a)(1)       Indenture, dated as of November 1, 1990, between the Company and The First National Bank of Chicago, Trustee.
                     (Exhibit 4(a) to the Company's Current Report on Form 8-K, dated November 30, 1990.)
      *4(a)(2)       First Supplemental Indenture, dated as of November 27, 1990. (Exhibit 4(b) to the Company's Current Report on
                     Form 8-K, dated November 30, 1990.)
      *4(a)(3)       Second Supplemental Indenture, dated as of November 15,
                     1991. (Exhibit 4(a) to UtiliCorp United Inc.'s Current
                     Report on Form 8-K dated December 19, 1991.)
      *4(a)(4)       Third Supplemental Indenture, dated as of January 15, 1992. (Exhibit 4(c)(4) to the Company's Annual Report on
                     Form 10-K for the year ended December 31, 1991.)
      *4(a)(5)       Fourth Supplemental Indenture, dated as of February 24, 1993. (Exhibit 4(c)(5) to the Company's Annual Report
                     on Form 10-K for the year ended December 31, 1992.)
      *4(a)(6)       Fifth Supplemental Indenture, dated as of April 1, 1993. (Exhibit 4(c)(6) to the Company's Annual Report on
                     Form 10-K for the year ended December 31, 1993.)
      *4(a)(7)       Sixth Supplemental Indenture, dated as of November 1, 1994. (Exhibit 4(d)(7) to the Company's Registration
                     Statement on Form S-3 No. 33-57167, filed January 4, 1995.)
      *4(a)(8)       Seventh Supplemental Indenture, dated as of June 1, 1995. (Exhibit 4 to the Company's Form 10-Q for the period ended June 30, 1995.)
      *4(a)(9)       Eighth Supplemental Indenture, dated as of October 1, 1996
                     (Exhibit 4(b)(9) to the Company's Annual Report on Form
                     10-K for the year ended December 31, 1996).
      *4(a)(10)      Ninth Supplemental Indenture, dated as of September 1, 1997 (Exhibit 4 to the Company's quarterly report on
                     Form 10-Q for the period ended September 30, 1997).
      *4(a)(11)      Tenth Supplemental Indenture, dated as March 31, 1999 (Exhibit 4(c)(11) to the Company's Registration
                     Statement on Form S-4 No. 333-83979, filed July 29, 1999.)
      *4(a)(12)      Eleventh Supplemental Indenture, dated as of July 20, 1999 (Exhibit 4(c)(12) to the Company's Registration
                     Statement on Form S-4 No. 333-83979, filed July 29, 1999.)
      *4(a)(13)      Twelfth Supplemental Indenture, dated as of September 29,
                     1999 (Exhibit 4(d)(14) to the Company's Form 8-K filed
                     October 6, 1999.)
       4(a)(14)      Thirteenth Supplemental Indenture, dated as of November 16, 1999.
        *4(b)        Twentieth Supplemental Indenture, dated as of May 26, 1989, Supplement to Indenture of Mortgage and Deed of
                     Trust, dated July 1, 1951. (Exhibit 4(d) to Registration Statement No. 33-45382, filed January 30, 1992.)
      *4(c)(1)       Indenture, dated as of June 1, 1995, Junior Subordinated
                     Debentures. (Exhibit 4(d)(1) to the Company's Annual Report
                     on Form 10-K for the year ended December 31, 1995.)
      *4(c)(2)       First Supplemental Indenture, dated as of June 1, 1995, Supplement to Indenture dated June 1, 1995.
                     (Exhibit 4(d)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.) Long-term debt instruments of the Company in amounts not exceeding 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis will be furnished to the Commission upon request.
      *4(d)          Form of Rights Agreement between UtiliCorp United Inc. and First Chicago Trust Company of New York, as Rights
                     Agent. (Exhibit 4 to the Company's Form 10-Q for the period ended September 30, 1996.)
     *10(a)(1)       UtiliCorp United Inc. Deferred Income Plan. (Exhibit 10(a)(2) to the Company's Annual Report on Form 10-K for
                     the year ended December 31, 1991.)
      10(a)(2)       UtiliCorp United Inc. Amended and Restated 1986 Stock Incentive Plan.
      10(a)(3)       UtiliCorp United Inc. Amended and Restated Annual and Long-Term Incentive Plan.


    EXHIBIT NUMBER                                              DESCRIPTION
    --------------                                              -----------
      10(a)(4)       UtiliCorp United Inc. 1990 Non-Employee Director Stock Plan, including all amendments.
     *10(a)(5)       Form of Severance Compensation Agreement between UtiliCorp United Inc., and certain Executives of the Company.
                     (Exhibit 10 (a)(7) to the Company's Annual Report on Form
                     10-K for the year ended December 31, 1995.)
     *10(a)(6)       Executive Severance Payment Agreement (Exhibit 10 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1993.)
     *10(a)(7)       Split Dollar Agreement dated as of June 12, 1985, between the Company and James G. Miller.
                     (Exhibit 10(a)(10) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)
     *10(a)(8)       Supplemental Retirement Agreement dated as of January 27, 1983, between the Company and James G. Miller.
                     (Exhibit 10(a)(11) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)
     *10(a)(9)       UtiliCorp United Inc. Life Insurance Program for Officers. (Exhibit 10 (a)(13) to the Company's Annual Report
                     on Form 10-K for the year ended December 31, 1995.)
     *10(a)(10)      Summary of Terms and Conditions of Employment of Charles K. Dempster. (Exhibit 10 to the Company's quarterly report on Form 10-Q for the period ended March 31, 1996.)
      10(a)(11)      Supplemental Executive Retirement Plan, Amended and Restated, including all amendments.
     *10(a)(12)      Employment Agreement for Richard C. Green, Jr. (Exhibit 10.4 on Form 10-Q for the quarter ended June 30, 1998.)
     *10(a)(13)      Employment Agreement for Robert K. Green (Exhibit 10.5 on Form 10-Q for the quarter ended June 30, 1998.)
     10(a)(14)       Capital Accumulation Plan, including all amendments.
     10(a)(15)       Supplemental Contributory Retirement Plan, including all amendments.
         13          Annual Report to Shareholders for the year ended December 31, 1999
         21          Subsidiaries of the Company.
         23          Consent of Arthur Andersen LLP.
         27          Financial Data Schedule.

*Exhibits marked with an asterisk are incorporated by reference as indicated pursuant to Rule 12(b)-23.

                                     SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

UTILICORP UNITED INC.


  BY:     /s/ RICHARD C. GREEN, JR.      CHAIRMAN OF THE BOARD OF DIRECTORS AND
          -------------------------      CHIEF EXECUTIVE OFFICER
            RICHARD C. GREEN, JR.
        DATE: MARCH 24, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  BY:    /s/ RICHARD C. GREEN, JR.
       ---------------------------
             RICHARD C. GREEN, JR.       CHAIRMAN OF THE BOARD OF DIRECTORS AND
       DATE: MARCH 24, 2000              CHIEF EXECUTIVE OFFICER


          /s/ ROBERT K. GREEN
       ---------------------------
  BY:         ROBERT K. GREEN            PRESIDENT, CHIEF OPERATING OFFICER AND DIRECTOR;
       DATE: MARCH 24, 2000              CHAIRMAN, AQUILA ENERGY


           /s/ PETER S. LOWE
       ---------------------------
  BY:          PETER S. LOWE             SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
       DATE: MARCH 24, 2000


           /s/ JOHN R. BAKER
       ---------------------------
  BY:          JOHN R. BAKER             DIRECTOR
       DATE: MARCH 24, 2000


            /s/ AVIS G. TUCKER
       ---------------------------
  BY:          AVIS G. TUCKER            DIRECTOR
       DATE: MARCH 24, 2000


         /s/ ROBERT F. JACKSON
       ---------------------------
  BY:        ROBERT F. JACKSON           DIRECTOR
       DATE: MARCH 24, 2000


          /s/ L. PATTON KLINE
       ---------------------------
  BY:         L. PATTON KLINE            DIRECTOR
       DATE: MARCH 24, 2000


            /s/ HERMAN CAIN
       ---------------------------
  BY:           HERMAN CAIN              DIRECTOR
       DATE: MARCH 24, 2000


        /s/ IRVINE O. HOCKADAY, JR.
       ---------------------------
  BY:     IRVINE O. HOCKADAY, JR.        DIRECTOR
       DATE: MARCH 24, 2000


         /s/ DR. STANLEY O. IKENBERRY
       ---------------------------
  BY:        DR. STANLEY O. IKENBERRY    DIRECTOR

       DATE: MARCH 24, 2000

       /s/ DR. SHIRLEY ANN JACKSON
       ---------------------------
  BY:      DR. SHIRLEY ANN JACKSON       DIRECTOR
            DATE: MARCH 24, 2000


          /s/ RONALD T. LEMAY
       ---------------------------
  BY:         RONALD T. LEMAY            DIRECTOR
            DATE: MARCH 24, 2000
