Form 10-Q
period 2000-03-31
UTILICORP UNITED INC
filed 2000-05-15
CIK 66960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No ___
                                              ----


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


Class                                              Outstanding at May 10, 2000
-----
Common Stock, $1 par value                                  93,608,536

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Information regarding the consolidated condensed financial statements is set forth on pages 3 through 11.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations can be found on pages 12 through 17.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures regarding market risk can be found on page 8.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.  OTHER INFORMATION

For a discussion with regard to an environmental matter, see page 10.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits and reports on form 8-K can be found on page 18.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              UTILICORP UNITED INC.
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME--UNAUDITED

                                                                                 Three Months Ended
                                                                                      March 31,
-------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                                            2000              1999
-------------------------------------------------------------------------------------------------------------
Sales                                                                         $4,749.7          $3,801.0
Cost of sales                                                                  4,431.8           3,518.1
-------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                     317.9             282.9
-------------------------------------------------------------------------------------------------------------
Operating, administrative and maintenance expense                                161.2             136.4
Depreciation expense                                                              52.7              44.5
OTHER (INCOME) EXPENSE:
Equity in earnings of investments and partnerships                               (22.6)            (11.9)
Other                                                                             (5.5)              2.3
-------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INTEREST AND TAXES                                               132.1             111.6
-------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest expense                                                                  43.4              34.5
Minority interest in income of partnership and trust                               8.3               2.2
-------------------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                                            51.7              36.7
-------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                                                      80.4              74.9
Income taxes                                                                      26.0              23.0
-------------------------------------------------------------------------------------------------------------
NET INCOME                                                                    $   54.4          $   51.9
-------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE:
    Basic                                                                     $    .59          $    .57
    Diluted                                                                   $    .59          $    .57
=============================================================================================================
DIVIDENDS PER COMMON SHARE                                                    $    .30          $    .30
=============================================================================================================

See accompanying notes to consolidated condensed financial statements.

                              UTILICORP UNITED INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                              March 31,        December 31,
DOLLARS IN MILLIONS                                                              2000              1999
---------------------------------------------------------------------------------------------------------------
                                                                             (unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                 $  224.8           $  224.9
     Funds on deposit                                                              32.4               47.3
     Accounts receivable, net                                                   1,485.9            1,446.5
     Inventories and supplies                                                     138.1              266.0
     Price risk management assets                                                 243.6              198.2
     Prepayments and other                                                        137.0               89.3
---------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                            2,261.8            2,272.2
---------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net                                              3,532.7            3,665.1
Investments in subsidiaries and partnerships                                    1,116.3            1,063.9
Price risk management assets                                                      247.2              206.5
Merchant notes receivable                                                         200.5              179.3
Deferred charges                                                                  136.2              151.6
---------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                   $7,494.7           $7,538.6
===============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
     Current maturities of long-term debt                                    $    140.1          $    42.8
     Short-term debt                                                              117.5              248.9
     Accounts payable                                                           1,649.8            1,713.1
     Accrued liabilities                                                           86.3               59.2
     Price risk management liabilities                                            213.0              181.7
     Other                                                                         80.3               99.0
---------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                       2,287.0            2,344.7
---------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
     Long-term debt, net                                                        2,170.3            2,202.3
     Deferred income taxes and credits                                            446.3              434.2
     Price risk management liabilities                                            554.5              520.7
     Minority interest                                                             74.4               76.8
     Other deferred credits                                                       133.6               84.5
---------------------------------------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                                     3,379.1            3,318.5
---------------------------------------------------------------------------------------------------------------

Company-obligated mandatorily redeemable preferred securities of
     partnership                                                                  100.0              100.0
Company-obligated mandatorily redeemable security of trust holding
     solely parent company senior deferrable notes                                250.0              250.0
Common shareholders' equity                                                     1,478.6            1,525.4
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $7,494.7           $7,538.6
===============================================================================================================

See accompanying notes to consolidated condensed financial statements.

                              UTILICORP UNITED INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME--UNAUDITED

                                                                                   Three Months Ended
                                                                                        March 31,
--------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                                              2000               1999
--------------------------------------------------------------------------------------------------------------

Net Income                                                                     $54.4               $51.9

Other comprehensive income (loss):
       Unrealized translation adjustments                                      (36.3)                3.7
---------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME                                                           $18.1               $55.6
===============================================================================================================


   CONSOLIDATED CONDENSED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY


                                                                              March 31,        December 31,
DOLLARS IN MILLIONS                                                              2000              1999
---------------------------------------------------------------------------------------------------------------
                                                                             (unaudited)
  Common Stock: authorized 200,000,000 shares, par value $1 per share;
      93,605,985 shares outstanding at March 31, 2000 and 93,605,700 shares outstanding at December 31, 1999; authorized 20,000,000 shares of Class A common stock, par value $1 per share,
      none issued                                                             $    93.6          $    93.6
Premium on Capital Stock                                                        1,219.1            1,226.5
Retained Earnings                                                                 265.9              239.3
Treasury Stock, at cost (1,753,465 and 282,233 shares at March 31, 2000
    and December 31, 1999, respectively)                                          (35.1)              (5.4)
Accumulated Other Comprehensive Losses                                            (64.9)             (28.6)
---------------------------------------------------------------------------------------------------------------
TOTAL COMMON SHAREHOLDERS' EQUITY                                              $1,478.6           $1,525.4
===============================================================================================================

See accompanying notes to consolidated condensed financial statements.

                   UTILICORP UNITED INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED


                                                               Three Months Ended
                                                                     March 31,
----------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                              2000         1999
----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                    $  54.4    $  51.9

  Adjustments to reconcile net income to net cash provided:

    Depreciation expense                                           52.7       44.5

    Net changes in price risk management assets and liabilities   (21.0)      (5.8)

    Income taxes and investment tax credits                        12.1        4.5

    Equity in earnings of investments and partnerships            (22.6)     (11.9)

    Dividends from investments and partnerships                    ---         3.0

    Merchant notes receivable                                     (21.2)     (11.7)

    Minority interests                                             (2.4)       1.9

    Changes in certain assets and liabilities:

        Accounts receivable/payable, net                          (37.5)     (38.0)

        Inventories and supplies                                  127.9       73.0

        Prepayments and other                                     (14.0)      27.2

        Accrued liabilities, net                                   27.0        9.1

        Other                                                      (7.5)      (1.4)
------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                             147.9      146.3
------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to utility plant                                     (35.6)     (25.0)

   Investments in international businesses                          ---     (485.0)

   Other                                                          (26.6)      (7.9)
------------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                             $  (62.2)   $(517.9)
------------------------------------------------------------------------------------

                              UTILICORP UNITED INC.
      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED, CONTINUED

                                                                                   Three Months Ended
                                                                                       March 31,
--------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                                              2000              1999
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Treasury stock sold (acquired)                                          $ (32.1)          $  13.4
         Issuance of long-term debt                                                112.0             310.7
         Retirement of long-term debt                                               (0.5)             (0.9)
         Short-term borrowings (repayments), net                                  (131.4)            127.4
         Cash dividends paid                                                       (27.8)            (27.6)
         Other                                                                      (6.0)             (2.2)
--------------------------------------------------------------------------------------------------------------
CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES                                 (85.8)            420.8
--------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                               (0.1)             49.2
Cash and cash equivalents at beginning of period                                   224.9             120.5
--------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 224.8           $ 169.7
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

                              UTILICORP UNITED INC.
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our 1999 Annual Report on Form 10-K. We believe it is best to read our year-end consolidated financial statements in conjunction with this report. The year-end financial statements presented were derived from our audited financial statements, but do not include all disclosures required by generally accepted accounting principles. In our opinion, the accompanying consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair representation of our financial position and the results of our operations. Certain estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods shown have been made in preparing the consolidated condensed financial statements. Actual results could differ from these estimates.

Certain prior year amounts in the consolidated financial statements have been reclassified where necessary to conform to the 2000 presentation.

FINANCIAL INSTRUMENTS

TRADING ACTIVITIES

We trade energy commodity contracts daily. Our trading activities attempt to match our portfolio of physical and financial contracts to current or anticipated market conditions. Within the trading portfolio, we take certain positions to hedge physical sale or purchase contracts and we take certain positions to take advantage of market trends and conditions. We record most energy contracts - both physical and financial - at fair market value. Changes in value are reflected in the consolidated statement of income. We use all forms of financial instruments including futures, forwards, swaps and options. Each type of financial instrument involves different risks. We believe financial instruments help us manage our exposure to changes in market prices and take advantage of selected arbitrage opportunities.

We refer to these transactions as risk management activities.

NON-TRADING ACTIVITIES--HEDGING INSTRUMENTS

We enter into forwards, futures and other contracts related to our commodity businesses solely to hedge future production. The estimated fair value and cash flow requirements for these financial instruments are based on the market prices in effect at the financial statement date and do not necessarily reflect our entire trading portfolio.

                              UTILICORP UNITED INC.
                         NOTES TO CONSOLIDATED CONDENSED
                         FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)

2.   EARNINGS PER COMMON SHARE

The following table shows the amounts used in computing basic and diluted earnings per common share and the effect on income and weighted average number of shares of dilutive potential common stock for the three-month periods ended March 31, 2000 and 1999.


                                                                                           Three Months Ended
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                                                           March 31
------------------------------------------------------------------------------------------------------------------
                                                                                            2000          1999
------------------------------------------------------------------------------------------------------------------
Earnings available for common shares                                                       $54.4          $51.9
Convertible bonds                                                                             .1             --
------------------------------------------------------------------------------------------------------------------

Earnings available for common shares after assumed conversion of dilutive securities
    Securities                                                                             $ 54.5         $ 51.9
------------------------------------------------------------------------------------------------------------------

Earnings per share:
    Basic                                                                                  $  .59         $  .57
    Diluted                                                                                $  .59         $  .57
------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares used in basic earnings per share                    92.6           90.8
Per share effect of dilutive securities:

    Stock options                                                                              --             .6

    Convertible bonds                                                                          .3             .3
------------------------------------------------------------------------------------------------------------------
Weighted number of common shares and dilutive potential common shares used in diluted
earnings per share                                                                           92.9           91.7
------------------------------------------------------------------------------------------------------------------

3.  FINANCINGS, MERGERS, ACQUISITIONS AND DIVESTITURES

ORION ACQUISITION

On March 22, 2000, we expanded our presence in the New Zealand energy market by announcing an agreement to purchase the natural gas distribution network and North Island contracting business of Orion New Zealand Limited for $268 million. The shareholders of UnitedNetworks approved the transaction at their April 20, 2000, shareholders' meeting. The transaction has an effective date of April 1, 2000.

QUANTA SERVICES, INC.

On April 26, 2000, we increased our ownership in Quanta Services through the purchase of additional common shares and subordinated notes. When combined with our previous investments, our effective ownership in Quanta now is approximately 36 percent. We are currently evaluating alternative sources of financing to permanently fund these recent transactions.

EVEREST COMMUNICATIONS CORP.

On April 18, 2000, we announced a joint venture with GLA New Ventures, L.L.C. to form Everest Global Technologies Group, L.L.C., which has the intention to construct and operate broadband fiber-optic networks to homes and businesses in select U.S. markets. We have also committed, subject to

Everest meeting various performance targets and, if required by the Everest board, of which we control 50 percent, that we will provide additional capital funding for expansion purposes.

MULTINET/IKON

During the first quarter of 2000, we entered into an agreement to guarantee a

$210 million bridge facility at Multinet/Ikon. It is intended that the proceeds from the Pulse Energy transaction, which is expected to close by June 30, 2000, will be used to repay this debt and eliminate our guarantee. If the Pulse Energy transaction does not close on or before June 30, 2000, we could be required to repay this bridge facility by injecting additional capital into Multinet/Ikon.

NEW ZEALAND

We have announced our intention to enter into a binding agreement to sell a portion of our New Zealand investments to a private equity investor that will close before June 30, 2000, reducing our effective ownership in UnitedNetworks to about 62 percent. As a result of this transaction, we will no longer control the operations of UnitedNetworks, Ltd. and therefore will not consolidate its operations for financial statement purposes. An effect of deconsolidation will be the removal of approximately $435 million in New Zealand debt from our balance sheet.

We intend to refinance $112 million of our New Zealand short-term debt utilizing a credit facility with a maturity of at least two years. Accordingly, we have classified this amount as long-term debt at March 31, 2000.

TRANSALTA ASSETS

On May 10, 2000, the Missouri Public Service Commission staff recommended the Commission to approve the acquisition of the TransAlta Corporation's Alberta-based electricity distribution assets for $450 million. The Commission's decision is expected within two to three weeks.

ST. JOSEPH POWER & LIGHT

The staff of the Missouri Public Service Commission filed comments on May 2, 2000 regarding UtiliCorp United, Inc. and St. Joseph Light & Power Co.'s merger application. The staff's testimony indicates its opposition to the approval of the merger under the regulatory plan offered by the applicants. The applicants will file response comments June 26, 2000 and the formal hearing date is scheduled for July 11-15, 2000.


SENIOR NOTES

We have been notified by the holders of the $100 million 6.375 percent Senior Notes that they intend to exercise their option to require us to redeem these Notes effective June 1, 2000. We have classified these Senior Notes as current maturities of long-term debt at March 31, 2000.

4.     ENVIRONMENTAL MATTER

Federal and state agencies are investigating apparent violations of environmental laws by employees of a former division, committed while we owned the division.

Based in Omaha, Nebraska, the division under investigation conducted a water and wastewater treatment business and was sold by us in January 1997. One former employee of the division has pleaded guilty to criminal charges arising out of the investigation. We do not currently know what the outcome of the investigation or its effect on us may be.

5.  REPORTABLE SEGMENT RECONCILIATION

                                                                                           Three Months Ended
                                                                                                March 31
------------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                                                        2000          1999
------------------------------------------------------------------------------------------------------------------
SALES:
Networks:
     United States                                                                        $  525.1      $  477.4
     Canada                                                                                   25.8          23.2
     New Zealand                                                                              45.9          52.5
     Australia                                                                                  --            --
------------------------------------------------------------------------------------------------------------------
Total Networks                                                                               596.8         553.1
Energy Merchant:
    Commodity Services                                                                     4,071.8       3,173.1
    Energy Assets:
      Capacity Services                                                                       80.4          74.6
      Capital Services                                                                          .6            --
Services                                                                                        --            --
Corporate and Other                                                                             .1            .2
------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                     $4,749.7      $3,801.0
==================================================================================================================

EBIT:
Networks:
     United States                                                                       $    71.4     $    77.6
     Canada                                                                                    7.2           3.8
     New Zealand                                                                              16.4          14.5
     Australia                                                                                 4.0           5.2
------------------------------------------------------------------------------------------------------------------
Total Networks                                                                                99.0         101.1
Energy Merchant:
    Commodity Services                                                                        21.3           8.8
    Energy Assets:
      Capacity Services                                                                        8.4           3.0
      Capital Services                                                                         4.5          (0.2)
------------------------------------------------------------------------------------------------------------------
Total Energy Merchant                                                                         34.2          11.6

Services                                                                                      10.2            ---
Corporate and Other                                                                          (11.3)         (1.1)
------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                     $  132.1      $  111.6
==================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              UTILICORP UNITED INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

EXCEPT WHERE NOTED, THE FOLLOWING DISCUSSION REFERS TO THE CONSOLIDATED ENTITY, UTILICORP UNITED INC. OUR BUSINESS SEGMENTS INCLUDE THE FOLLOWING BUSINESS GROUPS: NETWORKS, CONSISTING PRIMARILY OF DOMESTIC AND INTERNATIONAL TRANSMISSION, DISTRIBUTION AND GENERATION UTILITY OPERATIONS, ENERGY MERCHANT, CONSISTING PRIMARILY OF DOMESTIC AND INTERNATIONAL ENERGY MARKETING (BOTH GAS AND ELECTRIC), SERVICES CONSISTING OF OUR TELECOMMUNICATION EFFORTS AND VARIOUS EQUITY INVESTMENTS. THE LIQUIDITY AND CAPITAL RESOURCES SECTION IS PREPARED ON A CONSOLIDATED BASIS.

FORWARD-LOOKING INFORMATION

This report contains forward-looking information. These statements involve risks and uncertainties, and there are certain important factors that can cause actual results to differ materially from those anticipated. Some of the important factors that can cause actual results to differ materially from those anticipated include:

         * Both our Networks and Merchant businesses are weather-sensitive. Weather can affect results significantly to the extent that temperatures differ from normal.

         * We are exposed to market risk and may incur losses from our marketing and trading operations.

         * We may not be able to implement our strategy if we are unable to access or generate capital at competitive rates.

         * The timing and extent of changes in interest rates can affect financial results.

         * We may not be able to successfully integrate acquired businesses into our operations.

         * The volatility of natural gas and natural gas liquids prices can significantly affect the earnings contribution from the Energy Assets capacity and capital segment of our commodity business group.

         * The pace of well connections to our gas gathering system can affect the earnings contribution from the Energy Assets segment of our Energy Merchant business group.

         * Our development of a merchant power plant may not be successful or profitable.

         * The pace and degree of regulatory changes in the U.S. and abroad can affect new business opportunities and the intensity of competition.

         * The value of the U.S. dollar relative to the British pound, Canadian dollar, Australian dollar, and New Zealand dollar can affect financial results from foreign operations.

         * The earnings contribution from our Australian operations may decrease in the near future due to customers becoming contestable and rate resets.

         * The continued expansion of the electric power markets and development of liquid term markets.

         *    Pending rate proceedings will affect future network earnings.

         * Expansion of electric markets in the United Kingdom and Europe will affect the level of marketing and trading activities.

LIQUIDITY AND CAPITAL RESOURCES

We believe our liquidity and capital resources are sufficient and provide adequate financial flexibility to meet our anticipated cash needs. Our operations have historically generated strong positive cash flow, which, along with our credit lines, accounts receivable sales programs and access to capital markets have provided adequate liquidity to meet our short-term and long-term cash requirements, including requirements for acquisitions.

We utilize accounts receivable sales programs to efficiently manage our working capital and provide immediate liquidity. In September 1999, due to growth in the trading business, we increased our total capacity under these programs by $125 million to $405 million. At March 31, 2000, we had sold approximately $335.6 million of receivables under these programs. In addition to the accounts receivable sales program, we can issue up to $150 million of commercial paper, which is supported by a $250 million revolving credit agreement. We had no commercial paper borrowings at March 31, 2000.

We have been notified by the holders of the $100 million 6.375 percent Senior Notes that they intend to exercise their option to require us to redeem these Notes effective June 1, 2000. We have classified these Senior Notes as current maturities of long-term debt at March 31, 2000.

SIGNIFICANT BALANCE SHEET MOVEMENTS

Total assets decreased by $43.9 million since December 31, 1999. This decrease is primarily attributable to the following:

     * Inventories and supplies decreased by $127.9 million. This decrease primarily relates to a seasonal decrease in our storage natural gas.

     * Prepayment and other increased $47.7 million due to expansion of our Energy Merchant businesses.

     * Price risk management assets and liabilities changed a net of $21.0 million. Both the assets and liabilities increased primarily due to the pricing of contracts based on future values of gas and power, which can fluctuate significantly.

     * Investments in subsidiaries and partnerships increased $52.4 million. Contributing to this increase is the equity in earnings of $22.6 million and $55.0 million associated with our investment in the Aries plant.

     * Net property, plant and equipment decreased $132.4 million. This decrease is due primarily to the sale of 50 percent of our ownership of the Aries combined cycle plant to Calpine Corporation. Our investment is now accounted for using the equity method and is now reflected in investment in subsidiaries and partnerships.

Total liabilities increased by $2.9 million and common shareholders' equity decreased by $46.8 million since December 31, 1999. These decreases are primarily attributable to the following:

     * Short-term and long-term debt together decreased $66.1 million. This decrease is primarily due to currency rate fluctuations in New Zealand and Australia.

     * Accounts payable decreased by $63.3 million. This decrease is primarily due to the seasonality and price fluctuations of the gas and power trading business.

     * Common shareholders' equity decreased by $46.8 million primarily due to an increase of $29.7 million in treasury stock, an increase of $26.6 million in retained earnings, an offsetting decrease of $7.4 million in premium on capital stock, and $36.3 million decrease in the currency translation adjustment, resulting from a five-to-ten percent unfavorable change in foreign currency rates. The majority of the translation adjustment effect related to New Zealand and Canada.

RESULTS OF OPERATIONS

NETWORKS

The table below summarizes the operations of our domestic and international networks for the first quarter of each year.

                                                                                        Three Months Ended
                                                                                             March 31
----------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                                                   2000           1999
----------------------------------------------------------------------------------------------------------------
Sales:
  Electric                                                                            $ 231.8      $ 208.0
  Gas                                                                                   257.0        269.3
  Other                                                                                 108.0         75.8
----------------------------------------------------------------------------------------------------------------
Total sales                                                                             596.8        553.1
----------------------------------------------------------------------------------------------------------------
Cost of sales:
  Electric                                                                               97.7         60.7
  Gas                                                                                   165.0        171.4
  Other                                                                                 104.4         85.0
----------------------------------------------------------------------------------------------------------------
Total cost of sales                                                                     367.1        317.1
----------------------------------------------------------------------------------------------------------------
Gross profit                                                                            229.7        236.0
----------------------------------------------------------------------------------------------------------------
Operating expenses:
  Operation                                                                              73.9         71.0
  Depreciation                                                                           40.2         39.0
  Maintenance                                                                            12.8         12.6
  Taxes, other than income taxes                                                         14.7         17.1
----------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                141.6        139.7
----------------------------------------------------------------------------------------------------------------
Equity in earnings of investments and partnerships                                        7.0          4.9

Other income (expense)                                                                    3.9         (0.1)
----------------------------------------------------------------------------------------------------------------
Earnings before interest and taxes (EBIT)                                             $  99.0      $ 101.1
================================================================================================================
EBIT by segment subunit:
     United States                                                                     $   71.4     $  77.6
     Canada                                                                                 7.2         3.8
     New Zealand                                                                           16.4        14.5
     Australia                                                                              4.0         5.2
----------------------------------------------------------------------------------------------------------------
Total Networks                                                                         $   99.0     $ 101.1
================================================================================================================

DOMESTIC NETWORKS

Gross profit for our domestic Networks decreased $7.3 million in 2000 compared to the 1999 quarter. This decrease is primarily due to higher purchase power costs, which were approximately 30 percent higher year to year due to a change in fuel mix at a power plant. Additionally, in 1999 we used more pet coke, which is cheaper, however, due to the emission allowance restrictions that took effect January 1, 2000, we did not continue such activity this year. Gross profit in the 2000 period was also reduced as a result of the sale of our West Virginia business that contributed gross profit of $7.7 million in the first quarter of 1999. Our weather hedge strategy protected the first quarter 2000 by approximately $5.0 million.

REGULATORY MATTERS

The following is a summary of our pending rate case activity:

    RATE CASE DESIGNATION
        (IN MILLIONS)               TYPE OF SERVICE              DATE REQUESTED             AMOUNT REQUESTED
           KANSAS                         Gas                   October 25, 1999                  $6.0
          MINNESOTA                       Gas                     May 12, 2000                    $9.7

In January 2000, we were ordered to reduce Kansas electric rates by $8.7 million. The order is currently being reconsidered by the Kansas Corporation Commission. A final order is expected in late May 2000.

ST. JOSEPH LIGHT & POWER COMPANY

The staff of the Missouri Public Service Commission filed comments on May 2, 2000, regarding to UtiliCorp United, Inc. and St. Joseph Light & Power Co.'s merger application. The staff's testimony indicates its opposition to the approval of the merger under the regulatory plan offered by the applicants. The applicants will file response comments June 26, 2000 and the formal hearing date is scheduled for July 11-15, 2000.

INTERNATIONAL NETWORKS
Our international network operations are managed consistent with the strategies of our domestic network business segments. We manage our international businesses with local management that reports separately to our corporate management.

AUSTRALIA

EBIT for our Australia networks decreased $1.2 million in 2000 compared to the 1999. The electric distribution business showed improved results over 1999 but this improvement was more than offset by the seasonality of the gas distribution business, which was purchased in March 1999, and costs associated with our unsuccessful bid to acquire a utility in South Australia.

NEW ZEALAND

EBIT for our New Zealand networks increased $1.9 million compared to the same quarter in 1999. We realized a full quarter's EBIT contribution in 2000 from our TrustPower acquisition, which closed January 31, 1999 and have been able to continue to reduce costs in the integration of our New Zealand investments.

CANADA
Canadian networks EBIT increased by $3.4 million in the first quarter 2000 compared to the same period in 1999. A 4.9 percent rate increase, coupled with colder weather in 2000 contributed to this increase.

ENERGY MERCHANT
The table below summarizes the operations of our domestic and international Energy Merchant businesses for the first quarter of each year.

                                                                                          Three Months Ended
                                                                                               March 31
-----------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                                                       2000          1999
-----------------------------------------------------------------------------------------------------------------
Sales                                                                                    $4,152.8      $3,247.7
Cost of sales                                                                             4,064.7       3,201.0
-----------------------------------------------------------------------------------------------------------------
Gross profit                                                                                 88.1          46.7
-----------------------------------------------------------------------------------------------------------------
Operating expenses:
    Operation                                                                                61.8          35.2
    Maintenance                                                                                .2            --
    Depreciation                                                                             11.1           8.7
-----------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                     73.1          43.9
-----------------------------------------------------------------------------------------------------------------
Equity earnings of investments and partnerships                                               4.4           7.0

Other income                                                                                 14.8           1.8
-----------------------------------------------------------------------------------------------------------------
Earnings before interest and taxes (EBIT)                                                $   34.2      $   11.6
=================================================================================================================
EBIT by segment subunit:
    Commodity Services                                                                   $    21.3     $    8.8
    Capacity Services                                                                          8.4          3.0
    Capital Services                                                                           4.5         (0.2)
-----------------------------------------------------------------------------------------------------------------
Total Energy Merchant                                                                    $    34.2     $   11.6
=================================================================================================================

COMMODITY SERVICES

EBIT for our domestic and international marketing business increased by $12.5 million over the same period in the prior year. This increase is due to record performance in gas marketing as well as improvements in our carbon and power marketing business this quarter. The increase in EBIT is also due to losses in 1999 from our retail business, which was sold in January 2000. We also settled a long-standing contractual dispute, which favorably impacted the 2000 first quarter.

CAPACITY SERVICES

The $5.4 million increase in EBIT was due to a 109 percent increase in the average natural gas liquids (NGLs) prices which increased EBIT by $6.6 million. Operating expenses decreased in 2000 due to the efficiencies gained from the restructuring completed last year and the non-recurrence of severance costs from approximately 60 people. Throughput volumes decreased 10 percent and equity earnings decreased due to the loss of the EBIT contribution of an IPP project sold in late 1999.

CAPITAL SERVICES

EBIT increased $4.7 million in our Capital Services business due to the continued growth in our structured finance business. We have committed approximately $275 million in capital as of March 31, 2000.

SERVICES

Our Services segment includes our contracting and telecommunications businesses. EBIT from our Services business was $10.2 million in the first quarter of 2000. This business segment primarily consists of our management fees and equity earnings from our investment in Quanta Services, Inc. This was a new investment in September 1999.

QUANTA SERVICES, INC.

On April 26, 2000, we increased our ownership in Quanta Services through the purchase of additional common shares and subordinated notes. When combined with our previous investments, our effective ownership in Quanta now is approximately 36 percent. We are currently evaluating alternative sources of financing to permanently fund these recent transactions.

CORPORATE AND OTHER

The table below summarizes the operations of Corporate and Other for the quarters.

                                                                                       Three Months Ended
                                                                                            March 31
--------------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                                                  2000                1999
--------------------------------------------------------------------------------------------------------------------
Earnings before interest and taxes (EBIT)                                           $(11.3)             $(1.1)

EBIT for Corporate and Other decreased by $10.2 million when comparing 2000 to 1999. The decrease is attributed to costs associated with our accounts receivable sales programs and certain other costs related to unsuccessful acquisition bids.

ENVIRONMENTAL MATTERS

Federal and state agencies are investigating apparent violations of environmental laws by employees of a former division, committed while we owned the division.

Based in Omaha, Nebraska, the division under investigation conducted a water and wastewater treatment business and was sold by us in January 1997. One former employee of the division has pleaded guilty to criminal charges arising out of the investigation. We do not currently know what the outcome of the investigation or its effect on us may be.

ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities---Deferral of the Effective Date of FASB Statement No. 133." SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 must be adopted for fiscal years beginning after June 15, 2000.

A significant portion of the derivatives we use are a component of our price risk management activities. These derivatives, along with energy commodity contracts included in our trading activities, are currently reflected on our balance sheet as assets and liabilities at their fair value. We have not yet quantified the other effects of adopting SFAS 133 on our financial statements. We are in the initial phase of projecting the impact of SFAS 133 and expect to have preliminary numbers by September 30, 2000. The new standards could increase volatility in earnings and other comprehensive income.

PART II
OTHER INFORMATION

ITEM 5. OTHER INFORMATION
(a) See discussion of environmental matters in Note 4 of our notes to the consolidated condensed financial statements.

ITEM 6. EXHIBITS

(a)  LIST OF EXHIBITS:

        10         Transition payment agreement with Charles K. Dempster

        27         Financial Data Schedule--Three months ended March 31, 2000.

(b)  REPORT ON FORM 8-K

       No reports on Form 8-K were filed during the first quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTILICORP UNITED INC.


By:       /s/ Peter S. Lowe
         -------------------------------
         Peter S. Lowe
         Senior Vice President and Chief Financial Officer

Date:   May 12, 2000