Form 10-Q
period 2000-06-30
UTILICORP UNITED INC
filed 2000-08-11
CIK 66960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 1-3562

                              UTILICORP UNITED INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                      44-0541877
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

                20 West Ninth Street, Kansas City, Missouri            64105
                  (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code     816-421-6600

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                    ---      ---

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.



CLASS                                             Outstanding at August 7, 2000
-----
Common Stock, $1 par value                               92,654,095



                         PART I - FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS

Information regarding the consolidated condensed financial statements is set forth on pages 3 through 12.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations can be found on pages 13 through 20.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures regarding market risk can be found on page 8.


                           PART II - OTHER INFORMATION




ITEM 1.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see page 11.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Information regarding the submission of matters to a vote of securities holders can be found on page 21.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits and reports on Form 8-K can be found on page 21.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 UTILICORP UNITED INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME--UNAUDITED

                                                                              Three Months Ended June 30,
-------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                                            2000               1999
-------------------------------------------------------------------------------------------------------------
Sales                                                                      $  5,770.9         $  3,970.1
Cost of sales                                                                 5,447.7            3,697.1
-------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                    323.2              273.0
-------------------------------------------------------------------------------------------------------------
Operating, administrative and maintenance expense                               186.4              149.6
Depreciation expense                                                             57.1               49.9
OTHER (INCOME) EXPENSE:

Equity in earnings of investments and partnerships                              (16.8)              (8.8)
Other                                                                            (7.4)              (3.3)
-------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INTEREST AND TAXES                                              103.9               85.6
-------------------------------------------------------------------------------------------------------------
Interest expense                                                                 49.2               44.7
Minority interest in income of partnership and trusts                             8.3                2.2
-------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                                                     46.4               38.7
Income taxes                                                                     17.1               13.9
-------------------------------------------------------------------------------------------------------------
NET INCOME                                                                 $     29.3         $     24.8
=============================================================================================================
EARNINGS PER COMMON SHARE:
    Basic                                                                  $       .32        $       .27
    Diluted                                                                $       .31        $       .27
=============================================================================================================
DIVIDENDS PER COMMON SHARE                                                 $       .30        $       .30
=============================================================================================================


See accompanying notes to consolidated condensed financial statements.

                                 UTILICORP UNITED INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME--UNAUDITED

                                                                               Six Months Ended June 30,
-------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                                            2000               1999
-------------------------------------------------------------------------------------------------------------
Sales                                                                      $  10,520.6        $  7,771.1
Cost of sales                                                                  9,879.6           7,215.1
-------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                     641.0             556.0
-------------------------------------------------------------------------------------------------------------
Operating, administrative and maintenance expense                                347.6             286.1
Depreciation expense                                                             109.8              94.4
OTHER (INCOME) EXPENSE:
Equity in earnings of investments and partnerships                               (44.0)            (20.7)
Other                                                                             (8.3)             (1.0)
-------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INTEREST AND TAXES                                               235.9             197.2
-------------------------------------------------------------------------------------------------------------
Interest expense                                                                  92.5              79.2
Minority interest in income of partnership and trusts                             16.6               4.4
-------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                                                     126.8             113.6
Income taxes                                                                      43.1              36.9
-------------------------------------------------------------------------------------------------------------
NET INCOME                                                                 $      83.7        $     76.7
=============================================================================================================
EARNINGS PER COMMON SHARE:
    Basic                                                                  $        .90       $       .84
    Diluted                                                                $        .90       $       .83
=============================================================================================================
DIVIDENDS PER COMMON SHARE                                                 $        .60       $       .60
=============================================================================================================


See accompanying notes to consolidated condensed financial statements.

                                        UTILICORP UNITED INC.
                                CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                               June 30,        December 31,
---------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                                              2000              1999
---------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                              $     115.3        $     224.9
     Funds on deposit                                                              37.2               47.3
     Accounts receivable, net                                                   2,356.9            1,446.5
     Inventories and supplies                                                     124.0              266.0
     Price risk management assets                                                 674.5              198.2
     Prepayments and other                                                        173.4               89.3
---------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                            3,481.3            2,272.2
---------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net                                              2,645.4            3,665.1
Investments in subsidiaries and partnerships                                    1,806.3            1,063.9
Price risk management assets                                                      292.0              206.5
Merchant notes receivable                                                         284.0              179.3
Deferred charges                                                                  253.8              151.6
---------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $    8,762.8        $   7,538.6
===============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
     Current maturities of long-term debt                                  $       18.0        $      42.8
     Short-term debt                                                              349.9              248.9
     Accounts payable                                                           2,596.4            1,713.1
     Accrued liabilities                                                           84.6               59.2
     Price risk management liabilities                                            600.6              181.7
     Other                                                                         63.7               99.0
---------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                       3,713.2            2,344.7
---------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
     Long-term debt, net                                                        1,832.5            2,202.3
     Deferred income taxes and credits                                            425.9              434.2
     Price risk management liabilities                                            575.7              520.7
     Minority interest                                                            ---                 76.8
     Other deferred credits                                                       247.7               84.5
---------------------------------------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                                     3,081.8            3,318.5
---------------------------------------------------------------------------------------------------------------

Company-obligated mandatorily redeemable preferred securities of
     partnership and trusts                                                       450.0              350.0
Common shareholders' equity                                                     1,517.8            1,525.4

---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $   8,762.8        $   7,538.6
===============================================================================================================


See accompanying notes to consolidated condensed financial statements.

                                       UTILICORP UNITED INC.
                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME--UNAUDITED



                                                    Three Months Ended                   Six Months Ended
                                                         June 30,                            June 30,
---------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                2000             1999             2000              1999
---------------------------------------------------------------------------------------------------------------
Net Income                                       $  29.3          $  24.8          $  83.7           $  76.7

Other comprehensive income (loss):
   Unrealized translation
    adjustments                                     (9.4)            (4.4)           (45.9)              (.7)
---------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME                             $  19.9          $  20.4          $  37.8           $  76.0
===============================================================================================================


               CONSOLIDATED CONDENSED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY



                                                                               June 30,        December 31,
---------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                                              2000               1999
---------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
Common Stock: authorized 200,000,000 shares, par value
   $1 per share; 93,608,536 shares issued June 30, 2000 and
   93,605,700 shares issued at December 31, 1999; authorized
   20,000,000 shares of Class A common stock, par value $1 per
   share, none issued                                                      $       93.6       $       93.6
Premium on Capital Stock                                                        1,210.9            1,226.5
Retained Earnings                                                                 273.5              239.3
Treasury Stock, at cost (993,679 and 282,233 shares at June 30,
   2000 and December 31, 1999, respectively)                                      (16.5)              (5.4)

Accumulated Other Comprehensive Losses                                            (43.7)             (28.6)
---------------------------------------------------------------------------------------------------------------
TOTAL COMMON SHAREHOLDERS' EQUITY                                          $    1,517.8       $    1,525.4
===============================================================================================================


See accompanying notes to consolidated condensed financial statements.

                              UTILICORP UNITED INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED

                                                                            Six Months Ended June 30,
-----------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                                           2000             1999
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                             $   83.7          $  76.7
    Adjustments to reconcile net income to net cash provided:
      Depreciation expense                                                    109.8             94.4
      Net changes in price risk management assets and liabilities             (87.9)           (25.0)
      Income taxes and investment tax credits                                  20.1              (.8)
      Equity in earnings of investments and partnerships                      (44.0)           (16.6)
      Dividends from investments and partnerships                              15.8              7.2
      Merchant notes receivable                                              (104.7)           (79.5)
      Minority interests                                                        3.3              5.1
      Changes in certain assets and liabilities:
         Accounts receivable/payable, net                                     (27.1)           (69.0)
         Inventories and supplies                                             142.0             10.6
         Prepayments and other                                                (56.8)            41.4
         Accrued liabilities, net                                              25.4               .8
         Other                                                                (14.1)           (11.3)
-----------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                          65.5             34.0
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to utility plant                                              (85.5)           (44.0)
      Investments in international businesses                                (277.5)          (490.1)
      Investment in communication services                                   (360.1)            --
      Other                                                                    45.1           (165.2)
-----------------------------------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                                           (678.0)          (699.3)
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Treasury stock sold (acquired)                                          (16.4)            32.8
      Issuance of long-term debt                                              371.4            518.8
      Issuance of trust preferred securities                                  100.0             --
      Retirement of long-term debt                                           (207.5)            (1.9)
      Short-term borrowings net                                               321.1            231.6
      Cash dividends paid                                                     (55.5)           (55.4)
      Other                                                                   (10.2)             8.2
-----------------------------------------------------------------------------------------------------------
CASH PROVIDED FROM FINANCING ACTIVITIES                                       502.9            734.1
-----------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                             (109.6)            68.8
Cash and cash equivalents at beginning of period                              224.9            120.5
-----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  115.3          $ 189.3
===========================================================================================================


See accompanying notes to consolidated condensed financial statements.

                              UTILICORP UNITED INC.
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our 1999 Annual Report on Form 10-K. We believe it is best to read this report in conjunction with our year-end consolidated financial statements. The accompanying Balance Sheet and Statement of Common Shareholders' Equity as of December 31, 1999, were derived from our audited financial statements, but do not include all disclosures required by generally accepted accounting principles. In our opinion, the accompanying consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair representation of our financial position and the results of our operations. Certain estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods shown have been made in preparing the consolidated condensed financial statements. Actual results could differ from these estimates.

Certain prior year amounts in the consolidated financial statements have been reclassified where necessary to conform to the 2000 presentation.

FINANCIAL INSTRUMENTS

TRADING ACTIVITIES

We trade energy commodity contracts daily. Our trading activities attempt to match our portfolio of physical and financial contracts to current or anticipated market conditions. Within the trading portfolio, we take certain positions to hedge physical sale or purchase contracts and we take certain positions to take advantage of market trends and conditions. We record most energy contracts - both physical and financial at fair market value. Changes in value are reflected in the consolidated statement of income. We use all forms of financial instruments including futures, forwards, swaps and options. Each type of financial instrument involves different risks. We believe financial instruments help us manage our exposure to changes in market prices and take advantage of selected arbitrage opportunities.

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

                              UTILICORP UNITED INC.
                         NOTES TO CONSOLIDATED CONDENSED
                         FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)

2.   EARNINGS PER COMMON SHARE

The following table shows the amounts used in computing basic and diluted earnings per common share and the effect on income and weighted average number of shares of potential dilutive issuances of common stock for the three- and six-month periods ended June 30, 2000 and 1999.

                                                             Three Months Ended              Six Months Ended
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                             June 30,                       June 30,
--------------------------------------------------------------------------------------------------------------------
                                                           2000            1999            2000             1999
--------------------------------------------------------------------------------------------------------------------
Earnings available for common shares                     $  29.3          $  24.8        $  83.7           $  76.7
Convertible bonds                                            ---               .1             .1                .1
--------------------------------------------------------------------------------------------------------------------
Earnings available for common shares after
   assumed conversion of dilutive securities             $  29.3          $  24.9        $  83.8           $  76.8
--------------------------------------------------------------------------------------------------------------------

Earnings per share:
    Basic                                                $    .32         $    .27       $    .90          $    .84
    Diluted                                              $    .31         $    .27       $    .90          $    .83
--------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares used in basic earnings per share

                                                            92.7             92.7           92.8              91.7
Per share effect of dilutive securities:
    Stock options                                             ---              .6             .1                .6
    Convertible bonds                                         .3               .3             .3                .3
--------------------------------------------------------------------------------------------------------------------
Weighted number of common shares and
   dilutive potential common shares used in
   diluted earnings per share                               93.0             93.6           93.2              92.6
--------------------------------------------------------------------------------------------------------------------

3.   FINANCINGS, MERGERS, ACQUISITIONS AND DIVESTITURES

QUANTA SERVICES, INC.

On April 26, 2000, we increased our ownership in Quanta through the purchase of additional common shares and convertible subordinated notes at a total cost of approximately $340 million. When combined with our previous investments, our fully converted beneficial ownership in Quanta now is approximately 36 percent.

EVEREST COMMUNICATIONS CORP.

On April 18, 2000, we announced a joint venture with GLA New Ventures, L.L.C. to form Everest Global Technologies Group, L.L.C., which intends to construct and operate broadband fiber-optic networks in select U.S. markets. We have also committed, subject to Everest meeting various performance targets and, if required by the Everest board, of which we control 50 percent that we will provide additional capital funding for expansion purposes. Everest has been approved for competitive local exchange carrier ("CLEC") status in Kansas and Missouri. We have also filed CLEC applications in Nebraska and Colorado.
We have committed $150 million for Everest's construction of its first network in the Kansas City area under franchises approved and pending.

PULSE ENERGY

On June 30, 2000, United Energy and Energy Partnership (Ikon Energy Pty Ltd) closed a transaction that resulted in the formation of Pulse Energy, a joint venture with Shell Australia Ltd and Woodside Energy Ltd. United Energy contributed its electric retail customers in exchange for $210 million and

Ikon contributed its gas retail customers in exchange for $281 million. United Energy and Ikon each contributed $70 million, for a combined 50% ownership of Pulse. Energy Partnership used the net proceeds of this transaction to retire a $210 million bridge loan at Multinet/Ikon.

NEW ZEALAND

On March 22, 2000, we expanded our presence in the New Zealand energy market by announcing an agreement to purchase the natural gas distribution network and North Island contracting business of Orion New Zealand Limited for about $274 million. The transaction had an effective date of April 1, 2000.

On June 30, 2000, we sold a portion of our New Zealand investment to a private equity investor (minority shareholder) that reduced our effective ownership in UnitedNetworks to about 62 percent. In connection with the transaction we granted the minority shareholder board and shareholder participation and protective rights and therefore can no longer consolidate its operations for financial statement purposes. The major effects of deconsolidation were the reduction of net property, plant and equipment by approximately $1.1 billion and long-term debt by $670 million. Our investment in New Zealand is now accounted for using the equity method.

TRANSALTA ASSETS

In June 2000, the Missouri Public Service Commission staff approved UtiliCorp's acquisition of the TransAlta Corporation's Alberta-based electricity distribution assets for $450 million. The Alberta Energy Utilities Board approved the acquisition on July 5, 2000. We expect this merger to close during the third quarter of 2000.

ST. JOSEPH LIGHT & POWER

On May 2, 2000, the staff of the Missouri Public Service Commission filed testimony in opposition to our merger with St. Joseph Light & Power Co. under the regulatory plan offered by the applicants. UtiliCorp and St. Joseph Light & Power filed response comments June 26, 2000, and formal hearings were held through July 2000. We expect this merger to be completed by the end of the fourth quarter of 2000. The state commissions in Colorado, Iowa, Minnesota and West Virginia have approved the merger. The Federal Energy Regulatory Commission also approved the merger on July 26, 2000.

EMPIRE DISTRICT ELECTRIC COMPANY

On June 21, 2000, the staff of the Missouri Public Service Commission filed testimony in opposition to our merger with The Empire District Electric Company ("Empire District") under the regulatory plan offered by the applicants. UtiliCorp and Empire District plan to file response comments by August 23, 2000. The formal hearings before the Missouri Commission are scheduled through September 2000. UtiliCorp and Empire District also filed joint applications with the state commissions in Arkansas, Oklahoma and Kansas on January 31, 2000, requesting approval of the merger. Hearings are scheduled in these states for September and October 2000. We expect this merger to be completed by the end of the fourth quarter of 2000. The state commissions in Colorado, Iowa, Minnesota and West Virginia have approved the merger. The Federal Energy Regulatory Commission also approved the merger on July 26, 2000.

SENIOR NOTES

The holders of $100 million of our 6.375 percent Senior Notes exercised their option to redeem these notes effective June 1, 2000. We used the proceeds of a $100 million bridge loan to redeem the notes.

TRUST PREFERRED SECURITIES

In June 2000, we established a Delaware statutory business trust that privately sold $100 million of its trust preferred securities to an entity affiliated with a financial institution. The trust preferred securities pay quarterly distributions at a floating rate. We sold senior notes to the trust in exchange for the proceeds the trust received from the sale of the trust preferred securities. After expenses, we received approximately $98 million of proceeds that we used to pay down a portion of the bridge loan we obtained for the redemption of the senior notes discussed above. In connection with this financing, we also agreed to sell
$100 million worth of UtiliCorp United Inc. Common Stock or trust preferred stock at prevailing market prices through the financial institution within 24 months. Under certain circumstances, we may elect to extend this time period for issuance by an additional 12 months.

ALINTAGAS

On July 31, 2000, we expanded our interest in Australia when our $189 million joint bid with United Energy Limited to acquire 45 percent of AlintaGas, a gas distribution utility in Western Australia, was accepted by the state's government. The remaining 55 percent of AlintaGas will be offered to the public in Australia in a public offering that is expected to close at the same time as our acquisition in October 2000.

4.   ENVIRONMENTAL MATTER

Federal and state agencies are investigating apparent violations of environmental laws committed by employees of a former division while we owned the division. Based in Omaha, Nebraska, the division under investigation conducted a water and wastewater treatment business and was sold by us in January 1997. One former employee of the division has pleaded guilty to criminal charges arising out of the investigation. We do not currently know what the outcome of the investigation will be but based on current facts we do not believe that it will have a material adverse effect on our financial condition.

5.   REPORTABLE SEGMENT RECONCILIATION

                                                        Three Months Ended               Six Months Ended
                                                             June 30,                         June 30,
----------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                     2000            1999           2000            1999
----------------------------------------------------------------------------------------------------------------
SALES:
Networks:
   United States                                     $   376.9       $   311.1      $   901.9       $   788.5
   Canada                                                 21.4            20.4           47.3            43.6
   New Zealand                                            58.7            57.6          104.6           110.2
   Australia                                             ---            ---             ---            ---
----------------------------------------------------------------------------------------------------------------
Total Networks                                           457.0           389.1        1,053.8           942.3
Energy Merchant:
   Commodity Services                                  5,143.2         3,476.3        9,215.2         6,649.7
   Capacity Services                                     170.5           103.9          250.7           178.2
   Capital Services                                         .2              .3             .8              .3
----------------------------------------------------------------------------------------------------------------
Total Energy Merchant                                  5,313.9         3,580.5        9,466.7         6,828.2
Services                                                 ---           ---              ---             ---
Corporate and Other                                      ---                .5             .1              .6
----------------------------------------------------------------------------------------------------------------
TOTAL                                                $ 5,770.9       $ 3,970.1      $10,520.6       $ 7,771.1
================================================================================================================

EBIT:
Networks:
   United States                                     $    17.1       $    27.6      $    88.6       $   105.1
   Canada                                                  5.3             3.7           12.5             7.5
   New Zealand                                            22.7            21.5           39.0            36.1
   Australia                                               6.4             6.4           10.3            11.6
----------------------------------------------------------------------------------------------------------------
Total Networks                                            51.5            59.2          150.4           160.3
Energy Merchant:
   Commodity Services                                     34.2             9.0           55.5            17.8
   Capacity Services                                      11.4            13.8           19.9            16.7
   Capital Services                                        3.9              .4            8.3              .3
----------------------------------------------------------------------------------------------------------------
Total Energy Merchant                                     49.5            23.2           83.7            34.8
Services                                                   7.7           ---             17.9           ---
Corporate and Other                                       (4.8)            3.2          (16.1)            2.1
----------------------------------------------------------------------------------------------------------------
TOTAL                                                $   103.9       $    85.6      $   235.9       $   197.2
================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              UTILICORP UNITED INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

EXCEPT WHERE NOTED, THE FOLLOWING DISCUSSION REFERS TO THE CONSOLIDATED ENTITY, UTILICORP UNITED INC. OUR BUSINESS SEGMENTS INCLUDE THE FOLLOWING BUSINESS
GROUPS: NETWORKS, CONSISTING PRIMARILY OF DOMESTIC AND INTERNATIONAL TRANSMISSION, DISTRIBUTION AND GENERATION UTILITY OPERATIONS; ENERGY MERCHANT, CONSISTING PRIMARILY OF DOMESTIC AND INTERNATIONAL ENERGY MARKETING (BOTH GAS AND ELECTRIC); AND SERVICES CONSISTING OF OUR TELECOMMUNICATION EFFORTS AND VARIOUS EQUITY INVESTMENTS.

FORWARD-LOOKING INFORMATION

This report contains forward-looking information. These statements involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from those anticipated. Some of the important factors that could cause actual results to differ materially from those anticipated include:

         - Both our Networks and Energy Merchant businesses are weather-sensitive. Weather can affect results significantly to the extent that temperatures differ from normal.

         - We are exposed to market risk, which may cause us to incur losses from our commodity services operations.

         - We may not be able to implement our strategy if we are unable to access or generate capital at competitive rates.

         - The timing and extent of changes in interest rates could affect our financial results.

         - We may not be able to successfully integrate acquired businesses into our operations.

         - The volatility of natural gas and natural gas liquids prices can significantly affect the earnings contribution from the capacity services segment of our Energy Merchant group.

         - The pace of well connections to our gas gathering system can affect the earnings contribution from the capacity services segment of our Energy Merchant group.

         - Our development of a merchant power plant may not be successful or profitable.

         - The pace and degree of regulatory changes in the U.S. and abroad can affect new business opportunities and the intensity of competition.

         - The value of the U.S. dollar relative to the British pound, Canadian dollar, Australian dollar and New Zealand dollar can affect financial results from our foreign operations.

         - The earnings contribution from our Australian operations may be affected in the near future due to customers becoming contestable and rate resets.

         - The continued expansion of the electric power markets and development of liquid term markets.

         -        Pending rate proceedings will affect future network earnings.

         - Expansion of electric markets in the United Kingdom and Europe will affect the level of marketing and trading activities.

         - The sale of a portion of our New Zealand interests may affect future earnings contribution from this operation.

         - The consruction of broadband fiber optic networks and start-up operations of our communication business may have a negative effect on earnings over the next few years.

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

We utilize accounts receivable sales programs to efficiently manage our working capital and provide immediate liquidity. In September 1999, due to growth in the trading business, we increased our total capacity under these programs by $125 million to $405 million. At June 30, 2000, we had sold approximately $367 million of receivables under these programs. Another source of short-term cash has been uncommitted bank loans that aggregated $292 million at June 30, 2000. In addition to the accounts receivable sales program and bank loans, we can issue up to $150 million of commercial paper, which is supported by a $250 million revolving credit agreement. We had commercial paper borrowings outstanding of $47 million at June 30, 2000.

The holders of $100 million of our 6.375 percent Senior Notes exercised their option to redeem these notes effective June 1, 2000. We used the proceeds of a $100 million bridge loan to redeem the notes.

In June 2000, we established a Delaware statutory business trust that privately sold $100 million of its trust preferred securities to an entity affiliated with a financial institution. The trust preferred securities pay quarterly distributions at a floating rate. We sold senior notes to the trust in exchange for the proceeds the trust received from the sale of the trust preferred securities. After expenses, we received approximately $98 million of proceeds that we used to pay down a portion of the bridge loan we obtained for the redemption of the senior notes discussed above. In connection with this financing, we also agreed to sell $100 million worth of UtiliCorp United Inc. Common Stock or trust preferred stock at prevailing market prices through the financial institution within 24 months. Under certain circumstances, we may elect to extend this time period for issuance by an additional 12 months.

On June 30, 2000, we sold a portion of our New Zealand investment to a private equity investor (minority shareholder) that reduced our effective ownership in UnitedNetworks to about 62 percent. In connection with the transaction we granted the minority shareholder board and shareholder participation and protective rights and therefore can no longer consolidate its operations for financial statement purposes. The major effects of deconsolidation were the reduction of net property, plant and equipment by approximately $1.1 billion and long-term debt by $670 million. Our investment in New Zealand is now accounted for using the equity method.

In July 2000, we closed on a $321 million gas prepay transaction. We expect to receive the cash in early August and pay down short-term debt with the proceeds.

SIGNIFICANT BALANCE SHEET MOVEMENTS

Total assets increased by $1,224.2 million since December 31, 1999. This increase is primarily attributable to the following:

         - Accounts receivable increased $910.4 million primarily due to the seasonality and price fluctuations of our gas and power trading business.

         - Inventories and supplies decreased by $142.0 million primarily due to a seasonal decrease in our storage natural gas.

         - Prepayment and other increased by $84.1 million due to the seasonality and price fluctuations of our gas and power trading business.

         - Price risk management assets and liabilities increased by $87.9 million. Both the assets and liabilities increased primarily due to the pricing of contracts based on future values of gas and power, which can fluctuate significantly.

         - Investments in subsidiaries and partnerships increased by $742.4 million. Due to the deconsolidation of our New Zealand networks business, this investment is now accounted for using the equity method and increased investments in subsidiaries and partnerships by approximately $350 million. We also made an additional $340 million investment in Quanta.

         - Net property, plant and equipment decreased by $1,109.7 million primarily due to the deconsolidation of our New Zealand networks business that removed approximately $1.1 billion from net property, plant and equipment. Also contributing to this decrease was the sale of 50 percent of our ownership of the Aries combined cycle plant to Calpine Corporation. These investments are now accounted for using the equity method and are now reflected in investment in subsidiaries and partnerships.

Total liabilities increased by $1,131.8 million and common shareholders' equity decreased by $7.6 million since December 31, 1999. These increases are primarily attributable to the following:

         - Accounts payable increased by $883.3 million primarily due to the seasonality and price fluctuations of our gas and power trading business.

         - Company-obligated mandatorily redeemable preferred securities increased due to the issuance of $100 million of trust preferred securities on June 30, 2000.

         - Common shareholders' equity decreased by $7.6 million as a result of net income of $83.7 million, offset by common dividends declared of $55.5 million, net treasury stock purchases of $11.1 million, net increases in unfavorable currency translation adjustments of $15.1 million and a $15.6 million decrease in premium on capital stock due to stock issuances for compensation and benefit plans.

         - Short-term and long-term debt, including current maturities of long-term debt, together decreased $293.6 million. This decrease is primarily due to the deconsolidation of our New Zealand business, which removed approximately $670 million of long-term debt from the balance sheet, the retirement of $100 million of 6.375%, Senior Notes, and an increase in short-term debt.

RESULTS OF OPERATIONS

NETWORKS

The table below summarizes the operations of our domestic and international networks for the three and six month periods of each year.

                                                                     Three Months Ended           Six Months Ended
                                                                          June 30,                    June 30,
 ------------------------------------------------------------------------------------------------------------------------
 DOLLARS IN MILLIONS                                                 2000          1999          2000          1999
 ------------------------------------------------------------------------------------------------------------------------
 Sales:
   Electric                                                         $  241.3      $  232.8     $  473.2     $  441.0
   Gas                                                                 112.8         101.9        369.7        371.1
   Other                                                               102.9          54.4        210.9        130.2
 ------------------------------------------------------------------------------------------------------------------------
 Total sales                                                           457.0         389.1      1,053.8        942.3
 ------------------------------------------------------------------------------------------------------------------------
 Cost of sales:
   Electric                                                            106.0          89.1        219.1        170.3
   Gas                                                                  64.1          52.7        229.2        224.2
   Other                                                                86.6          41.6        175.6        106.1
 ------------------------------------------------------------------------------------------------------------------------
 Total cost of sales                                                   256.7         183.4        623.9        500.6
 ------------------------------------------------------------------------------------------------------------------------
 Gross profit                                                          200.3         205.7        429.9        441.7
 ------------------------------------------------------------------------------------------------------------------------
 Operating expenses:
   Operation                                                            87.4          78.1        161.3        149.2
   Depreciation                                                         42.1          40.5         82.2         79.4
   Maintenance                                                          12.5          15.9         25.3         28.4
   Taxes, other than income taxes                                       12.2          16.8         26.8         34.0
 ------------------------------------------------------------------------------------------------------------------------
 Total operating expenses                                              154.2         151.3        295.6        291.0
 ------------------------------------------------------------------------------------------------------------------------
 Equity in earnings of investments and partnerships                      2.8           3.3         14.5          8.2
 Other income                                                            2.6           1.5          1.6          1.4
 ------------------------------------------------------------------------------------------------------------------------
 Earnings before interest and taxes (EBIT)                          $   51.5      $   59.2     $  150.4     $  160.3
 ========================================================================================================================
 EBIT by segment subunit:
     United States                                                  $   17.1      $   27.6     $   88.6     $  105.1
     Canada                                                              5.3           3.7         12.5          7.5
     New Zealand                                                        22.7          21.5         39.0         36.1
     Australia                                                           6.4           6.4         10.3         11.6
 ------------------------------------------------------------------------------------------------------------------------
 Total Networks                                                     $   51.5      $   59.2     $  150.4     $  160.3
 ========================================================================================================================

DOMESTIC NETWORKS

QUARTER-TO-QUARTER

EBIT for our domestic networks decreased $10.5 million in 2000 compared to 1999. This decrease is primarily due to lower gross profit caused primarily by increased purchase power costs, which were approximately 24 percent higher as a result of steep rises in natural gas costs in 2000. The continuation of natural gas costs at these higher levels could have a significant adverse impact on the future operating results of our domestic networks. Additionally, in 1999 we used more pet coke, which is cheaper, however; due to the emission allowance restrictions that took effect January 1, 2000, we have not continued such activity this year. Gross profit in the 2000 period was also reduced as a result of the sale of our West Virginia business that contributed gross profit of $3.5 million in the second quarter of 1999, although EBIT was increased by $2.3 million quarter-to-quarter as this business was unprofitable in the second quarter of 1999.

YEAR-TO-DATE
(FACTORS DISCUSSED IN THE QUARTER-TO-QUARTER COMPARISON ALSO AFFECT THE YEAR-TO-DATE COMPARISONS.)

EBIT for our domestic networks decreased $16.5 million in 2000 compared to the 1999 period. This decrease is primarily due to higher purchased power cost and higher fuel costs as discussed above. Our former West Virginia business contributed $10.6 million of gross profit, but broke even at the EBIT line in 1999. Our weather hedge strategy offset unfavorable weather effects in 2000 by approximately $4.5 million.

REGULATORY MATTERS
The following is a summary of our pending rate case activity:


         RATE CASE                                                                          AMOUNT REQUESTED
        DESIGNATION                 TYPE OF SERVICE              DATE REQUESTED               (IN MILLIONS)
-------------------------------------------------------------------------------------------------------------------
          MINNESOTA                       Gas                     May 12, 2000                    $9.7

We intend to supplement the Minnesota filing in mid-August and expect interim rates to be effective in October.

In June 2000, the Kansas Corporation Commission issued an order approving a settlement of the Kansas gas rate case permitting us to increase Kansas's gas rates by $4.8 million effective on September 1, 2000.

In January 2000, we were ordered to reduce Kansas's electric rates by $8.7 million. A final order was issued July 19, 2000, which revised the rate reduction to $8.3 million effective on January 19, 2000.

ST. JOSEPH LIGHT & POWER

On May 2, 2000, the staff of the Missouri Public Service Commission filed testimony in opposition to our merger with St. Joseph Light & Power Co. under the regulatory plan offered by the applicants. UtiliCorp and St. Joseph Light & Power filed response comments June 26, 2000, and formal hearings were held through July 2000. We expect this merger to be completed by the end of the fourth quarter of 2000. The state commissions in Colorado, Iowa, Minnesota and West Virginia have approved the merger. The Federal Energy Regulatory Commission also approved the merger on July 26, 2000.

EMPIRE DISTRICT ELECTRIC COMPANY

On June 21, 2000, the staff of the Missouri Public Service Commission filed testimony in opposition to our merger with The Empire District Electric Company ("Empire District") under the regulatory plan offered by the applicants. UtiliCorp and Empire District plan to file response comments by August 23, 2000. The formal hearings before the Missouri Commission are scheduled through September 2000. UtiliCorp and Empire District also filed joint applications with the state commissions in Arkansas, Oklahoma and Kansas on January 31, 2000, requesting approval of the merger. Hearings are scheduled in these states for September and October 2000. We expect this merger to be completed by the end of the fourth quarter of 2000. The state commissions in Colorado, Iowa, Minnesota and West Virginia have approved the merger. The Federal Energy Regulatory Commission also approved the merger on July 26, 2000.

INTERNATIONAL NETWORKS

Our international network operations are managed consistent with the strategies of our domestic network business segments. We manage our international businesses with local management that reports separately to our corporate management.

AUSTRALIA

QUARTER-TO-QUARTER

EBIT for our Australia networks was comparable in 2000 to 1999. The improvement in the core utility operations was offset by an adjustment of management fees and increased project costs.

YEAR-TO-DATE
(FACTORS DISCUSSED IN THE QUARTER-TO-QUARTER COMPARISON ALSO AFFECTED THE YEAR-TO-DATE COMPARISONS.)

EBIT for our Australia networks decreased $1.3 million in 2000 compared to 1999. The electric distribution business showed improved results over 1999 but this improvement was more than offset by the seasonality of the gas distribution business, which was purchased in March 1999, and costs associated with our unsuccessful bid to acquire a utility in South Australia.

NEW ZEALAND

QUARTER-TO-QUARTER

EBIT for our New Zealand networks increased $1.2 million compared to the same quarter in 1999. We realized an EBIT contribution of $3.2 million from the Orion acquisition that was effective April 1, 2000 that was partially offset by unfavorable exchange rate changes.

YEAR-TO-DATE
(FACTORS DISCUSSED IN THE QUARTER-TO-QUARTER COMPARISON ALSO AFFECT THE YEAR-TO-DATE COMPARISONS.)

EBIT for our New Zealand networks increased $2.9 million compared to 1999. We realized an EBIT contribution in 2000 from our Orion acquisition and have been able to continue to reduce costs in the integration of our New Zealand investments. These increases were offset by unfavorable exchange rates changes.

CANADA

QUARTER-TO-QUARTER

Canadian networks EBIT increased by $1.6 million in the second quarter 2000 compared to the same period in 1999. A 4.9 percent rate increase, effective January 1, 2000, contributed to this increase.

YEAR-TO-DATE
(FACTORS DISCUSSED IN THE QUARTER-TO-QUARTER COMPARISON ALSO AFFECT THE YEAR-TO-DATE COMPARISONS.)

Canadian networks EBIT increased by $5.0 million in 2000 compared to 1999. The 4.9% rate increase and colder weather in 2000 contributed to this increase.

ENERGY MERCHANT

The table below summarizes the operations of our domestic and international Energy Merchant businesses for the three and six-month periods of ended June 30, 2000 and 1999.

                                                           Three Months Ended             Six Months Ended
                                                                June 30,                      June 30,
------------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                        2000           1999           2000           1999
------------------------------------------------------------------------------------------------------------------
Sales                                                   $  5,313.9    $  3,580.5      $  9,466.7     $  6,828.2
Cost of sales                                              5,191.0       3,513.6         9,255.7        6,714.5
------------------------------------------------------------------------------------------------------------------
Gross profit                                                 122.9          66.9           211.0          113.7
------------------------------------------------------------------------------------------------------------------
Operating expenses:
   Operation                                                  77.2          42.5           139.1           77.8
   Maintenance                                                  .2         ---                .4          ---
   Depreciation                                               13.0           9.4            24.1           18.1
------------------------------------------------------------------------------------------------------------------
Total operating expenses                                      90.4          51.9           163.6           95.9
Equity earnings of investments and
  partnerships                                                 4.1           6.4             8.5           13.4
Other income                                                  12.9           1.8            27.8            3.6
------------------------------------------------------------------------------------------------------------------
Earnings before interest and taxes (EBIT)               $     49.5    $     23.2      $     83.7     $     34.8
==================================================================================================================
EBIT by segment subunit:
   Commodity Services                                   $     34.2    $      9.0      $     55.5     $     17.8
   Capacity Services                                          11.4          13.8            19.9           16.7
   Capital Services                                            3.9            .4             8.3             .3
------------------------------------------------------------------------------------------------------------------
Total Energy Merchant                                   $     49.5    $     23.2      $     83.7     $     34.8
==================================================================================================================

COMMODITY SERVICES

QUARTER-TO-QUARTER

EBIT for our domestic and international marketing business increased by $25.2 million over the same period in the prior year. This increase is due to strong performance across all major portfolios resulting from net long positions with rising commodity prices and a 113 percent increase in term transaction volume quarter-to-quarter. The term transaction volume increases largely stem from increased demand for guaranteed generation and weather products on which we share risk with another company.

YEAR-TO-DATE

(FACTORS DISCUSSED IN THE QUARTER-TO-QUARTER COMPARISON ALSO AFFECT THE YEAR-TO-DATE COMPARISONS.)

EBIT increased by $37.7 in the first six months of 2000 compared to 1999. Strong performances in all of our major portfolios as discussed above led to this increase. We also settled a long-standing contractual dispute, which favorably impacted the first quarter of 2000.

CAPACITY SERVICES

QUARTER-TO-QUARTER

EBIT decreased by $2.4 million in 2000 due primarily to the sale of an IPP project in late 1999 that decreased EBIT $1.9 million on a quarter-to-quarter comparison. A 48% increase in the average natural gas liquids (NGLs) prices, which increased EBIT by $4.0 million, was offset by a 19% decrease in throughput volumes, which decreased EBIT by $2.0 million.

YEAR-TO-DATE

(FACTORS DISCUSSED IN THE QUARTER-TO-QUARTER COMPARISON ALSO AFFECT THE YEAR-TO-DATE COMPARISONS.)

EBIT decreased by $3.2 million primarily due to a 76 percent increase in NGLs prices, which increased EBIT by $10.6 million. Throughput volumes decreased 14 percent and equity earnings decreased due to the loss of the EBIT contribution of an IPP project sold in late 1999.

CAPITAL SERVICES

EBIT increased by $3.5 million for the second quarter and $8.0 million for the year-to-date 2000 in our Capital Services business due to the continued growth in our structured finance business. We have committed approximately $362 million in capital as of June 30, 2000.

SERVICES

Our Services segment includes our investment in Quanta and our telecommunications business. EBIT from our Services business was $7.7 million in the second quarter and $17.9 million for the first six months of 2000. This business segment primarily consists of our management fees and equity earnings from our investment in Quanta. This was a new investment in September 1999.

QUANTA SERVICES, INC.

On April 26, 2000, we increased our ownership in Quanta through the purchase of additional common shares and convertible subordinated notes at a total cost of approximately $340 million. When combined with our previous investments, our fully converted beneficial ownership in Quanta now is approximately 36 percent. We are currently evaluating alternative sources of financing to permanently fund these recent transactions.

CORPORATE AND OTHER

EBIT for Corporate and Other decreased by $8.0 million and $18.2 million when comparing the second quarter and six months of 2000 to 1999. The decrease is attributed to costs associated with our accounts receivable sales programs, prepaid gas contracts and certain other costs related to corporate development activities.

ENVIRONMENTAL MATTERS

Federal and state agencies are investigating apparent violations of environmental laws committed by employees of a former division while we owned the division. Based in Omaha, Nebraska, the division under investigation conducted a water and wastewater treatment business and was sold by us in January 1997. One former employee of the division has pleaded guilty to criminal charges arising out of the investigation. We do not currently know what the outcome of the investigation will be but based on current facts we do not believe that it will have a material adverse effect on our financial condition

ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities---Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133," which amended the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 must be adopted for fiscal years beginning after June 15, 2000.

Significant portions of the derivatives we use are a component of our price risk management activities. These derivatives, along with energy commodity contracts included in our trading activities, are currently reflected on our balance sheet as assets and liabilities at their fair value. We have a project underway to quantify the other effects of adopting SFAS 133 on our financial statements. The new standards could increase volatility in earnings and other comprehensive income.

PART II
OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We held our annual meeting of shareholders on May 3, 2000. At the meeting, the following matters were voted on by the shareholders:

1.   Election of Directors:

                                                                 VOTES            VOTES
     DIRECTOR                                  TERM               FOR            WITHHELD
     --------                                  ----              -----           --------
     Richard C. Green, Jr.                   3 years           79,762,039          950,967
     L. Patton Kline                         3 years           79,638,671        1,074,335

     Following the election, our Board of Directors consisted of Richard C. Green, Jr.; John R. Baker; Herman Cain; Robert K. Green; Irvine O. Hockaday, Jr.; Stanley O. Ikenberry, Ph.D.; Robert F. Jackson, Jr.; Shirley Ann Jackson; and L. Patton Kline.

2. The shareholders voted 75,996,935 For, 3,393,797 Against and 1,322,274 Abstain to amend the 1986 Employee Stock Purchase Plan to allow the issuance of an additional 1,500,000 shares under the terms of the Plan and to re-approve the Plan, as amended, to comply with the requirements of
     Section 423 of the Internal Revenue Code.

3. The shareholders voted 74,285,092 For, 5,045,844 Against and 1,382,070 Abstain to approve the Annual and Long-Term Incentive Plan to comply with the requirements of Section 162(m) of the Internal Revenue Code.

ITEM 6. EXHIBITS

(a)      LIST OF EXHIBITS:

         27    Financial Data Schedule--Six months ended June 30, 2000.

(b)      REPORT ON FORM 8-K

         No reports on Form 8-K were filed during the second quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTILICORP UNITED INC.

By:     /s/ Peter S. Lowe
        ----------------------
        Peter S. Lowe
        Senior Vice President and Chief Financial Officer

Date:   August 10, 2000