Form 10-Q
period 2000-09-30
UTILICORP UNITED INC
filed 2000-11-13
CIK 66960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2000

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


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


Class                                        Outstanding at October 31, 2000
-----
Common Stock, $1 par value                               93,256,333

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Information regarding the consolidated condensed financial statements can be found on pages 3 through 12.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations can be found on pages 13 through 21.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              UTILICORP UNITED INC.
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME--UNAUDITED


                                                                                 Three Months Ended
                                                                                    September 30,
-------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                                            2000              1999
-------------------------------------------------------------------------------------------------------------
Sales                                                                       $ 8,085.5          $ 6,464.2
Cost of sales                                                                 7,817.7            6,175.1
-------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                    267.8              289.1
-------------------------------------------------------------------------------------------------------------
Operating, administrative and maintenance expense                               147.6              152.8
Depreciation and amortization expense                                            49.5               47.4
OTHER (INCOME) EXPENSE:
Equity in earnings of investments and partnerships                              (79.1)             (17.7)
Other                                                                           (13.1)              (8.0)
-------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INTEREST AND TAXES                                              162.9              114.6
-------------------------------------------------------------------------------------------------------------
Interest expense                                                                 44.3               48.2
Minority interest in income of partnership and trusts                            10.2                2.4
-------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                                                    108.4               64.0
Income taxes                                                                     33.5               21.5
-------------------------------------------------------------------------------------------------------------
NET INCOME                                                                  $    74.9         $     42.5
=============================================================================================================
EARNINGS PER COMMON SHARE:
    Basic                                                                   $      .80        $       .46
    Diluted                                                                 $      .80        $       .46
=============================================================================================================
DIVIDENDS PER COMMON SHARE                                                  $      .30        $       .30
=============================================================================================================

See accompanying notes to consolidated condensed financial statements.

                              UTILICORP UNITED INC.
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME--UNAUDITED


                                                                                  Nine Months Ended
                                                                                    September 30,
-------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                                            2000              1999
-------------------------------------------------------------------------------------------------------------
Sales                                                                      $  18,606.3       $  14,235.4
Cost of sales                                                                 17,697.5          13,390.2
-------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                     908.8             845.2
-------------------------------------------------------------------------------------------------------------
Operating, administrative and maintenance expense                                495.3             438.9
Depreciation and amortization expense                                            159.2             141.9
OTHER (INCOME) EXPENSE:
Equity in earnings of investments and partnerships                              (123.2)            (38.4)
Other                                                                            (21.3)             (9.0)
-------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INTEREST AND TAXES                                               398.8             311.8
-------------------------------------------------------------------------------------------------------------
Interest expense                                                                 136.8             127.4
Minority interest in income of partnership and trusts                             26.9               6.8
-------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                                                     235.1             177.6
Income taxes                                                                      76.5              58.4
-------------------------------------------------------------------------------------------------------------
NET INCOME                                                                 $     158.6       $     119.2
=============================================================================================================
EARNINGS PER COMMON SHARE:
    Basic                                                                  $       1.71      $      1.30
    Diluted                                                                $       1.69      $      1.30
=============================================================================================================
DIVIDENDS PER COMMON SHARE                                                 $         .90     $       .90
=============================================================================================================

See accompanying notes to consolidated condensed financial statements.

                              UTILICORP UNITED INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                            September 30,      December 31,
---------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                                              2000              1999
---------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                $    53.3          $   224.9
     Funds on deposit                                                             165.2               47.3
     Accounts receivable, net                                                   2,755.2            1,446.5
     Inventories and supplies                                                     180.1              266.0
     Price risk management assets                                                 614.5              198.2
     Prepayments and other                                                        102.8               89.3
---------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                            3,871.1            2,272.2
---------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net                                              3,159.4            3,665.1
Investments in subsidiaries and partnerships                                    1,820.9            1,063.9
Price risk management assets                                                      493.4              206.5
Merchant notes receivable                                                         325.7              179.3
Deferred charges                                                                  371.6              151.6
---------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                  $10,042.1          $ 7,538.6
===============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
     Current maturities of long-term debt                                     $    16.9          $    42.8
     Short-term debt                                                              437.4              248.9
     Accounts payable                                                           3,100.5            1,713.1
     Accrued liabilities                                                           98.8               59.2
     Price risk management liabilities                                            586.9              181.7
     Other                                                                        105.9               99.0
---------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                       4,346.4            2,344.7
---------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
     Long-term debt, net                                                        2,040.1            2,202.3
     Deferred income taxes and credits                                            463.4              434.2
     Price risk management liabilities                                          1,055.2              520.7
     Minority interest                                                            ---                 76.8
     Other deferred credits                                                       125.1               84.5
---------------------------------------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                                     3,683.8            3,318.5
---------------------------------------------------------------------------------------------------------------

Company-obligated mandatorily redeemable preferred securities of
     partnership and trusts                                                       450.0              350.0
Common shareholders' equity                                                     1,561.9            1,525.4

---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $10,042.1          $ 7,538.6
===============================================================================================================

See accompanying notes to consolidated condensed financial statements.

                              UTILICORP UNITED INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME--UNAUDITED

                                                   Three Months Ended                  Nine Months Ended
                                                      September 30,                      September 30,
-----------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                               2000             1999              2000              1999
-----------------------------------------------------------------------------------------------------------------
Net Income                                      $  74.9          $  42.5           $158.6          $  119.2

Other comprehensive income (loss):
   Unrealized translation adjustments             (12.6)              .7            (58.4)            ---

----------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                            $  62.3          $  43.2           $100.2          $  119.2
================================================================================================================


        CONSOLIDATED CONDENSED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY


                                                                            September 30,      December 31,
---------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                                              2000              1999
---------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
Common Stock: authorized 200,000,000 shares, par value $1 per share;
      93,608,536 shares issued September 30, 2000 and 93,605,700 shares issued at December 31, 1999; authorized 20,000,000 shares of Class A common stock, par value $1 per share,
      none issued                                                              $   93.6           $   93.6
Premium on Capital Stock                                                        1,217.0            1,226.5
Retained Earnings                                                                 314.3              239.3
Treasury Stock, at cost (391,640 and 282,233 shares at September 30,
    2000 and December 31, 1999, respectively)                                      (6.7)              (5.4)
Accumulated Other Comprehensive Losses                                            (56.3)             (28.6)
---------------------------------------------------------------------------------------------------------------
TOTAL COMMON SHAREHOLDERS' EQUITY                                              $1,561.9           $1,525.4
================================================================================================================

See accompanying notes to consolidated condensed financial statements.

                              UTILICORP UNITED INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--UNAUDITED

                                                                                  Nine Months Ended
                                                                                    September 30,
--------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                                           2000               1999
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $   158.6        $   119.2
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization expense                                   159.2            141.9
      Net changes in price risk management assets and liabilities             236.5            (32.5)
      Income taxes and investment tax credits                                  33.8              3.2
      Equity in earnings of investments and partnerships                     (123.2)           (38.4)
      Dividends from investments and partnerships                              54.5             28.0
      Minority interests                                                        3.3              8.0
      Changes in certain assets and liabilities:
         Accounts receivable/payable, net                                     (31.5)             6.1
         Accounts receivable, sold                                            ---              122.8
         Inventories and supplies                                              93.2            (20.4)
         Prepayments and other                                                (15.9)             7.4
         Accrued liabilities, net                                              39.6             43.0
         Other                                                                (18.9)           (17.2)
--------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                         589.2            371.1
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to utility plant                                             (133.1)           (93.3)
      Increases in merchant notes receivable                                 (146.4)          (146.6)
      Investments in international businesses                                (706.6)          (487.0)
      Investments in communication services                                  (387.1)          (208.3)
      Investments in merchant natural gas assets                              ---             (155.0)
      Increases in funds on deposit                                          (117.9)           (39.2)
      Other                                                                   (85.3)           (63.4)
--------------------------------------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                                         (1,576.4)        (1,192.8)
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of long-term debt                                              623.1            885.2
      Issuance of trust preferred securities                                  100.0            250.0
      Retirement of long-term debt                                           (221.7)          (250.3)
      Short-term borrowings net                                               408.6             54.7
      Cash dividends paid                                                     (83.6)           (83.3)
      Other                                                                   (10.8)            26.1
--------------------------------------------------------------------------------------------------------------
CASH PROVIDED FROM FINANCING ACTIVITIES                                       815.6            882.4
--------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                             (171.6)            60.7
Cash and cash equivalents at beginning of period                              224.9            120.5
--------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $    53.3        $   181.2
--------------------------------------------------------------------------------------------------------------

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

                              UTILICORP UNITED INC.
                         NOTES TO CONSOLIDATED CONDENSED
                         FINANCIAL STATEMENTS--CONTINUED
                                   (UNAUDITED)


2. EARNINGS PER COMMON SHARE

The following table shows the amounts used in computing basic and diluted earnings per common share and the effect on income and weighted average number of shares of potential dilutive issuances of common stock for the three- and nine-month periods ended September 30, 2000 and 1999.


                                                             Three Months Ended              Nine Months Ended
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                           September 30,                  September 30,
---------------------------------------------------------------------------------------------------------------------
                                                             2000           1999            2000           1999
---------------------------------------------------------------------------------------------------------------------
Earnings available for common shares                     $  74.9          $  42.5       $  158.6         $  119.2
Convertible bonds                                            ---               .1             .1               .1
---------------------------------------------------------------------------------------------------------------------
Earnings available for common shares after
   assumed conversion of dilutive securities             $  74.9          $  42.6       $  158.7         $  119.3
---------------------------------------------------------------------------------------------------------------------
Earnings per share:
    Basic                                                $    .80         $    .46      $    1.71        $    1.30
    Diluted                                              $    .80         $    .46      $    1.69        $    1.30
---------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares
   used in basic earnings per share                         93.0             91.7           92.9             91.3

Per share effect of dilutive securities:
    Stock options                                             .6               .5             .5               .5
    Convertible bonds                                         .3               .3             .3               .3
---------------------------------------------------------------------------------------------------------------------
Weighted number of common shares and
   dilutive potential common shares used in
   diluted earnings per share                               93.9             92.5           93.7             92.1
---------------------------------------------------------------------------------------------------------------------


3. FINANCINGS, MERGERS, ACQUISITIONS AND DIVESTITURES

QUANTA SERVICES, INC.

In 2000, we increased our ownership in Quanta through the purchase of additional common shares and convertible subordinated notes at a total cost of approximately $360 million. When combined with our previous investments, our fully converted beneficial ownership in Quanta now is approximately 36 percent.

TELECOMMUNICATIONS

In April 2000, we formed a joint venture with GLA New Ventures, L.L.C. to create Everest Global Technologies Group, L.L.C., which intends to construct and operate broadband fiber-optic networks in select U.S. markets. We have also committed, subject to Everest meeting various performance targets and, if required by the Everest board, of which we control 50 percent, that we will provide additional capital funding for expansion purposes. Everest has been approved for competitive local exchange carrier ("CLEC") status in Kansas, Missouri, Oklahoma and Minnesota. We have also received approval for CLEC status in Nebraska and Colorado and filed for approval in Iowa. We have committed $300 million for Everest's construction of its networks in the Kansas City and Tulsa areas under franchises approved and pending. We have invested $17 million in Everest as of September 30, 2000. In October 2000, we invested an additional $25 million in Everest and now own approximately 70% of this company.

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

On June 30, 2000, we sold a portion of our New Zealand investment to a private equity investor (minority shareholder) that reduced our effective ownership in UnitedNetworks to about 62 percent. In connection with the transaction we granted the minority shareholder board and shareholder participation and protective rights and therefore can no longer consolidate our New Zealand operations for financial statement purposes. The major effects of deconsolidation were the reduction of net property, plant and equipment by approximately $1.1 billion and long-term debt by $670 million. Our investment in New Zealand is now accounted for using the equity method.

TRANSALTA ASSETS

On August 31, 2000, we completed our acquisition of TransAlta Corporation's Alberta-based electricity distribution and retail assets for approximately $480 million. We operate the business as UtiliCorp Networks Canada. We financed the purchase with a new $247 million long-term bank facility, a new $212 million short-term bank facility and available cash. On September 6, 2000, we agreed to sell the retail assets to Epcor, a power, water and gas company based in Edmonton, for approximately $75 million. We intend to use the proceeds of this sale to partially pay down the short-term bank facility. We expect this sale to close by the end of 2000.

ST. JOSEPH LIGHT & POWER

On May 2, 2000, the staff of the Missouri Public Service Commission filed testimony in opposition to our merger with St. Joseph Light & Power Co. under the regulatory plan offered by the applicants. UtiliCorp and St. Joseph Light & Power filed response comments June 26, 2000, and formal hearings were held in July 2000. The state commissions in Colorado, Iowa and Minnesota have approved the merger. The Federal Energy Regulatory Commission also approved the merger on July 26, 2000.

In September 2000, we informed St. Joseph Light & Power that we considered a recent fire at their primary power plant potentially material to the merger and launched a due diligence investigation of the issue. Subject to the satisfactory resolution of the investigation and a favorable ruling by the Missouri Public Service Commission on our merger application, we expect this merger to close by the end of 2000.

EMPIRE DISTRICT ELECTRIC COMPANY

On June 21, 2000, the staff of the Missouri Public Service Commission filed testimony in opposition to our merger with The Empire District Electric Company ("Empire District") under the regulatory plan offered by the applicants. The formal hearings before the Missouri Commission were held in September 2000. UtiliCorp and Empire District also filed joint applications with the state commissions in Arkansas, Oklahoma and Kansas on January 31, 2000, requesting approval of the merger. Hearings were held in these states in September and October 2000. We expect this merger to be completed by the end of 2000. The state commissions in Colorado, Iowa and Minnesota have approved the merger. The Federal Energy Regulatory Commission also approved the merger on July 26, 2000.

SENIOR NOTES

The holders of $100 million of our 6.375 percent Senior Notes exercised their option to redeem these notes effective June 1, 2000. We used the proceeds of a $100 million bridge loan to redeem the notes.

TRUST PREFERRED SECURITIES

In June 2000, we established a Delaware statutory business trust that privately sold $100 million of its trust preferred securities to an entity affiliated with a financial institution. The trust preferred securities pay quarterly distributions at a floating rate. We sold senior notes to the trust in exchange for the proceeds the trust received from the sale of the trust preferred securities. After expenses, we received approximately $98 million of proceeds that we used to pay down a portion of the bridge loan we obtained for the redemption of the senior notes discussed above. In connection with this financing, we also agreed to sell $100 million in UtiliCorp United Inc. Common Stock or trust preferred stock at prevailing market prices through the financial institution within 24 months. Under certain circumstances, we may elect to extend this time period for issuance by an additional 12 months.

ALINTAGAS

On October 17, 2000, we closed on our $166 million joint acquisition with United Energy Limited of a 45% cornerstone interest in AlintaGas, a gas distribution utility in Western Australia. We funded one-half of the purchase price primarily through short-term borrowings. The remaining 55% of the shares of AlintaGas were sold to the Australia public in a share float on October 17, 2000. UtiliCorp owns approximately 34% of United Energy.

UECOMM PUBLIC OFFERING

In September 2000, we recorded a $44 million pre-tax gain in "Equity in Earnings of Investments and Partnerships" from the initial public offering of Uecomm Limited (UEC), formerly a wholly owned subsidiary of United Energy Limited. UEC sold 33.5% of its common stock to the public, reducing United Energy's ownership share to 66.5%.

GPU INTERNATIONAL

In October 2000, Aquila Energy, a wholly-owned subsidiary of UtiliCorp, agreed to purchase GPU International, a company holding interests in six independent U.S.-based generating plants and a development generating project, for $225 million. We intend to fund this transaction through a bridge financing facility that we plan to refinance later with permanent capital. The transaction is expected to close by the end of 2000.

4. ENVIRONMENTAL MATTER

Federal and state agencies are investigating apparent violations of environmental laws committed by employees of a former division while we owned the division. Based in Omaha, Nebraska, the division under investigation conducted a water and wastewater treatment business and was sold by us in January 1997. One former employee of the division has pleaded guilty to criminal charges arising out of the investigation. We do not currently know what the outcome of the investigation will be, but based on current facts we do not believe that it will have a material adverse effect on our financial condition.

5. REPORTABLE SEGMENT RECONCILIATION


                                     Three Months Ended              Nine Months Ended
                                        September 30,                  September 30,
---------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                 2000            1999            2000           1999
---------------------------------------------------------------------------------------------
SALES:
Networks:
    United States                $    438.1     $    367.5       $ 1,340.0        $ 1,156.0
    Canada                             90.0           20.2           137.3             63.8
    New Zealand                       ---             60.2           104.6            170.5
    Australia                         ---            ---             ---                ---
---------------------------------------------------------------------------------------------
Total Networks                        528.1          447.9         1,581.9          1,390.3
---------------------------------------------------------------------------------------------
Energy Merchant                     7,557.4        6,016.1        17,024.3         12,844.2
Services                              ---            ---             ---                ---
Corporate and Other                   ---               .2              .1               .9
---------------------------------------------------------------------------------------------
TOTAL                            $  8,085.5     $  6,464.2       $18,606.3        $14,235.4
=============================================================================================

EBIT:
Networks:
    United States                $     45.3     $     45.0       $   133.8        $   150.2
    Canada                              9.8            5.2            22.3             12.7
    New Zealand                        10.3           23.9            49.4             60.0
    Australia                          54.2           10.3            64.5             21.9
----------------------------------------------------------------------------------------------------
Total Networks                        119.6           84.4           270.0            244.8
----------------------------------------------------------------------------------------------------
Energy Merchant                        50.1           27.1           133.8             61.8
Services                                7.9            3.7            25.8              3.7
Corporate and Other                   (14.7)           (.6)          (30.8)             1.5
----------------------------------------------------------------------------------------------------
TOTAL                            $    162.9     $    114.6       $   398.8        $   311.8
==================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              UTILICORP UNITED INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

EXCEPT WHERE NOTED, THE FOLLOWING DISCUSSION REFERS TO THE CONSOLIDATED ENTITY, UTILICORP UNITED INC. OUR BUSINESS SEGMENTS INCLUDE THE FOLLOWING BUSINESS
GROUPS: NETWORKS, CONSISTING PRIMARILY OF DOMESTIC AND INTERNATIONAL TRANSMISSION, DISTRIBUTION AND GENERATION UTILITY OPERATIONS; ENERGY MERCHANT, CONSISTING PRIMARILY OF DOMESTIC AND INTERNATIONAL ENERGY MERCHANT ACTIVITIES AND SERVICES CONSISTING OF OUR TELECOMMUNICATION BUSINESS IN NORTH AMERICA AND VARIOUS EQUITY INVESTMENTS.

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

- We consider the continuation of our investment grade bond rating a key priority for our strategy.

- The timing and extent of changes in interest rates could affect our financial results.

- We may not be able to successfully integrate acquired businesses into our operations.

- The volatility of prices of natural gas and natural gas liquids can significantly affect the earnings contribution from the capacity services segment of our Energy Merchant group.

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

- The results of operations from our Australian operations may be affected in the near future by the next phase of deregulation, which makes customers contestable and resets rates.

- The continued expansion of the electric power markets and development of liquid term markets.

- The inability to pass through increased fuel and purchased power costs in current electric rates in Missouri may affect the results of operations of our networks in periods of increasing natural gas prices.

-    Pending rate proceedings will affect future network earnings.

- Expansion of electric markets in the United Kingdom and Europe will affect both opportunity and competition in marketing and trading activities.

- The sale of a portion of our New Zealand interests may affect future results of operations from our New Zealand operation.

- The construction of broadband fiber-optic networks and start-up operations of our communication business may have a negative effect on results of operations over the next few years.

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

We utilize accounts receivable sales programs to efficiently manage our working capital and provide immediate liquidity. In September 1999, due to growth in the trading business, we increased our total capacity under these programs by $125 million to $405 million. At September 30, 2000, we had sold approximately $367 million of receivables under these programs. Another source of short-term cash has been uncommitted bank loans that aggregated $156 million at September 30, 2000. In addition to the accounts receivable sales program and bank loans, we can issue up to $150 million of commercial paper, which is supported by a $250 million revolving credit agreement. We had commercial paper borrowings outstanding of $50 million at September 30, 2000.

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

On June 30, 2000, we sold a portion of our New Zealand investment to a private equity investor (minority shareholder) that reduced our effective ownership in UnitedNetworks to about 62 percent. In connection with the transaction we granted the minority shareholder board and shareholder participation and protective rights and therefore can no longer consolidate our New Zealand operations for financial statement purposes. The major effects of deconsolidation were the reduction of net property, plant and equipment by approximately $1.1 billion and long-term debt by $670 million. Our investment in New Zealand is now accounted for using the equity method.

In July 2000, we closed on a $321 million prepaid gas sale. We used the proceeds of this transaction to pay down short-term debt.

On August 31, 2000, we completed our acquisition of TransAlta Corporation's Alberta-based electricity distribution and retail assets for approximately $480 million. We operate the business as UtiliCorp Networks Canada. We financed the purchase with a new $247 million long-term bank facility, a new $212 million short-term bank facility and available cash. On September 6, 2000, we agreed to sell the retail assets to Epcor, a water and gas company based in Edmonton, for approximately $75 million. We intend to use the proceeds of this sale to pay down the short-term bank facility. We expect this sale to close by the end of 2000.

On October 17, 2000, we closed on our $166 million joint acquisition with United Energy Limited of a 45% cornerstone interest in AlintaGas, a gas distribution utility in Western Australia. We funded one-half of the purchase price primarily through short-term borrowings. The remaining 55% of the shares of AlintaGas were sold to the Australia public in a share float on October 17, 2000. UtiliCorp owns 34% of United Energy.

In October 2000, Aquila Energy, a wholly-owned subsidiary of UtiliCorp, agreed to purchase GPU International, a company holding interests in six independent U.S.-based generating plants and a development generating project, for $225 million. We intend to fund this transaction through a bridge financing facility that we plan to refinance later with permanent capital. The transaction is expected to close by the end of 2000.

In 2000, we increased our investment in Quanta through the purchase of additional common shares and convertible subordinated notes at a total cost of approximately $360 million. We also have invested $17 million in Everest in 2000. In October 2000, we invested an additional $25 million in Everest. We have committed $300 million for Everest's construction of its networks in the Kansas City and Tulsa areas. We are currently evaluating alternative sources of financing to permanently fund these investments.

SIGNIFICANT BALANCE SHEET MOVEMENTS

Total assets increased by $2,503.5 million since December 31, 1999. This increase is primarily attributable to the following:

- Accounts receivable increased $1,308.7 million primarily due to the seasonality and price fluctuations of our gas and power trading business.

- Inventories and supplies decreased by $85.9 million primarily due to a seasonal decrease in our storage of natural gas and Aquila's increased sales of natural gas inventories due to current high prices.

- Price risk management liabilities, net of assets, increased by $236.5 million. The $321 million prepaid gas sale was the primary cause for the increase. Both the assets and liabilities also increased due to the pricing of contracts based on market prices of gas and power, which can fluctuate significantly.

- Investments in subsidiaries and partnerships increased by $757.0 million. Due to the deconsolidation of our New Zealand networks business, this investment is now accounted for using the equity method, which increased investments in subsidiaries and partnerships by approximately $350 million. We also made an additional $360 million investment in Quanta.

- Net property, plant and equipment decreased by $505.7 million primarily due to the deconsolidation of our New Zealand networks business. This transaction removed approximately $1.1 billion from net property, plant and equipment. Also contributing to this decrease was the sale of 50 percent of our ownership of the Aries combined cycle plant to Calpine Corporation. These investments are now accounted for using the equity method and reflected in investment in subsidiaries and partnerships. These decreases were offset in part by the purchase of TransAlta's electric distribution business that added approximately $502 million to net property, plant and equipment.

- Deferred charges increased $220 million, primarily due to approximately $119 million of deferred purchase power costs relating to the TransAlta acquisition and $35 million of down payments on turbines for Aquila's merchant operations.

Total liabilities increased by $2,467.0 million and common shareholders' equity increased by $36.5 million since December 31, 1999. These increases are primarily attributable to the following:

- Accounts payable increased by $1,387.4 million primarily due to the seasonality and price fluctuations of our gas and power trading business.

- Short-term debt increased $188.5 million primarily due to $212 million of short-term debt incurred in the TransAlta acquisition.

- Long-term debt, including current maturities of long-term debt, decreased $188.1 million. This decrease is primarily due to the deconsolidation of our New Zealand business, which removed approximately $670 million of long-term debt from the balance sheet and the retirement of $100 million of 6.375%, Senior Notes. This decrease was partially offset by $247 million of long-term debt incurred in the TransAlta acquisition and $274 million of long-term debt incurred in the Orion acquisition.

- Company-obligated mandatorily redeemable preferred securities increased due to the issuance of $100 million of trust-preferred securities on June 30, 2000.

- Common shareholders' equity increased by $36.5 million as a result of net income of $158.6 million, offset by common dividends declared of $83.6 million, net treasury stock purchases of $1.3 million, net increases in unfavorable currency translation adjustments of $27.7 million and a $9.5 million decrease in premium on capital stock due to stock issuances for compensation and benefit plans. The increase in unfavorable currency translation adjustments was offset by $30.7 million of unfavorable currency translation adjustments eliminated in the deconsolidation of our New Zealand business.

RESULTS OF OPERATIONS

NETWORKS

The table below summarizes the operations of our domestic and international networks for the three- and nine-month periods of each year.

                                                                   Three Months Ended             Nine Months Ended
                                                                      September 30,                 September 30,
 --------------------------------------------------------------------------------------------------------------------
 DOLLARS IN MILLIONS                                               2000          1999           2000            1999
 --------------------------------------------------------------------------------------------------------------------
 Sales:
   Electric*                                                    $  308.3      $  306.2     $    781.5        $  747.2
   Gas                                                              97.1          79.5          466.9           450.6
   Other                                                           122.7          62.2          333.5           192.5
 --------------------------------------------------------------------------------------------------------------------
 Total sales                                                       528.1         447.9        1,581.9         1,390.3
 --------------------------------------------------------------------------------------------------------------------
 Cost of sales:
   Electric*                                                       171.3         135.2          390.4           305.5
   Gas                                                              55.4          38.3          284.6           262.5
   Other                                                           120.0          53.7          295.6           159.8
 --------------------------------------------------------------------------------------------------------------------
 Total cost of sales                                               346.7         227.2          970.6           727.8
 --------------------------------------------------------------------------------------------------------------------
 Gross profit*                                                     181.4         220.7          611.3           662.5
 --------------------------------------------------------------------------------------------------------------------
 Operating expenses:
   Operation                                                        68.0          77.6          229.2           226.8
   Depreciation and amortization                                    36.3          38.5          118.5           118.1
   Maintenance                                                      13.5          13.2           38.8            41.6
   Taxes, other than income taxes                                   10.8          20.0           37.7            53.9
 --------------------------------------------------------------------------------------------------------------------
 Total operating expenses                                          128.6         149.3          424.2           440.4
 --------------------------------------------------------------------------------------------------------------------
 Equity in earnings of investments and partnerships                 64.3           6.7           78.8            14.9
 Other income                                                        2.5           6.3            4.1             7.8
 --------------------------------------------------------------------------------------------------------------------
 Earnings before interest and taxes (EBIT)                      $  119.6      $   84.4     $    270.0        $  244.8
 ====================================================================================================================
EBIT by segment subunit:
     United States                                              $   45.3      $   45.0     $    133.8        $  150.2
     Canada                                                          9.8           5.2           22.3            12.7
     New Zealand                                                    10.3          23.9           49.4            60.0
     Australia                                                      54.2          10.3           64.5            21.9
 --------------------------------------------------------------------------------------------------------------------
Total Networks                                                  $  119.6      $   84.4     $    270.0        $  244.8
 ====================================================================================================================

* Sales, cost of sales and gross profit for the third quarter and nine months of 2000 were increased by the acquisition of TransAlta's electricity distribution and retail assets on August 31, 2000. The deconsolidation of our New Zealand business on June 30, 2000 decreased sales and gross profit.

DOMESTIC NETWORKS

QUARTER-TO-QUARTER

EBIT for our domestic networks increased $.3 million in 2000 compared to 1999. Gross profit was lower primarily due to increased purchase power and fuel costs that were higher as a result of steep rises in natural gas costs in 2000. Reduced operating expenses including property and franchise taxes offset this effect. The continuation of natural gas costs at these higher levels could have an adverse impact on the future operating results of our domestic networks, as we are not permitted to pass these costs through in current electric rates in Missouri. We are confident that we can manage this price exposure going forward which will minimize its financial impact.

YEAR-TO-DATE
(FACTORS DISCUSSED IN THE QUARTER-TO-QUARTER COMPARISON ALSO AFFECT THE YEAR-TO-DATE COMPARISONS.)

EBIT for our domestic networks decreased $16.4 million in 2000 compared to the 1999 period. This decrease is primarily due to higher purchased power cost and fuel costs offset by reduced operating expenses as discussed above. In 1999, our West Virginia business contributed $15.0 million of gross profit, but did not contribute to the EBIT line. We sold that business at the end of 1999.

REGULATORY MATTERS

The following is a summary of our pending rate case activity:


                                                                                             AMOUNT REQUESTED
    RATE CASE DESIGNATION            TYPE OF SERVICE              DATE REQUESTED               (IN MILLIONS)
------------------------------ --------------------------- --------------------------- ----------------------
          MINNESOTA                       Gas                     May 12, 2000                    $9.7

We supplemented our Minnesota filing in mid-August and interim rates became effective October 1, 2000.

In June 2000, the Kansas Corporation Commission issued an order approving a settlement of the Kansas gas rate case permitting us to increase Kansas's gas rates by $4.8 million effective September 1, 2000.

In January 2000, we were ordered to reduce Kansas's electric rates by $8.7 million. A final order was issued July 19, 2000, revising the rate reduction to $8.3 million effective on January 19, 2000.

We have appealed the Commission decisions in the Kansas gas and electric cases to the Kansas State Court of Appeals.

ST. JOSEPH LIGHT & POWER

On May 2, 2000, the staff of the Missouri Public Service Commission filed testimony in opposition to our merger with St. Joseph Light & Power Co. under the regulatory plan offered by the applicants. UtiliCorp and St. Joseph Light & Power filed response comments June 26, 2000, and formal hearings were held in July 2000. The state commissions in Colorado, Iowa and Minnesota have approved the merger. The Federal Energy Regulatory Commission also approved the merger on July 26, 2000.

In September 2000, we informed St. Joseph Light & Power that we considered a recent fire at their primary power plant potentially material to the merger and launched a due diligence investigation of the issue. Subject to the satisfactory resolution of the investigation and a favorable ruling by the Missouri Public Service Commission on our merger application, we expect this merger to close by the end of 2000.

EMPIRE DISTRICT ELECTRIC COMPANY

On June 21, 2000, the staff of the Missouri Public Service Commission filed testimony in opposition to our merger with The Empire District Electric Company ("Empire District") under the regulatory plan offered by the applicants. The formal hearings before the Missouri Commission were held in September 2000. UtiliCorp and Empire District also filed joint applications with the state commissions in Arkansas, Oklahoma and Kansas on January 31, 2000, requesting approval of the merger. Hearings were held in these states in September and October 2000. We expect this merger to be completed by the end of 2000. The state commissions in Colorado, Iowa and Minnesota have approved the merger. The Federal Energy Regulatory Commission also approved the merger on July 26, 2000.

INTERNATIONAL NETWORKS

Our management of international network operations is consistent with the strategies of our domestic network business segments. We manage our international businesses with local management that reports separately to our corporate management.

AUSTRALIA

QUARTER-TO-QUARTER

EBIT for our Australia networks increased $43.9 million in 2000 compared to 1999. The increase was due to the recognition of a pre-tax gain of $44.0 million from the completed initial public offering of Uecomm Limited shares to the public.

YEAR-TO-DATE
(FACTORS DISCUSSED IN THE QUARTER-TO-QUARTER COMPARISON ALSO AFFECTED THE YEAR-TO-DATE COMPARISONS.)

EBIT for our Australia networks increased $42.6 million in 2000 compared to 1999. The increase was primarily the result of the gain discussed above. The electric distribution business showed improved results over 1999 but this improvement was more than offset by the seasonality of the gas distribution business, which was purchased in March 1999, and costs associated with our unsuccessful bid to acquire a utility in South Australia.

NEW ZEALAND

QUARTER-TO-QUARTER

EBIT for our New Zealand networks decreased $13.6 million compared to the same quarter in 1999. The decrease in EBIT was due primarily to the deconsolidation of our New Zealand business effective June 30, 2000. The deconsolidation meant recognizing our share of the net earnings of that business after interest and taxes, as equity earnings in the third quarter of 2000. The net income contribution of our New Zealand networks increased $1.7 million in the third quarter of 2000 compared to 1999. The devaluation of the New Zealand dollar has also reduced EBIT.

YEAR-TO-DATE
(FACTORS DISCUSSED IN THE QUARTER-TO-QUARTER COMPARISON ALSO AFFECT THE YEAR-TO-DATE COMPARISONS.)

EBIT for our New Zealand networks decreased $10.6 million compared to 1999. The decrease in EBIT for the year-to-date is the result of the deconsolidation in the third quarter of 2000 and devaluation of the New Zealand dollar described above, offset in part by a $3.2 million EBIT contribution from our Orion acquisition.

CANADA

QUARTER-TO-QUARTER

Canadian networks EBIT increased by $4.6 million in the third quarter 2000 compared to the same period in 1999. We realized a $4.1 million EBIT contribution from our acquisition of the Alberta electric distribution and retail assets of TransAlta effective August 31, 2000. A 4.9 percent rate increase for our West Kootenay Power operations effective January 1, 2000, also contributed to this increase.

YEAR-TO-DATE
(Factors discussed in the quarter-to-quarter comparison also affect the year-to-date comparisons.)

Canadian networks EBIT increased by $9.6 million in 2000 compared to 1999. This increase was primarily due to the TransAlta acquisition discussed above. The 4.9% rate increase and colder winter weather in 2000 for our West Kootenay Power operations also contributed to this increase.

ENERGY MERCHANT
The table below summarizes the operations of our domestic and international Energy Merchant businesses for the three- and nine-month periods ended September 30, 2000 and 1999.

                                                        Three Months Ended          Nine Months Ended
                                                           September 30,              September 30,
---------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS                                     2000         1999          2000           1999
---------------------------------------------------------------------------------------------------------------
Sales                                                 $7,557.4    $ 6,016.1     $17,024.3     $ 12,844.2
Cost of sales                                          7,471.0      5,947.6      16,726.9       12,662.2
------------------------------------------------------------------------------------------------------------
Gross profit                                              86.4         68.5         297.4          182.0
------------------------------------------------------------------------------------------------------------
Operating expenses:
   Operation and maintenance                              49.1         42.4         188.6          120.2
   Depreciation and amortization                          10.5          9.4          34.6           27.4
------------------------------------------------------------------------------------------------------------
Total operating expenses                                  59.6         51.8         223.2          147.6
Equity in earnings of investments and
  partnerships                                             4.6          6.4          13.2           19.7
Other income                                              18.7          4.0          46.4            7.7
------------------------------------------------------------------------------------------------------------
Earnings before interest and taxes (EBIT)             $   50.1     $   27.1     $   133.8     $     61.8
============================================================================================================
EBIT by segment subunit:
   Commodity Services                                 $   22.5     $   10.4     $    78.0     $     28.2
   Capacity Services                                      16.0         14.2          35.9           30.9
   Capital Services                                       11.6          2.5          19.9            2.7
------------------------------------------------------------------------------------------------------------
Total Energy Merchant                                 $   50.1     $   27.1     $   133.8     $     61.8
============================================================================================================


COMMODITY SERVICES

QUARTER-TO-QUARTER

EBIT for our domestic and international marketing business increased by $12.1 million over the same period in the prior year. This reflects strong performance across all major portfolios resulting from net long positions with rising commodity prices and a 52% increase in term transaction volume quarter-to-quarter. The term transaction volume increases largely stem from increased demand for guaranteed generation and weather products on which we share risk with another company.

YEAR-TO-DATE
(FACTORS DISCUSSED IN THE QUARTER-TO-QUARTER COMPARISON ALSO AFFECT THE YEAR-TO-DATE COMPARISONS.)

EBIT increased by $49.8 in the first nine months of 2000 compared to 1999. Strong performances in all of our major portfolios as discussed above led to this increase. We also settled a long-standing contractual dispute, which favorably impacted the first quarter of 2000.

CAPACITY SERVICES

QUARTER-TO-QUARTER

EBIT increased by $1.8 million in 2000 due primarily to a power sale from a new contractual arrangement that generated EBIT of $7.5 million. This increase was partially offset by a 19% decrease in throughput volumes that decreased EBIT by $1.4 million and the sale of an independent power project in late 1999 that decreased EBIT by $2.5 million.

YEAR-TO-DATE
(FACTORS DISCUSSED IN THE QUARTER-TO-QUARTER COMPARISON ALSO AFFECT THE YEAR-TO-DATE COMPARISONS.)

EBIT increased by $5.0 million primarily due to the power sale discussed above. A 44% increase in natural gas liquids prices, offset by throughput volumes that decreased 13%, resulted in an $8.2 million net increase in EBIT. Equity earnings decreased due to the loss of the EBIT contribution of an independent power project sold in late 1999.

CAPITAL SERVICES

EBIT increased by $9.1 million for the third quarter and $17.2 million for the year-to-date 2000 in our Capital Services business due to the continued growth in our structured finance business. We have committed approximately $448 million in capital as of September 30, 2000. We also closed a $321 million prepaid gas sale in the third quarter of 2000, that contributed to the EBIT growth in 2000.

SERVICES

Our Services segment includes our investment in our North American telecommunications business and Quanta. EBIT from our Services business was $7.9 million in the third quarter and $25.8 million for the first nine months of 2000, compared to $3.7 million in each of the same periods of 1999. This business segment's EBIT primarily consists of our management fees and equity earnings from our investment in Quanta. This was a new investment in September 1999. We also incurred approximately $1.8 million of start-up costs in our telecommunications business in the third quarter of 2000.

QUANTA SERVICES, INC.

In 2000, we increased our ownership in Quanta through the purchase of additional common shares and convertible subordinated notes at a total cost of approximately $360 million. When combined with our previous investments, our fully converted beneficial ownership in Quanta now is approximately 36 percent. We are currently evaluating alternative sources of financing to permanently fund these recent transactions.

CORPORATE AND OTHER

EBIT for Corporate and Other decreased by $14.1 million and $32.3 million when comparing the third quarter and nine months of 2000 to 1999. The decrease is primarily the result of increased costs associated with our accounts receivable sales programs and certain other costs related to corporate development activities.

ENVIRONMENTAL MATTERS

Federal and state agencies are investigating apparent violations of environmental laws committed by employees of a former division while we owned the division. Based in Omaha, Nebraska, the division under investigation conducted a water and wastewater treatment business and was sold by us in January 1997. One former employee of the division has pleaded guilty to criminal charges arising out of the investigation. We do not currently know what the outcome of the investigation will be, but based on current facts we do not believe that it will have a material adverse effect on our financial condition

ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133," which amended the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. We will adopt SFAS 133, as amended, effective January 1, 2001. The adoption of these standards could increase volatility in earnings and other comprehensive income or result in certain changes in our business practices.

Significant portions of the derivatives we use are a component of our price risk management activities. These derivatives, along with energy commodity contracts included in our trading activities, are currently reflected on our balance sheet as assets and liabilities at their fair value.

We have identified applicable contracts and evaluated them for classification as derivatives or to determine if they contain embedded derivatives that must be separately accounted for under SFAS 133. We have assessed the designation of certain of these contracts as hedges and evaluated their effectiveness. We have performed preliminary valuations of these derivatives based on the current inventory and market conditions as of September 30, 2000. Our current assessment is that the cumulative effect of adoption on our results of operations, other comprehensive income and financial condition would not be significant. This is based upon our present portfolio of derivatives and current market conditions. Our portfolio of derivatives is subject to change from time to time based on management's decisions as to the appropriate strategies and our overall risk management levels. In addition, changes in market prices, interest rates and foreign currency rates could increase the cumulative effect on earnings and other comprehensive income between September 30, 2000 and the effective date.

PART II
OTHER INFORMATION


ITEM 6. EXHIBITS

(a)      LIST OF EXHIBITS:

         27  Financial Data Schedule--Nine months ended September 30, 2000.

(b)      REPORT ON FORM 8-K

             No reports on Form 8-K were filed during the third quarter of 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTILICORP UNITED INC.


By:        /s/ Peter S. Lowe
           --------------------------
           Peter S. Lowe
           Senior Vice President and Chief Financial Officer

Date:   November 13, 2000