Form 10-K405
period 2000-12-31
UTILICORP UNITED INC
filed 2001-03-29
CIK 66960

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 1-3562

UTILICORP UNITED INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	44-0541877 (I.R.S. Employer Identification No.)

20 West Ninth Street, Kansas City, Missouri 64105
(Address of principal executive offices)

Registrant's telephone number, including area code (816) 421-6600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 per share
Convertible Subordinated Debentures,
6 5/8% due July 1, 2011
Cumulative Monthly Income Preferred Securities,
8 7/8% Series A, due June 12, 2025
9 3/4% Premium Equity Participating Security Units, due November 16, 2004	New York, Pacific and Toronto Stock Exchanges New York Stock Exchange New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 16, 2001 as reported on the New York Stock Exchange, was approximately $3,279,216,732. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Title	Outstanding (at March 16, 2001)
Common Stock, par value $1.00 per share	112,632,169

Documents Incorporated by Reference:	Where Incorporated:
2000 Annual Report to Shareholders	Part 2
Proxy Statement for 2001 Annual Shareholders Meeting	Part 3

PART I

Item 1. Business.

Organization and History

    UtiliCorp United Inc. (the company, which may be referred to as we, us, or our) is a multinational energy solutions provider headquartered in Kansas City, Missouri. We began as Missouri Public Service Company in 1917 and reincorporated in Delaware as UtiliCorp United Inc. in 1985. Our objective is to be a leading multinational energy solutions provider. In pursuing this objective, we strive to be a premier manager of energy assets and a leading energy merchant and services provider in the markets in which we compete. Today we operate regulated or merchant businesses on three continents. As of December 31, 2000, we had 8,228 employees, including 4,946 in the United States, with the remaining employees located primarily in Canada, Australia and New Zealand. Our businesses are organized into three groups consisting of Networks, Energy Merchant and Services:

  •
  Network—includes our domestic and international regulated electric and gas operations. In the United States, we provide gas and/or electricity to approximately 1.3 million customers in seven Midwestern states. Internationally, we own interests in electric, gas and broadband networks in Australia and New Zealand which serve approximately 2.2 million customers, and provide electric distribution services to approximately 500,000 customers in Canada.

  •
  Energy Merchant—includes our wholly owned subsidiary, Aquila, Inc. (formerly known as Aquila Energy Corporation), which markets and trades wholesale natural gas, electricity and other commodities, and deals in a wide range of energy-related financial and risk management products and services in North America and Western Europe. Aquila owns, operates and contractually controls electric power generation assets, natural gas gathering, transportation, processing and storage assets, and a coal blending, storage and handling facility.

  •
  Services—includes our 36% interest in Quanta Services, Inc., a publicly traded company (NYSE:PWR) that provides specialized contracting services to utilities, telecommunications and cable television companies, and governmental agencies and our domestic broadband communications business.

Our Strategy

    Our vision is to be a premier manager of energy assets and a leading energy merchant and services provider in the markets in which we compete. We pursue this vision by executing a strategy that emphasizes an "invest, optimize and monetize" philosophy. We identify and invest in attractive assets and optimize the structure, operation and performance of our existing assets and our new investments. We then selectively monetize the value we have created in these assets. We believe this strategy enables us to compete in the deregulating energy marketplace and enhances shareholder value.

Pursue Strategic Acquisitions, Alliances and Investments

    Growth through mergers and acquisitions has been a major part of our strategy for more than a decade. We believe that our approximately $4.6 billion in mergers, acquisitions and investments since 1984 has played an integral role in establishing us as a leading diversified energy provider. During 2000, we completed approximately $1.6 billion of acquisitions that align with our strategies. We believe that these acquisitions will assist us in achieving our projected 15% earnings per share growth in 2001.

    In making strategic investments, we seek early entry into markets that have recently opened up or are opening up to competition. This has allowed us to manage assets in areas of the world that are undergoing deregulation and the numerous challenges and opportunities it can create. For example, we were one of the first U.S. companies to invest in the deregulating Australian and New Zealand markets. Today, we manage or have interests in electric and natural gas distribution companies in Australia and New Zealand with assets totaling approximately $4.2 billion. In addition, Aquila has been an early entrant into the expanding European market and has been a leader in establishing trading and marketing operations overseas. We believe that each of these investments supports our goal of achieving critical mass in the markets in which we compete.

    Historically, we have attempted to mitigate risks associated with international investments by limiting our capital investment to the amount required to gain operating control of assets and by focusing on countries with stable political and economic environments. In order to optimize the value of our investments, we generally seek to finance our international investments in local currencies, and, when feasible, we make these investments through joint ventures with local strategic financial partners. This partnership structure allows us to leverage our operating skills with our partners' financial resources and local political knowledge.

Manage, Align and Optimize Businesses

    We manage all of our existing assets and new investments in the same manner, focusing on opportunities to:

  •
  Improve operations and increase profitability by consolidating and integrating closely related activities.

  •
  Restructure businesses such as retail and contracting services businesses embedded in our energy network businesses.

  •
  Develop new revenue sources from existing assets.

  •
  Leverage the merchant skills and knowledge base we have developed through our participation in global natural gas and power markets.

    All of these activities enable us to optimize the operation and performance of our assets while continuing to provide cost-competitive, high quality energy and energy-related solutions to our customers. For example, we consolidated many of the operations of our domestic electric and natural gas distribution businesses and, as a result, improved our ability to serve our customers and provide them with a broader range of energy solutions.

Extract Value

    We constantly pursue opportunities to realize value with respect to the properties and assets we manage. One way we realize this value is to restructure and reposition integrated network assets we have acquired. An example of this is our sale of our retail businesses, including supply and customer billing functions, in Australia, New Zealand and Canada. Another way we extract this value is to monetize investments through initial public offerings or third party transactions. During 2000, for example, United Energy (34% owned by us) sold shares through an initial public offering of its former wholly owned subsidiary, Uecomm Limited. This transaction enabled us to realize value we had created over several years. We continue to pursue similar value realization opportunities through transactions such as the announced initial public offering of Aquila and the planned sale of our United States network construction and maintenance business.

Our Competitive Strengths

    We believe we have developed substantial competitive strengths that will enable us to continue to successfully execute our strategy. In particular, our international operations have provided our management valuable experience in operating in emerging deregulated markets. We believe our competitive strengths are reflected in our demonstrated track record of consistently achieving above industry average earnings growth and include:

Networks

  •
  Willingness to monetize assets whose operations we have successfully optimized following investment/acquisition.

  •
  Proven track record of quickly and successfully integrating both domestic and international businesses obtained through mergers and acquisitions.

  •
  Valuable knowledge and experience in deregulating markets gained through our operations in Australia, New Zealand and Canada.

  •
  Non-nuclear domestic and international network businesses focused on the delivery of superior energy solutions and services to our customers.

Energy Merchant

  •
  Leading position as a wholesale marketer of power and natural gas in North America.

  •
  Proven risk management policies, procedures and systems to limit exposure to commodity market positions and counterparty risk.

  •
  Ability to develop and market innovative custom products and services to existing customer base.

  •
  Superior market knowledge that allows us to recognize and pursue strategic opportunities.

  •
  Experience in trading commodities and successfully operating a competitive non-regulated business since Aquila's formation in 1986.

Services

  •
  Ownership stake in Quanta allows us to participate in the rapid build-out of telecommunications and utility infrastructure.

  •
  Insight gained from Quanta investment provides important market knowledge in the telecommunications industry.

Mergers, Acquisitions & Divestitures

Sale of West Kootenay Generation Business

    On March 26, 2001 we announced that we have filed an application with the British Columbia Utilities Commission for approval to sell our West Kootenay generation business to Columbia Power Corporation and the Columbia Basin Trust for approximately $77 million. Additionally, we would enter into a long-term power purchase agreement with the new owners. The transaction is expected to close by June 30, 2001, subject to regulatory approval and acceptable financing arrangements.

Empire District Electric Company

    On January 2, 2001, we notified The Empire District Electric Company that we were terminating our merger agreement with them. Under the terms of the agreement, either company could terminate the deal if regulatory approvals of the merger were not obtained by December 31, 2000. As of December 31, 2000, the Arkansas Public Service Commission had rejected our merger application and the Kansas Corporation Commission had not acted on our application.

St. Joseph Light & Power Company

    Effective December 31, 2000, St. Joseph Light & Power Company (SJL&P) merged with us. Under the agreement, SJL&P shareholders received $23.00 in UtiliCorp common shares for each SJL&P common share held. We issued approximately 6.6 million shares of UtiliCorp common stock with a total value of $190.2 million in connection with this merger. We also assumed short-term debt of $23.6 million and long-term debt of $68.1 million. We accounted for the transaction as a purchase.

Proposed Aquila Stock Offering

    In December 2000, we announced our current intention to offer approximately 20% of Aquila's stock to the public in an initial public offering.

GPU International

    On December 22, 2000, Aquila purchased GPU International, a company holding interests in six independent U.S.-based generating plants for $225 million. We accounted for this transaction as a purchase.

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

Initial Public Offering—Uecomm Limited

    In September 2000, Uecomm Limited (UEC), formerly a wholly owned subsidiary of United Energy Limited sold 34%, of its common stock to the public, reducing United Energy's ownership share of Uecomm to 66%. As a result, we recorded a $44 million gain in "Equity in Earnings of Investments and Partnerships" from the initial public offering.

TransAlta Assets

    On August 31, 2000, we completed our acquisition of TransAlta Corporation's Alberta-based electricity distribution and retail assets for approximately $480 million. We operate this business as UtiliCorp Networks Canada (Alberta) Ltd. On November 28, 2000, we sold the retail assets to EPCOR, an Edmonton-based power, water and gas company, for approximately $75 million.

Pulse Energy

    On June 30, 2000, United Energy and Energy Partnership (Ikon Energy Pty Ltd) closed a transaction that resulted in the formation of Pulse Energy, a joint venture with Shell Australia Limited and Woodside Energy Limited. United Energy contributed its electric retail customers in exchange for $210 million and Ikon contributed its gas retail customers in exchange for $281 million. United Energy and Ikon each loaned Pulse $70 million, and hold a combined 50% ownership of Pulse.

Sale of Retail Marketing

    In January 2000, we sold our retail gas marketing business for $14 million.

Sale of West Virginia Power Division

    On September 9, 1999, we agreed to sell our West Virginia Power division to Allegheny Energy, Inc. for $75 million. The sale closed on December 31, 1999 and resulted in a gain of $4.5 million. In addition to the sale of West Virginia Power's electric and natural gas distribution assets, we entered into a separate agreement for Allegheny to purchase Appalachian Electric Heating, our heating and air conditioning service business in West Virginia.

Aquila Gas Pipeline Tender Offer

    On May 7, 1999, approximately 3.4 million shares of Aquila Gas Pipeline Corporation (AQP) were tendered to us at $8.00. The 3.4 million shares together with the 24.0 million shares already held represented 93% of AQP's total shares outstanding. All remaining shares not tendered were converted in a "short-form" merger into a right to receive $8.00 per share. Upon completion of the short-form merger on May 14, 1999, AQP ceased being a publicly traded company and became wholly owned by Aquila.

Multinet/Ikon

    In March 1999, we acquired a 25.5% equity interest in two Melbourne-area gas businesses, the Multinet gas distribution utility and the Ikon Energy gas retail sales business, for $224 million. These investments are accounted for under the equity method.

Natural Gas Storage Facility

    On March 29, 1999, we agreed to purchase Western Gas Resources Storage Inc. The $100 million cash transaction increased our ownership and control of strategically located natural gas storage assets. The 2,400-acre subsurface facility in Katy, Texas has a storage capacity of 20 billion cubic feet. The purchase closed on May 3, 1999.

Interest in New Zealand Electric Utilities

    Through a series of transactions in 1998, we acquired an additional 48% of Power New Zealand's common stock for approximately $245 million, increasing our ownership to 78.6%. Concurrent with this acquisition, we sold our 39.6% interest in New Zealand's WEL Energy Group, which we acquired throughout 1995, 1996 and 1997, and bought out the 21% minority shareholder in our New Zealand subsidiary, UtiliCorp N.Z., Inc.

    New Zealand's Electricity Industry Reform Act of 1998 required all the country's utilities to separate ownership of their lines (network) and supply (generation and retail) businesses. Power New Zealand, with approximately 90% of its assets and earnings in the lines area, in November 1998 announced its intention to remain in the network business and to exit the supply business. It also agreed to purchase the Wellington-based lines assets of TransAlta New Zealand Ltd. and to sell to TransAlta its retail electricity business serving the Auckland area for a net expenditure by Power New Zealand of $238 million.

    Because Power New Zealand's name transferred to TransAlta as part of the retail business TransAlta acquired, the network business became UnitedNetworks Limited on January 1, 1999.

    In November 1998, Power New Zealand agreed to purchase the electric line assets of neighboring power company TrustPower Limited for approximately $261 million. The assets became part of a greater network, which includes parts of metropolitan Auckland and other areas in the central and southern regions of New Zealand's North Island. The TrustPower transaction closed in January 1999. Completion of the TransAlta and TrustPower transactions created the country's largest electricity distribution network.

    On March 22, 2000, we expanded our presence in the New Zealand energy market by announcing an agreement to purchase the natural gas distribution network and North Island contracting business of Orion New Zealand Limited for about $274 million. The transaction had an effective date of April 1, 2000.

    On June 30, 2000, we sold a portion of our New Zealand investment to a private equity investor (minority shareholder) that reduced our effective ownership in UnitedNetworks to about 62 percent. In connection with the transaction we granted the minority shareholder participation and protective rights and therefore no longer consolidate our New Zealand operations for financial statement purposes.

Initial Public Offering—United Energy Limited

    In May 1998, United Energy Limited (UEL) sold 42% of its common stock to the Australian public. As a result, we recorded a $45.3 million gain. The partial sale to the public reduced our effective ownership of UEL to 29%.

    Concurrent with UEL's stock offering, we bought an additional 5% in UEL from another company to bring our ownership to 34%. The management agreement between UEL and UtiliCorp remains in place.

Business Group Summary

    Segment information for the three years ended December 31, 2000 is incorporated by reference to pages 53 through 55 of our 2000 Annual Report to Shareholders.

I.  Networks

Electric Operating Statistics

    The following table summarizes sales, volumes and customers for our North American electric network generation, transmission and distribution businesses.

	2000	1999	1998	1997	1996	10 Year Average Annual Growth Rate
Sales (in millions)
Residential	$309.8	$270.5	$279.1	$268.3	$264.3	8.0%
Commercial	222.3	179.8	179.4	173.4	167.0	10.9
Industrial	287.4	84.9	83.0	82.2	79.8	23.1
Other	284.0	227.3	162.1	123.3	101.1	20.3

Total	$1,103.5	$762.5	$703.6	$647.2	$612.2	13.8%

Volumes [Megawatt Hours (MWH)—000's]
Residential	4,770	4,072	4,104	3,885	3,887	7.2%
Commercial	4,036	3,133	3,069	2,883	2,775	11.4
Industrial	7,992	2,101	2,041	1,993	1,973	22.8
Other	5,966	5,344	5,809	4,997	3,651	16.4

Total	22,764	14,650	15,023	13,758	12,286	14.1%

Customers at Year End
Residential	677,875	377,096	396,912	388,532	381,684	11.6%
Commercial	102,630	53,916	57,178	56,207	54,692	13.9
Industrial	20,881	352	339	326	323	60.9
Other	110,017	53,432	51,816	48,764	45,879	13.7

Total	911,403	484,796	506,245	493,829	482,578	12.3%

Gas Operating Statistics

    The following table summarizes sales, volumes and customers for our North American gas network businesses.

	2000	1999	1998	1997	1996	10 Year Average Annual Growth Rate
Sales (in millions)
Residential	$516.3	$398.1	$379.4	$464.4	$429.1	7.1%
Commercial	213.8	161.7	161.2	205.8	192.6	5.8
Industrial	43.4	29.3	34.1	46.8	45.8	(7.1)
Other	53.0	49.1	47.8	50.4	60.4	5.7

Total	$826.5	$638.2	$622.5	$767.4	$727.9	5.1%

Volumes—[Million Cubic Feet (MCF)—000's]
Residential	72,648	70,082	66,564	77,594	81,698	3.2%
Commercial	34,247	33,418	33,228	39,128	40,698	1.4
Industrial	8,247	7,305	8,631	11,059	10,944	(11.6)
Transportation	125,959	135,692	140,499	158,937	166,562	2.8
Other	607	1,334	1,088	678	1,611	(10.7)

Total	241,708	247,831	250,010	287,396	301,513	1.5%

Customers at Year End
Residential	773,017	749,219	761,650	744,238	728,867	4.3%
Commercial	77,319	71,933	77,971	78,925	77,742	3.0
Industrial	2,361	1,354	1,982	2,491	3,725	(4.2)
Other	10,019	8,665	9,986	2,491	2,573	33.2

Total	862,716	831,171	851,589	828,145	812,907	4.2%

    We also had non-regulated network sales (in millions) of $511.4, $266.0 and $254.0 in the years ended December 31, 2000, 1999 and 1998, respectively.

Regulation

    The following is a summary of our pending rate case activity.

Rate Case Designation (in millions)	Type of Service	Date Requested	Amount Requested
Kansas	Electric	12/8/2000	$14.2
Minnesota	Gas	8/11/2000	$9.8

    We filed a gas rate case in Kansas in 1999 requesting an increase of $6.0 million. The Commission issued an order permitting us to increase gas rates by $4.8 million effective September 1, 2000. In a Kansas electric show-cause case, the Commission staff recommended a rate reduction of $19.9 million. The Commission issued a final order to reduce rates by $8.3 million effective January 19, 2000. We filed a $9.8 million Minnesota gas case and placed the interim rate increase in effect on October 1, 2000. We anticipate an order from the Commission in April 2001. We also filed a Kansas electric rate case to increase rates $14.2 million in December 2000. We expect hearings to be held in June 2001.

    We filed for a rate increase in Alberta of about $13 million along with an application for a performance-based rate-setting mechanism. We have been engaged in settlement discussions with stakeholders, and expect to obtain approval of final rates from the Alberta Energy and Utilities Board in April 2001.

Environmental Matters

    We are currently named as a potentially responsible party (PRP) at two PCB disposal sites. Our combined cleanup expenditures have been less than $1 million to date at these and other PCB disposal sites for which we have been named a PRP but have settled our liability. We anticipate that future expenditures on the two sites where we are currently named as a PRP will not be significant.

    We also own or once operated 29 former manufactured gas plant sites, which may require some form of environmental remediation. As of December 31, 2000 we estimate cleanup costs on these identified sites to be $12.7 million. See Note 15 to the Consolidated Financial Statements for further discussion of this topic.

    In October 1998, the EPA published new air quality standards to further reduce the emission of nitrous oxide (NOx). These more strict standards would have required us to install new equipment on our baseload coal units in Missouri that we estimated would cost $35 million. A federal court ruled in March 2000 that the EPA regulation could not be applied to power plants in Western Missouri. In May 2000, the state of Missouri adopted a revised regulation that also requires reduction of NOx from our power plants. We are currently conducting a study to determine the cost of complying with the Missouri regulation but estimate that the cost would be comparable to that required to comply with the former federal regulation. The new standard is expected to be effective in May 2003 but could be delayed for one year.

    In December 2000, the EPA announced that it would regulate mercury emissions from coal- and oil-fired power plants. The EPA is expected to propose regulations by December 2003 and issue final regulations by December 2004. The impact of this action on our power plants cannot be determined until final regulations are issued.

    On March 15, 2001, we settled all claims arising out of investigations by federal and state agencies of apparent violations of environmental laws committed by employees of a former division while we owned the division. Based in Omaha, Nebraska, the division conducted a water and wastewater treatment business and was sold by us in January 1997. These claims were first disclosed in our quarterly report on Form 10-Q for the period ended June 30, 2000. The terms of the settlement call for us to pay $225,000 in penalties and to make $900,000 available for the use of various Nebraska community service organizations.

Seasonal Variations of Business

    Our network and independent power project businesses are weather-sensitive. We have both summer and winter peaking network assets to reduce dependence on a single peak season. The table below shows peak times for our North American network businesses.

Jurisdiction	Peak
Gas network operations	November through March
Missouri, Kansas and Colorado electric	July and August
Canadian Operations	November through March

International Network Operations

    Our international network operations are managed consistent with the strategies of our domestic network business segment. We manage our international business with local management that reports separately to the company. The contribution to earnings before interest and taxes from international network businesses was 29.2%, 31.4% and 31.6% of our total for the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000, approximately $2.3 billion of our total assets relate to our international network businesses. The following discussion briefly describes our international network businesses.

Australia

    In 1996 we acquired an effective 49.9% ownership interest in United Energy Limited (UEL), an electric distribution utility serving 551,000 customers in the state of Victoria. We have an Operating Services Agreement with UEL whereby we manage the utility for a fee as well as participate in its earnings.

    In May 1998, UEL sold 42% of its common stock to the Australian public and as a result, we recorded a $45.3 million gain. The partial sale to the public reduced our effective ownership percentage to 29%. Concurrent with UEL's stock offerings, we bought an additional 5% in UEL from another company to bring our ownership to 34%. Our management agreement with UEL remains in place.

    In March 1999, we acquired a 25.5% equity interest in a gas distribution and retail business in Melbourne. The distribution business, Multinet, serves approximately 596,000 accounts. In June 2000, Ikon and UEL contributed their retail customers to Pulse Energy, a joint venture with Shell Australia Ltd. and Woodside Energy Ltd. UEL and Ikon each loaned Pulse $70 million and hold a combined 50% ownership of Pulse.

    In September 2000 an Initial Public Offering (IPO) for 34% of Uecomm, United Energy's fiber optic telecommunication business was undertaken. Uecomm was subsequently listed on the Australian Stock Exchange effective September 11, 2000 with United Energy retaining a 66% interest. The IPO raised $179 million that was utilized to further expand Uecomm's fiber optic network and repay a shareholders loan.

    UEL distributes and sells electricity with a majority of its sales earned from the regulated distribution network business. The regulated distribution sales and connection charges for access to its distribution system was reviewed by the Office of the Regulator-General (ORG), with new rates becoming effective January 1, 2001. The final determination of the ORG was to require a 9.1% reduction in rates effective January 1, 2001, with a CPI minus 1% adjustment per year for each of the next four years.

    The retail electric market in which UEL operates is being progressively opened to competition, with all customers becoming contestable by January 2002. The following table shows the timing of electricity markets opening to competition in Victoria:

Threshold	Date of Eligibility	Percent of Market	Customer Type
>5MW	Dec 1994	14%	Large heavy industrial
>1MW	July 1995	14%	Large commercial industrial
>750MWh	July 1996	13%	Medium commercial/light industrial
>160MWh	July 1998	8%	Medium commercial
>40MWh	Jan 2001	6%	Small commercial

All remaining customers	Jan 2002	45%	Residential/small business

    Similar to electricity, retail gas customers in Victoria will all be able to select the retailer of their choice. The following table shows the timeline for the rollout of gas contestibility in Victoria:

Threshold	Date of Eligibility	Percent of Market	Customer Type
500TJ	Oct 1999	24%	Large Industry Med. Ind./Larg
100TJ	Mar 2000	13%	Commercial
10TJ	Sept 2000	10%	Medium Commercial
5TJ	Sept 2001	2%	Small Commercial

All remaining customers	June 2002	51%	Residential/small business

    1 billion cubic feet is equal to about 1,100 terajoules (TJ)

    In October 2000, UtiliCorp and UEL acquired 45% of AlintaGas Limited, the principal gas distribution and retail business in Western Australia. The shareholding is held through WA Gas Holdings Pty Ltd. AlintaGas serves approximately 431,000 customers. WA Gas Holdings has an Operating Services Agreement with AlintaGas and receives a fee for management services provided under the agreement.

New Zealand

    Through a series of transactions in 1998, we acquired an additional 48% interest in Power New Zealand's common stock for approximately $245 million, increasing our ownership to 78.6%. In January 1999, an additional .2% interest was purchased from the Territorial Local Authorities. Concurrent with this acquisition, we sold our 39.6% interest in WEL Energy Group, which we acquired throughout 1995, 1996 and 1997 and bought out our 21% minority shareholder in our New Zealand subsidiary, UtiliCorp N.Z., Inc.

    New Zealand's Electricity Industry Reform Act of 1998 required all of the country's utilities to have to separate ownership of their lines (network) and supply (generation and retail) businesses. Power New Zealand, with approximately 90% of its assets and earnings in the lines area, in November 1998 announced its intention to remain in the network business and to exit the supply business. It also agreed to purchase the Wellington-based lines assets of TransAlta New Zealand Ltd. and to sell to TransAlta its retail and electricity generation business serving the Auckland area for a net expenditure by Power New Zealand of $238 million. Because Power New Zealand's name transferred to TransAlta as part of the retail business TransAlta acquired, the network business became

UnitedNetworks Limited on January 1, 1999. In November 1998, Power New Zealand agreed to purchase the electric line assets of neighboring power company TrustPower Limited for approximately $261 million. The assets became part of a greater network that includes parts of metropolitan Auckland and other areas in the central and southern regions of New Zealand's North Island. The TrustPower transaction closed in January 1999. Completion of the TransAlta and TrustPower transactions created the country's largest electricity distribution network.

    On March 22, 2000, we expanded our presence in the New Zealand energy market by announcing an agreement to purchase the natural gas distribution network and North Island contracting business of Orion New Zealand Limited for about $274 million. The transaction had an effective date of April 1, 2000.

    On June 30, 2000, we sold a portion of our New Zealand investment to a private equity investor (minority shareholder) that reduced our effective ownership in UnitedNetworks to about 62 percent. In connection with the transaction we granted the minority shareholder participation and protective rights and therefore no longer consolidate our New Zealand operations for financial statement purposes.

Canada

    We own West Kootenay Power Ltd. (WKP), a hydro-electric utility in British Columbia, Canada. WKP has four hydro-electric generation facilities with a capacity of 203 megawatts and 3,863 miles of distribution and transmission lines that serve approximately 135,000 direct and indirect customers in south central British Columbia. WKP generates about half of its power requirements and purchases the remaining requirements through power contracts.

    WKP is regulated by the British Columbia Utilities Commission. The Commission approved renewal of the incentive based rate setting mechanism for 2001. When first implemented in 1996, this mechanism was the first of its kind for electric utilities in Canada and was the result of a negotiated settlement with customers and regulators. The mechanism calls for sharing of savings between the customer and WKP if WKP performs over and above negotiated performance expectations.

    On August 31, 2000, we completed our acquisition of TransAlta Corporation's Alberta-based electricity distribution and retail assets for approximately $480 million. The transaction included 368,000 customers and 57,000 miles of low-voltage power distribution lines that represents 50% of Alberta's distribution network. This business is regulated by the Alberta Energy and Utilities Board. On November 28, 2000, we sold the retail assets to EPCOR, an Edmonton-based utility, for approximately $75 million. We will continue to own and operate the distribution lines that deliver electricity to those retail customers. We operate this business as UtiliCorp Networks Canada (Alberta) Ltd.

II.  Energy Merchants
Wholesale Services

  Our wholesale services business is conducted through various operating units, collectively referred to as Aquila. Aquila is a gas and power marketing company with a marketing, supply and transportation network consisting of relations with gas producers, local distribution companies, and end-users throughout the United States and Canada. Aquila adds value for customers by leveraging its national position in financial deal structuring in gas and power marketing. It provides services such as complex fuel supply arrangements, energy management services and project development focused on control of mid-stream energy assets. For the five years ended December 31, 2000, Aquila had marketing volumes of 11.5, 10.0, 8.8, 5.7, and 2.1 billion cubic feet a day (BCF/d), respectively.

    In 1995, Aquila began selling electricity to wholesale customers, much as it markets natural gas. Aquila expects that the electricity marketing industry will continue to expand rapidly as liquidity and maturity increases. Aquila's wholesale power sales have grown from 129,000 megawatt hours (MWH) in 1995 to 189.9 million MWH in 2000.

    Aquila utilizes certain types of fixed-price contracts in connection with its natural gas and power marketing businesses. These include contracts that commit us to purchase or sell natural gas and other commodities at fixed prices in the future (i.e., fixed-price forward purchase and sales contracts), futures and options contracts traded on the NYMEX and swaps and other types of financial instruments traded in the over-the-counter financial markets.

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

    In addition to price risk movements, credit risk is also inherent in our risk management activities. Our trading and marketing business is also exposed to counterparty credit risk resulting from a counterparty not fulfilling its contractual obligations. Our credit policies with regard to our counterparties attempt to minimize overall credit risk. Our credit procedures include a thorough review of potential counterparties' financial condition, collateral requirements under certain circumstances, monitoring of net exposure to each counterparty and the use of standardized agreements that allow for the netting of positive and negative exposures associated with each counterparty. Our credit policy is monitored and administered by a function independent of the trading and marketing activities.

Capacity Services
Natural Gas Pipeline, Gathering and Processing

  We gather, process, treat and transport natural gas and NGLs. As part of this business, we own or have interests in 11 natural gas gathering systems, three natural gas processing plants and eight natural gas treating plants within Texas and Oklahoma.

    Key operating statistics for our pipeline assets are presented in the table below.

	2000	1999	1998	1997	1996	1995
Natural gas throughput (million cubic feet per day)	449	548	475	483	493	506
Natural gas liquids produced (thousand barrels per day)	22	22	25	37	41	32
Pipeline miles owned or controlled	3,910	3,733	3,403	3,434	3,416	3,311

    Aquila and AQP own 50% of the capital stock of Oasis Pipeline Company (Oasis) and have 280 MMcf/d of firm intrastate transportation capacity. The 600-mile Oasis pipeline system spans the state of Texas and links Aquila's gathering systems to the Waha, Texas hub and the Katy, Texas hub.

Independent Power Plants

    Aquila participates in the ownership and operation of facilities in the independent and wholesale power generation market. Consistent with the company's overall strategy to minimize risk through diversification, Aquila has invested in generation facilities that are geographically diverse and use a variety of fuels and proven technologies. Additionally, each plant is a producer of competitively priced wholesale power in its geographic region and has a long-term market for its output. To date, Aquila owns or controls 24 plants, including five projects currently under development, located in twelve states and Jamaica, with a total net ownership of approximately 4,100 MW of generating capacity. A description and listing of the power plants appears on page 20 of this report.

    We anticipate further expansion or investment in the independent power plants business through a newly formed entity focused on structuring and obtaining control of mid-stream energy assets.

European Energy Merchant Operations

    Our European energy merchant operations are managed consistently with the strategies of our North American energy merchant business segment. We manage our European business with local management that reports separately to the company. The contribution to earnings before interest and taxes from our European energy merchant businesses was (1.7%), 2.0%, and (2.0%) of our total for the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000, approximately $342.8 million of our total assets relate to our European energy merchant business. The following discussion briefly describes our European energy merchant businesses.

United Kingdom and Europe

    We have developed a European expansion plan and anticipate leveraging our U.K. operations to begin marketing energy, as deregulation allows.

    The European Union (EU) agreed to Gas and Electricity Directives that require all the member states of the EU to open their domestic gas and electricity markets to competition over a number of years. Some member states, including the U.K. have already opened their markets to competition prior to the EU adopting these Directives. Each member state is following the mandate timetable in different fashions, with some countries progressing much faster than others.

    We commenced trading in the U.K. wholesale electricity market in October 1999 and have responded to these new EU opportunities by expanding our energy merchant activities into selected European countries. In 1999, we opened offices in Spain, Germany and Norway. We commenced trading in the Nordic Power market in November 1999. We anticipate business growth in these countries and throughout Europe as the process of deregulation and market opening develops.

    In June 1998, we paid $25.6 million to a third party to cancel two take-or-pay contracts and related guarantees effective April 1, 1998, that required us to take gas at significantly above-market prices until 2005. Between 1995 and 1997, we reserved $19.0 million against the estimated future losses on these contracts, resulting in a "one-time" net settlement loss of $6.6 million in 1998.

III.  Services

    The services segment appeared for the first time in our 1999 financial statements. It includes Utilicorp Communications Services, Inc. (UCS) which is developing comprehensive broadband fiber-optic communication services for mid-sized and smaller communities in the mid- continent region, and our investment in Quanta Services, Inc. (Quanta). Quanta is a provider of specialized construction services to electric utilities, telecommunications and cable television companies, and governmental entities. The contribution to earnings before interest and taxes from the services business group was 6.5% of our total for the year ended December 31, 2000.

    In 1999 and 2000, we invested $319 million and $360 million, respectively, in Quanta stock. Our fully converted beneficial interest in Quanta stock was approximately 36% at December 31, 2000. We account for this investment using the equity method.

IV.  Corporate & Other
Competition

    Domestic Utility Operations.  Our domestic network businesses operate in a regulated environment. Industrial and large commercial customers largely have access to energy sources so some of the competitive pricing benefits have been transferred to these customers through open access tariffs relating to transmission lines and pipelines. Competition at the retail level is dependent on legislation in each state.

    Accounting Implications.  We currently record the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS No.71), "Accounting for the Effect of Certain Types of Regulation." Accordingly, our rates will continue to be based on historical costs for the foreseeable future. If we discontinue applying SFAS No 71, we would make adjustments to the carrying value of our regulatory assets. Total net regulatory assets at December 31, 2000 were $404.5 million, including deferred purchase power costs of $232.8 million related to our Alberta, Canada electricity business. The Alberta government issued regulations in January 2001 that permit us to recover these deferred costs in 2002 to 2004. The regulations also provide for the current recovery of carrying costs during 2001.

    Competition in Australia.  The State of Victoria is deregulating its electricity market in stages. Currently, customers with yearly usage above 160 megawatt-hours (industrial and large commercial customers) have chosen their retail electricity suppliers. Effective January 1, 2001, electricity customers with annual usage between 40 and 160 megawatt-hour (small commercial customers) chose their retail electricity suppliers. After January 1, 2002, all customers of United Energy Limited (UEL) will be able to choose their retail electricity suppliers. A majority of UEL's gross margin comes from distribution lines charges that would not be affected materially by this customer choice.

    Regulation in New Zealand.  An Electric Industry Bill was introduced into Parliament in November 2000 which was broadly consistent with our position in support of a regulatory system relying on industry led solutions wherever possible with targeted back stop price control. While more detail design work continues to be undertaken, we are broadly supportive of Government policy and are working with our advisors to promote the inclusion of these objectives in the final regulations.

    North American Wholesale Services.  Our energy marketing businesses operate in a fully competitive environment that rewards participants on price, service, and execution. Our energy marketing businesses compete for customers with the largest energy companies in North America. The industry is premised on large-volume sales with relatively low margins. Companies that operate in this industry must fully understand the price sensitivity and volatility of commodities. The public became more aware of some of the risks associated with this industry when a number of companies announced sudden losses resulting from the June 1998 price spike in electricity. We expect price volatility and events like price spikes to occur and we have risk control policies in place for dealing with such events.

    European Wholesale Services.  Our Wholesale Services business in Europe continues to build its capability to offer new products in gas, electric and other energy related areas. Trading of electricity in the United Kingdom began in October 1999, and trading in the Nordic Power Market began in November 1999. Trading of German electricity from London began in 2000.

Our Executive Team

Name	Age	Position
Richard C. Green, Jr. (Rick)	46	Chairman of the Board and Chief Executive Officer
Robert K. Green (Bob)	39	President, Chief Operating Officer and Director; Chairman, Aquila, Inc.
James G. Miller (Jim)	52	Senior Vice President; Chief Executive Officer, U.S. Utility
Keith G. Stamm	40	Chief Executive Officer, Aquila, Inc.; Senior Vice President, UtiliCorp United Inc.
Edward K. Mills (Ed)	41	President and Chief Operating Officer, Aquila, Inc.; Senior Vice President, UtiliCorp United Inc.
Jon R. Empson	55	Senior Vice President, Regulatory, Legislative and Environmental Services
Peter S. Lowe	48	Senior Vice President and Chief Financial Officer
Sally C. McElwreath	60	Senior Vice President, Corporate Communications
Leo E. Morton	55	Senior Vice President and Chief Administrative Officer
Leslie J. Parrette, Jr. (Les)	39	Senior Vice President and General Counsel
C. E. Payne, Jr. (Cal)	50	Senior Vice President and Chief Risk Officer
R. Paul Perkins	58	Senior Vice President, Corporate Development
Dale J. Wolf	61	Vice President, Finance; Treasurer and Corporate Secretary
International
Donald G. Bacon (Don)	63	Chief Executive Officer, United Energy Limited; Chairman, West Kootenay Power Limited
Robert B. Browning (Bob)	46	Chief Executive Officer, AlintaGas Limited
Robert W. Holzwarth (Bob)	53	President and Chief Executive Officer of UtiliCorp Networks Canada Ltd.
Daniel W. Warnock (Dan)	42	Chief Executive Officer, UnitedNetworks Limited

Richard C. Green, Jr. (B.S., Business—Southern Methodist University)

Rick joined our company in 1976 and held various financial and operating positions between 1976 and 1982. In 1982, he was appointed Executive Vice President at Missouri Public Service, the predecessor to UtiliCorp. Rick has served as Chairman of the Board of the company since 1989 and President and Chief Executive Officer for the period 1985 through 1996. Rick has been Chief Executive Officer since 1996.

Robert K. Green (B.S., Engineering, Princeton University; J.D., Law, Vanderbilt University)

Bob joined our company in 1988 as Assistant Division Counsel for Missouri Public Service and in 1989 was appointed to Division Counsel. Between 1989 and 1992, Bob held executive level positions at the Missouri Public Service division. In 1993, he was appointed Executive Vice President of UtiliCorp and in 1996 assumed additional duties as President. Bob also is the Chairman of United Energy Limited, a 34% owned foreign traded Australian company, UnitedNetworks Limited, a 62% owned foreign traded New Zealand company, and Aquila, Inc.

James G. Miller (B.S., Electrical Engineering, M.B.A., Management, University of Wisconsin)

Jim joined our company in 1983 as President, Michigan Gas Utilities, a company acquired by us in 1989. In 1991, Jim was appointed President of our WestPlains Energy Division and in 1995 was appointed UtiliCorp Senior Vice President, Energy Delivery. In August 2000, he was named Chief Executive Officer, U. S. Utility ("USU"). Prior to Jim's employment at UtiliCorp, he worked for Wisconsin Power and Light Company in various financial and operating capacities.

Keith G. Stamm (B.S., Mechanical Engineering, University of Missouri at Columbia;
M.B.A., Finance, Rockhurst College)

Keith joined our company in 1983 as a staff engineer at our Sibley Power Plant. Between 1985 and 1995, he held various operating positions. In 1995, Keith was promoted to Vice President, Energy Trading and in 1996, to Vice President and General Manager, Regulated Power. In 1997, Keith became the Chief Executive Officer of United Energy Limited. In January 2000, Keith became Chief Executive Officer, Aquila, Inc.

Edward K. Mills (B.A., English, University of Texas; M.B.A., Finance, Rice University)

Ed joined our company in 1993 as Aquila's Director of Risk Management and Trading. In November 1998, he was appointed President and Chief Operating Officer, Aquila, Inc., in July 1998 he was appointed Vice President of the Company, and in May 2000 he was appointed Senior Vice President of the Company. Prior to joining our company, Ed held executive and management positions at Fina Oil and Chemical Company, Texas Commerce Bank and Springer Holding Company.

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

Peter joined our company in June of 1999 as Vice President, Financial Management and Accounting Services. In January 2000, he was named Senior Vice President and Chief Financial Officer. Prior to joining UtiliCorp, Peter was Chief Financial Officer/Group Manager of Business Services for United Energy Limited, a 34% owned foreign traded Australian company. He has also served in a number of managerial and executive positions with Fosters Brewing Group Limited and worked for seven years at Price Waterhouse LLP.

Sally C. McElwreath (B.A., Social Sciences, M.B.A., Public Relations, Pace University)

Sally joined our company in 1994 as Senior Vice President, Corporate Communications. Prior to joining our company, she was Vice President, Corporate Communications for Macmillan Inc. and for The Travel Channel; Director of Marketing Communications for TransWorld Airways and Manager of Corporate Communications for United Airlines beginning in 1971. Prior to 1971, she held various positions with ARCO and Sinclair Oil Corporation. Sally recently retired as Captain, U.S. Naval Reserve, after 25 years of service.

Leo E. Morton (B.S., Mechanical Engineering, Tuskegee University; M.S., Management,
Massachusetts Institute of Technology)

Leo joined our company in 1994 as Vice President, Performance Management. He was appointed Senior Vice President in 1995 and Senior Vice President, Human Resources and Operations Support in 1997. In February 2000, he was named Senior Vice President and Chief Administrative Officer of the company. Prior to working for us, Leo held executive and management positions in manufacturing and engineering for AT&T beginning in 1973.

Leslie J. Parrette, Jr. (A.B., Harvard College; J.D., Harvard Law School)

Les joined our company in July 2000 as Senior Vice President and General Counsel. Prior to joining our company, Les was a partner in the law firm of Blackwell Sanders Peper Martin LLP from 1992 through June 2000.

C.E. Payne Jr. (B.S., Portland State University)

Cal joined our company in December 1995 as its first Trading Control Officer. In 2000, he was appointed Vice President and Chief Risk Officer, and in March 2001, he was appointed Senior Vice President and Chief Risk Officer. Prior to joining our company, Cal held executive and management positions for 11 years at Transco Energy Company in Houston, Texas.

R. Paul Perkins (B.A., International Relations, University of North Carolina)

Paul joined us in 1994 as Vice President, Corporate Development. Paul's primary focus in Corporate Development was in international opportunities. In 1997, he was appointed Senior Vice President, Australiasia. In June 1999, Paul was named Senior Vice President, International and in March 2000, was appointed Senior Vice President, Corporate Development. Prior to joining UtiliCorp, Paul was a regional manager for WMX Technologies between 1992 and 1994 focusing on Latin America and the Caribbean. Paul worked for Texaco Inc. as a Division Manager, Supply and Trading for Latin America and West Africa between 1990 and 1992. Between 1978 and 1990, Paul worked for Texaco in other international capacities.

Dale J. Wolf (B.S., Business Administration, Fort Hays State University; M.B.A., Finance,
University of Missouri at Kansas City)

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

Donald G. Bacon (B.S., Civil Engineering, University of Alberta)

Don joined our company in 1993 as Chairman and Chief Executive Officer of West Kootenay Power. In 1997, Don became Chief Executive Officer of Power New Zealand (now known as UnitedNetworks Limited) in addition to his responsibilities in Canada. In December 1999, he moved to United Energy Limited in Australia as Chief Executive Officer. Prior to Don's employment with us, he was Vice President, TransAlta Utilities Corporation in Canada.

Robert B. Browning (B.A., San Diego State University; M.B.A., University of Phoenix; MS, Massachusetts Institute of Technology)

Bob joined our company in 1993 as Director-Organization Development. In 1996, he was named Director, Business Process Reengineering. Upon his return in 1998 from MIT's Sloan Fellows Program, he assumed the role of Vice President, Human Resources. In March 2001, Bob was appointed President and Chief Executive Officer of AlintaGas, in which UtiliCorp and United Energy own a combined cornerstone share. Prior to joining our company, Bob held various management positions during his 16-year career with Coca-Cola Enterprises, Inc.

Robert W. Holzwarth (B.S., Technical Management, Denver Technical College)

Bob joined our company in 1993 as Director-Power Production. In 1997, he was named Vice President and General Manager of Power Supply Services and in March 2000, President and Chief Executive Officer of our UtiliCorp Networks Canada Ltd. Prior to joining our company, Bob was General Manager of Power and Water with the Ralph M. Parsons Company on assignment in Saudi Arabia.

Daniel W. Warnock (B.A., Business Administration, University of Nebraska at Omaha)

Dan joined our company in 1988 as Manager of Regulatory Affairs at our Peoples Natural Gas Division. He has held several positions within the gas and electric supply area. Most recently he served as Senior Vice President of our Energy Supply Services in Omaha, Nebraska. In January 2000, Dan was named Chief Executive Officer at UnitedNetworks Limited, a 62% owned, foreign traded New Zealand company.

Item 2. Properties.

    We own electric production, transmission and distribution systems and gas transmission and distribution systems throughout our service territories. We also own gas gathering, processing and pipeline systems. All network assets in Michigan are mortgaged pursuant to an Indenture of Mortgage and Deed of Trust dated July 1, 1951, as supplemented. A portion of our Canadian network plant is mortgaged under terms of a separate indenture.

Utility Facilities

    Our electric generation plants, as of December 31, 2000, are as follows:

Unit	Location	Year Installed	Unit Capability (KW Net, per hour)	Fuel	2000 Net Generation (MW Hours)

UNITED STATES
Missouri:
Sibley #1-3	Sibley	1960,1962,1969	502,000	Coal	3,110,364
Ralph Green #3	Pleasant Hill	1981	74,000	Gas	25,631
Nevada	Nevada	1974	20,000	Oil	843
Greenwood #1-4	Greenwood	1975 - 1979	256,000	Gas/Oil	181,363
KCI #1-2	Kansas City	1970	32,000	Gas	2,028
Lake Road #2-3	St. Joseph	1957, 1962	35,000	Coal/Gas	—	(a)
Lake Road #4	St. Joseph	1951, 1967	117,000	Coal/Gas	—	(a)
Lake Road #5	St. Joseph	1974	63,000	Gas/Oil	—	(a)
Lake Road #6-7	St. Joseph	1989, 1990	42,000	Oil	—	(a)
Iatan	Iatan	1980	121,000	Coal	—	(a)

Kansas:
Judson Large #4	Dodge City	1969	145,000	Gas	443,246
Arthur Mullergren #3	Great Bend	1963	96,000	Gas	216,503
Cimarron River #1-2	Liberal	1963, 1967	71,000	Gas	102,162
Clifton #1-2	Clifton	1974	73,000	Gas/Oil	21,463
Jeffrey #1-3	St. Mary's	1978,1980,1983	356,000	Coal	2,452,061

Colorado:
W.N. Clark #1-2	Canon City	1955, 1959	43,000	Coal	276,562
Pueblo #6	Pueblo	1949	20,000	Gas	34,973
Diesel #'1-5	Pueblo	1964	10,000	Oil	11,704
Diesel #'1-5	Rocky Ford	1964	10,000	Oil	6,777

CANADA
British Columbia:
No. 1	Lower Bonnington	1925	44,500	Hydro	389,820
No. 2	Upper Bonnington	1907	61,250	Hydro	413,827
No. 3	South Slocan	1928	52,500	Hydro	423,633
No. 4	Corra Linn	1932	45,000	Hydro	339,679

TOTAL			2,289,250		8,452,639

(a)
Acquired December 31, 2000, accordingly there was no net generation for UtiliCorp in 2000.

    The following table shows the overall fuel mix and generation capability for the past five years.

Source (MW)	2000	1999	1998	1997	1996
Coal	1,174	895	888	889	885
Gas and oil	912	802	792	790	784
Hydro	203	205	205	205	205

Total generation capability	2,289	1,902	1,885	1,884	1,874

    At December 31, 2000, we had transmission and distribution lines as follows:

Description	Length (Pole Miles)
Transmission lines	5,458
Overhead distribution lines	68,288
Underground distribution lines	8,338

Total	82,084

    At December 31, 2000, our gas utility operations had 1,900 miles of gas gathering and transmission pipelines and 17,939 miles of distribution mains and service lines located throughout its service territories.

Natural Gas Assets

    Aquila owned, operated or had interests in 11 active natural gas pipeline systems with an aggregate length of approximately 3,910 miles. These pipelines do not form an interconnected system. Set forth below is information with respect to Aquila's pipeline systems as of December 31, 2000:

Gathering Systems	Location	Miles of Pipeline (a)	Gas Throughput Capacity (a) (MMcf/d)

Southeast Texas/Katy Pipeline System	Texas	2,420	732
Oasis Pipeline (b)	Texas	600	1,000
Elk City Gathering System	Oklahoma	204	130
Others	Texas/Oklahoma	686	369

Total		3,910	2,231

(a)
All mileage, capacity and volume information is approximate. Capacity figures are management's estimates based on existing facilities without regard to the present availability of natural gas.

(b)
At December 31, 2000, we owned 50% of the capital stock of Oasis and the right to transport 280 MMcf/d of natural gas on Oasis' pipeline, plus the opportunity to utilize excess capacity on an interruptible basis. The Oasis pipeline is a 600-mile, 36-inch diameter natural gas pipeline that connects the Waha, Texas hub to the Katy, Texas hub. The Oasis pipeline has a 1 Bcf/d of throughput capacity. We use the equity method of accounting for this investment.

    At December 31, 2000, Aquila owned and/or operated an interest in three natural gas processing plants listed. Set forth below is information with respect to Aquila's processing plants as of December 31, 2000:

Processing Plants	Gas Throughput Capacity(a) (MMcf/d)	2000 Gas Throughput (a),(b) (MMcf/d)	2000 NGLs Production (a),(b) (MBbls/d)(c)

La Grange, Texas	230	137	15.7
Benedum, Texas 20%	100	20	1.3
Elk City, Oklahoma	115	96	4.7

Total owned plants	445	253	21.7
Katy, Texas (d)(e)	—	196	—

Total	445	449	21.7

(a)
All capacity and volume information is approximate. Capacity figures are management's estimates based on existing facilities without regard to the present availability of natural gas.

(b)
Volumes from joint ventures have been included at our present ownership interest.

(c)
Thousands of barrels per day (MBbls/d).

(d)
This plant is owned and operated by a third party form which Aquila receives a portion of the NGL's produced from gas we deliver to the plant. This plant is included in this section for informational purposes to show the gas throughout and NGL's production we received utilizing the access to this plant.

(e)
In 2000, we elected to bypass the Katy, Texas plant and receive payment in BTU value due to the depressed NGL's commodity prices.

    The availability of natural gas reserves to Aquila depends on their development in the area served by its pipelines and on Aquila's ability to purchase gas currently sold to or transported through other pipelines. The development of additional gas reserves will be affected by many factors including the prices of natural gas and crude oil, exploration and development costs and the presence of natural gas reserves in the areas served by Aquila's systems.

    We also own or have an interest in eight natural gas treatment plants with a natural gas throughput capacity of approximately 480 MMcf/d, all of which are located on, or adjacent to, our pipeline systems. To optimize the flow of natural gas through our pipeline systems, we own or have an interest in a total of 52 field compressor stations comprised of 93 compressor units with an aggregate of approximately 65,595 horsepower.

    At December 31, 2000, Aquila owned or controlled capacity in nine natural gas storage facilities listed. Set forth below is information with respect to Aquila's natural gas storage facilities as of December 31, 2000:

Name	Location	Net Working Gas Capacity (Bcf)

Katy (a)	Texas	20.0
Hole House (a)	U.K.	2.0
National Fuels (b)	Pennsylvania	1.8
NGPL (b)	Texas/Louisiana	10.8
Moss Bluff (b)	Texas	1.0
Egan (b)	Louisiana	.8
Sabine (b)	Louisiana	.6
Nicor (b)	Illinois	4.0
Aeco (b)	Canada	.5

Total		41.5

    (a)
    Owned.

    (b)
    Capacity controlled through short-term leases as of December 31, 2000.

Coal Assets

    We own and operate a full service coal dock and material handling facility strategically located on the Big Sandy River in Huntington, West Virginia. This facility has the capability to receive coal by truck, rail and barge and to load coal to barge and rail. It has an annual throughput capacity of 5 million tons of coal and related products and more than 450,000 tons of coal storage capacity. The dock also supports our marketing and trading business by enabling physical settlement.

Independent Power Plants

    Information regarding the company's generating plants is set forth below.

Plant & Location	Type of Investment	Percent Owned	Gross Capacity (MW)(a)	Fuel	Date in Service
Topsham Hydro Partners, Maine	Leveraged lease	50.00	14	Hydro	October 1987
Stockton CoGen Company, California	General partnership	50.00	60	Coal	March 1988(b)
BAF Energy L.P., California	Limited partnership	23.10	120	Natural Gas	May 1989
Rumford Cogeneration Company L.P., Maine	Limited partnership	24.30	85	Coal and Waste wood	May 1990
Koma Kulshan Associates, Washington	Limited partnership	49.75	14	Hydro	October 1990
Badger Creek Limited, California	Limited partnership	49.75	50	Natural Gas	April 1991
Lockport Energy Associates, L.P., New York	Limited partnership	16.58	180	Natural Gas	December 1992
Orlando Cogen Limited, L.P., Florida	Limited partnership	50.00	126	Natural Gas	September 1993
Jamaica Private Power Company, Jamaica	Limited liability company	24.09	60	Diesel	January 1997
Batesville Unit No. 3, Mississippi	Contracted	—	279	Natural Gas	June 2000
Lake Cogen Ltd., Florida	Limited partnership	49.90	110	Natural Gas	July 1993(c)
Mid-Georgia Cogen, L.P., Georgia	Limited partnership	50.00	305	Natural Gas	June 1998(c)
Onondaga Cogen. Ltd. Partnership, New York	Limited partnership	100.00	91	Natural Gas	December 1993(c)
Pasco Cogen Ltd., Florida	Limited partnership	49.90	109	Natural Gas	July 1993(c)
Prime Energy Limited Partnership, New Jersey	Limited partnership	50.00	65	Natural Gas	December 1989(c)
Selkirk Cogen. Partners, L.P., New Jersey	Limited partnership	19.90	345	Natural Gas	March 1992/ September 1994(c)
Acadia Power Plant, Louisiana	Contracted	—	580	Natural Gas	July 2002*(d)
Aries L.L.C., Missouri	Contracted	—	290	Natural Gas	June 2001*
Elwood Energy L.L.C., Illinois	Contracted	—	604	Natural Gas	2001*(e)
Five development projects, sites to be determined	Owned	100.00	1,640	Natural Gas	2002*

Total Gross Capacity (MW)			5,127

Aquila Net Capacity owned or controlled (MW)			4,107

*
Estimated.

(a)
Nominal gross capacity.

(b)
Interest acquired in December 1988.

(c)
Interest acquired in GPU International acquisition in December 2000.

(d)
We have a 20-year contract to supply natural gas necessary to generate 580 MW of power and will own and market the power produced.

(e)
We have a 15-year contract for 600 MW of the additional 750 MW output from the expansion of the plant.

Item 3.  Legal Proceedings

    On March 15, 2001, we settled all claims arising out of investigations by federal and state agencies of apparent violations of environmental laws committed by employees of a former division while we owned the division. Based in Omaha, Nebraska, the division conducted a water and wastewater treatment business and was sold by us in January 1997. The terms of the settlement call for us to pay $225,000 in penalties and to make $900,000 available for the use of various Nebraska community service organizations.

Item 4.  Submission of Matters to a Vote of Security Holders.

    There were no matters submitted to a vote of security holders in the fourth quarter of 2000.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

    The company's common stock (par $1) is listed on the New York, Pacific and Toronto stock exchanges under the symbol UCU. At March 5, 2001, the company had 44,017 common shareholders of record. Information relating to market prices of common stock and cash dividends on common stock is set forth in the table below.

Market Price

	High	Low	Cash Dividends

2000 Quarters
First	$20.06	$15.19	$.30
Second	$21.88	$17.31	$.30
Third	$28.50	$19.88	$.30
Fourth	$31.31	$23.94	$.30
1999 Quarters
First	$23.58	$22.44	$.30
Second	$25.13	$22.63	$.30
Third	$24.56	$21.00	$.30
Fourth	$22.00	$19.00	$.30

Item 6.  Selected Financial Data.

In millions (except per share)	2000	1999	1998	1997	1996

Sales	$28,974.9	$18,621.5	$12,563.4	$8,926.3	$4,332.3
Gross Profit	1,428.7	1,156.8	967.4	954.3	912.0
Net income	206.8	160.5	132.2	122.1	105.8
Earnings available for common shares	206.8	160.5	132.2	121.8	103.7
Basic earnings per common share	2.22	1.75	1.65	1.51	1.46
Diluted earnings per common share	2.21	1.75	1.63	1.51	1.46
Cash dividends per common share	1.20	1.20	1.20	1.17	1.17
Total assets	14,115.6	7,538.6	6,130.9	5,113.5	4,739.8
Short-term debt (including current maturities)	552.7	291.7	484.4	263.4	277.7
Long-term debt	2,345.9	2,202.3	1,376.6	1,358.6	1,470.7
Company-obligated preferred securities	450.0	350.0	100.0	100.0	100.0
Preference and preferred stock	—	—	—	—	25.0
Common shareholders' equity	1,799.6	1,525.4	1,446.3	1,163.6	1,158.0

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

     The information required by this item is incorporated by reference to pages 23 through 35 in the company's 2000 Annual Report to Shareholders.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

     The information required by this item is incorporated by reference to pages 32 and 33 in the company's 2000 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data

     The information required by this item is incorporated by reference to pages 36 through 58 of the company's 2000 Annual Report to Shareholders.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

    None.

PART III

Items 10, 11, 12 and 13. Directors and Executive Officers of the Company, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management, and Certain Relationships and Related Transactions.

    Information regarding these items appears in our proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K. For information with respect to the executive officers of the company, see "Executive Officers of the Registrant" following Item 1 in Part 1 of this Form 10-K.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    The following documents are filed as part of this report:

(a)(1)Financial Statements:

Page No.
Consolidated Statements of Income for the three years ended December 31, 2000	*
Consolidated Balance Sheets at December 31, 2000 and 1999	*
Consolidated Statements of Common Shareholders' Equity for the three years ended December 31, 2000	*
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2000	*
Consolidated Statements of Cash Flows for the three years ended December 31, 2000	*
Notes to Consolidated Financial Statements	*
Report of Independent Public Accountants	*

*
Incorporated by reference to pages 36 through 58 of the company's 2000 Annual Report to Shareholders.

(a)(2)Financial Statement Schedule

Report of Independent Accountants on Financial Statement Schedule II	29
Valuation and Qualifying Accounts for the years 2000, 1999 and 1998	30

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)  List of Exhibits *

  (a)
  The following exhibits relate to a management contract or compensatory plan or arrangement:

10(a)(1)	UtiliCorp United Inc. Amended and Restated 1986 Stock Incentive Plan.
10(a)(2)	First Amendment and Second Amendment to UtiliCorp United Inc. Amended and Restated 1986 Stock Incentive Plan.
10(a)(3)	UtiliCorp United Inc. Annual and Long-Term Incentive Plan, including all amendments.
10(a)(4)	UtiliCorp United Inc. 1990 Non-Employee Director Stock Plan, including all amendments.
10(a)(5)	Severance Compensation Agreement.
10(a)(6)	Executive Severance Payment Agreement.
10(a)(7)	Split Dollar Agreement.
10(a)(8)	Supplemental Retirement Agreement.
10(a)(9)	UtiliCorp United Inc. Life Insurance Program for Officers.
10(a)(10)	Supplemental Executive Retirement Plan, Amended and Restated, including first amendment.
10(a)(11)	Second Amendment to Supplemental Executive Retirement Plan, Amended and Restated.
10(a)(12)	Employment Agreement for Richard C. Green, Jr.
10(a)(13)	Employment Agreement for Robert K. Green.
10(a)(14)	Amended and Restated Capital Accumulation Plan.
*
Incorporated by reference to the Index to Exhibits.

Reports on Form 8-K

  (b)
  Reports on Form 8-K for the quarter ended December 31, 2000, were as follows:

      A Current Report on Form 8-K with respect to Item 5, dated December 13, 2000, was filed with the Securities and Exchange Commission by the Registrant.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of UtiliCorp United Inc.:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements for the years ended December 31, 2000, 1999, and 1998 described on page 58 of UtiliCorp United Inc.'s Annual Report to Shareholders, which is incorporated by reference in this Form 10-K, and have issued our report thereon dated February 5, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The Financial Statement Schedule listed in Item 14(a)2 is the responsibility of the company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Kansas City, Missouri
February 5, 2001

UTILICORP UNITED INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2000
(in Millions)

Column A	Column B	Column C	Column D	Column E
Description	Beginning balance at January 1	Additions charged to expense	Additions/Deductions from Reserves for Purposes for Which Created	Ending Balance at December 31
Allowance for Doubtful Accounts—
2000	$35.1	$62.6	$(43.9)	$53.8
1999	$14.9	$26.5	$(6.3)	$35.1
1998	$9.8	$7.8	$(2.7)	$14.9
Maintenance Reserves(b)—
2000	$6.6	$—	$6.9	$13.5
1999	$6.0	$—	$.6	$6.6
1998	$2.0	$—	$4.0	$6.0
Other Reserves(a)—
2000	$22.7	$—	$(.8)	$21.9
1999	$21.0	$—	$1.7	$22.7
1998	$20.0	$—	$1.0	$21.0

(a)
Includes reserves for self-insurance and environmental claims.

(b)
Costs to be incurred related to scheduled maintenance outages on generating facilities are accrued in advance of the scheduled outage consistent with current regulatory treatment.

UTILICORP UNITED INC.
INDEX TO EXHIBITS

Exhibit Number	Description
*3(a)(1)	Certificate of Incorporation of the Company. (Exhibit 3(a)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)
*3(a)(2)	Certificate of Amendment to Certificate of Incorporation of the Company. (Exhibit 4(a)(1) to Registration Statement No. 33-16990 filed September 3, 1987.)
*3(a)(3)	Certificate of Designation to Certificate of Incorporation of the Company. (Exhibit 3(a)(3) to the company's Annual Report on Form 10-K for the year ended December 31, 1999.)
*3(a)(4)	Certificate of Designation to Certificate of Incorporation of the Company. (Exhibit 3(a)(4) to the company's Annual Report on Form 10-K for the year ended December 31, 1999.)
*3(a)(5)	Certificate of Amendment to Certificate of Incorporation of the Company (Exhibit 4(a)(5) to the Company's Registration Statement No. 33-50260, filed July 31, 1992.)
*3(a)(6)	Certificate of Designation to Certificate of Incorporation of the Company. (Exhibit 3(a)(6) to the company's Annual Report on Form 10-K for the year ended December 31, 1999.)
*3(a)(7)	Certificate of Amendment to Certificate of Incorporation of the Company (Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.)
*3(b)	By-laws of the Company as amended. (Exhibit 3.1 on Form 10-Q for the quarter ended June 30, 1998.)
*4(a)(1)	Indenture, dated as of November 1, 1990, between the Company and The First National Bank of Chicago, Trustee. (Exhibit 4(a) to the Company's Current Report on Form 8-K, dated November 30, 1990.)
*4(a)(2)	First Supplemental Indenture, dated as of November 27, 1990. (Exhibit 4(b) to the Company's Current Report on Form 8-K, dated November 30, 1990.)
*4(a)(3)	Second Supplemental Indenture, dated as of November 15, 1991. (Exhibit 4(a) to UtiliCorp United Inc.'s Current Report on Form 8-K dated December 19, 1991.)
*4(a)(4)	Third Supplemental Indenture, dated as of January 15, 1992. (Exhibit 4(c)(4) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)
*4(a)(5)	Fourth Supplemental Indenture, dated as of February 24, 1993. (Exhibit 4(c)(5) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)
*4(a)(6)	Fifth Supplemental Indenture, dated as of April 1, 1993. (Exhibit 4(c)(6) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.)
*4(a)(7)	Sixth Supplemental Indenture, dated as of November 1, 1994. (Exhibit 4(d)(7) to the Company's Registration Statement on Form S-3 No. 33-57167, filed January 4, 1995.
*4(a)(8)	Seventh Supplemental Indenture, dated as of June 1, 1995. (Exhibit 4 to the Company's Form 10-Q for the period ended June 30, 1995.)
*4(a)(9)	Eighth Supplemental Indenture, dated as of October 1, 1996 (Exhibit 4(b)(9) to the company's Annual Report on Form 10-K for the year ended December 31, 1996).
*4(a)(10)	Ninth Supplemental Indenture, dated as of September 1, 1997 (Exhibit 4 to the company's quarterly report on Form 10-Q for the period ended September 30, 1997).
*4(a)(11)	Tenth Supplemental Indenture, dated as March 31, 1999 (Exhibit 4(c)(11) to the Company's Registration Statement on Form S-4 No. 333-83979, filed July 29, 1999.)

*4(a)(12)	Eleventh Supplemental Indenture, dated as of July 20, 1999 (Exhibit 4(c)(12) to the Company's Registration Statement on Form S-4 No. 333-83979, filed July 29, 1999.)
*4(a)(13)	Twelfth Supplemental Indenture, dated as of September 29, 1999 (Exhibit 4(d)(14) to the Company's Form 8-K filed October 6, 1999.)
*4(a)(14)	Thirteenth Supplemental Indenture, dated as of November 16, 1999. (Exhibit 4(a)(14) to the company's Annual Report on Form 10-K for the year ended December 31, 1999.)
4(a)(15)	Fourteenth Supplemental Indenture, dated as of November 20, 2000.
*4(a)(16)	Fifteenth Supplemental Indenture, dated as of February 2, 2001. (Exhibit 4(a) to the company's Current Report on Form 8-K dated February 1, 2001)
*4(b)	Twentieth Supplemental Indenture, dated as of May 26, 1989, Supplement to Indenture of Mortgage and Deed of Trust, dated July 1, 1951. (Exhibit 4(d) to Registration Statement No. 33-45382, filed January 30, 1992.)
*4(c)(1)	Indenture, dated as of June 1, 1995, Junior Subordinated Debentures. (Exhibit 4(d)(1) to the company's Annual Report on Form 10-K for the year ended December 31, 1995.)
*4(c)(2)	First Supplemental Indenture, dated as of June 1, 1995, Supplement to Indenture dated June 1, 1995. (Exhibit 4(d)(2) to the company's Annual Report on Form 10-K for the year ended December 31, 1995.)
*4(c)(3)	Long-term debt instruments of the Company in amounts not exceeding 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis will be furnished to the Commission upon request.
*4(d)	Form of Rights Agreement between UtiliCorp United Inc. and First Chicago Trust Company of New York, as Rights Agent. (Exhibit 4 to the company's Form 10-Q for the period ended September 30, 1996.)
*10(a)(1)	UtiliCorp United Inc. Amended and Restated 1986 Stock Incentive Plan. (Exhibit 10(a)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)
10(a)(2)	First Amendment and Second Amendment to UtiliCorp United Inc. Amended and Restated 1986 Stock Incentive Plan.
*10(a)(3)	UtiliCorp United Inc. Annual and Long-Term Incentive Plan, including all amendments. (Exhibit 10(a)(3) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)
*10(a)(4)	UtiliCorp United Inc. 1990 Non-Employee Director Stock Plan, including all amendments. (Exhibit 10(a)(4) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)
*10(a)(5)	Form of Severance Compensation Agreement between UtiliCorp United Inc., and certain Executives of the Company. (Exhibit 10 (a)(7) to the company's Annual Report on Form 10-K for the year ended December 31, 1995.)
*10(a)(6)	Executive Severance Payment Agreement (Exhibit 10 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1993.)
*10(a)(7)	Split Dollar Agreement dated as of June 12, 1985, between the Company and James G. Miller. (Exhibit 10(a)(10) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

*10(a)(8)	Supplemental Retirement Agreement dated as of January 27, 1983, between the Company and James G. Miller. (Exhibit 10(a)(11) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)
*10(a)(9)	UtiliCorp United Inc. Life Insurance Program for Officers. (Exhibit 10 (a)(13) to the company's Annual Report on Form 10-K for the year ended December 31, 1995.)
*10(a)(10)	Supplemental Executive Retirement Plan, Amended and Restated, including first amendment. (Exhibit 10(a)(11) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)
10(a)(11)	Second Amendment to Supplemental Executive Retirement Plan, Amended and Restated.
*10(a)(12)	Employment Agreement for Richard C. Green, Jr. (Exhibit 10.4 on Form 10-Q for the quarter ended June 30, 1998.)
*10(a)(13)	Employment Agreement for Robert K. Green (Exhibit 10.5 on Form 10-Q for the quarter ended June 30, 1998.)
10(a)(14)	Amended and Restated Capital Accumulation Plan.
13	Annual Report to Shareholders for the year ended December 31, 2000
21	Subsidiaries of the Company.
23	Consent of Arthur Andersen LLP.
*
Exhibits marked with an asterisk are incorporated by reference as indicated pursuant to Rule 12(b)-23.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                      UtiliCorp United Inc.

By:	/s/ RICHARD C. GREEN, JR. Richard C. Green, Jr. Chairman of the Board of Directors and Chief Executive Officer Date: March 26, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ RICHARD C. GREEN, JR. Richard C. Green, Jr.	Chairman of the Board of Directors and Chief Executive Officer	March 26, 2001
By:	/s/ ROBERT K. GREEN Robert K. Green	President, Chief Operating Officer and Director; Chairman, Aquila, Inc.	March 26, 2001
By:	/s/ PETER S. LOWE Peter S. Lowe	Senior Vice President and Chief Financial Officer	March 26, 2001
By:	/s/ JOHN R. BAKER John R. Baker	Director	March 26, 2001
By:	/s/ ROBERT F. JACKSON Robert F. Jackson	Director	March 26, 2001
By:	/s/ L. PATTON KLINE L. Patton Kline	Director	March 26, 2001
By:	/s/ HERMAN CAIN Herman Cain	Director	March 26, 2001
By:	/s/ IRVINE O. HOCKADAY, JR. Irvine O. Hockaday, Jr.	Director	March 26, 2001
By:	/s/ DR. STANLEY O. IKENBERRY Dr. Stanley O. Ikenberry	Director	March 26, 2001
By:	/s/ DR. SHIRLEY ANN JACKSON Dr. Shirley Ann Jackson	Director	March 26, 2001

QuickLinks

INDEX
PART I
Our Executive Team
PART II
Market Price
PART III
PART IV
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
UTILICORP UNITED INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS For the Three Years Ended December 31, 2000 (in Millions)
UTILICORP UNITED INC. INDEX TO EXHIBITS
SIGNATURES