Form 10-Q
period 2001-03-31
UTILICORP UNITED INC
filed 2001-05-15
CIK 66960

QuickLinks -- Click here to rapidly navigate through this document

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 1-3562

UTILICORP UNITED INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	44-0541877 (IRS Employer Identification No.)
20 West Ninth Street, Kansas City, Missouri (Address of principal executive offices)	64105 (Zip Code)

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

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2001
Common Stock, $1 par value	113,621,800

PART I—FINANCIAL INFORMATION

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

    We are subject to market risk as described on pages 32 and 33 of our 2000 Annual Report to Shareholders. There have been no material changes in market risk since December 31, 2000.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    For a discussion on legal proceedings, see page 10.

ITEM 2. CHANGES IN SECURITIES

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS

    Exhibits and reports on Form 8-K can be found on page 18.

Part I. Financial Information

Item 1. Financial Statements

UtiliCorp United Inc.
Consolidated Condensed Statements of Income—Unaudited

	Three Months Ended March 31,
	2001	2000
	Dollars in millions, except per share amounts
Sales	$11,980.0	$4,609.1
Cost of sales	11,473.8	4,291.2

Gross profit	506.2	317.9

Operating and maintenance expense	285.9	161.2
Depreciation and amortization	69.6	52.7
Other (income) expense:
Equity in earnings of investments and partnerships	(29.1)	(22.6)
Other	(11.7)	(5.5)

Earnings before interest and taxes	191.5	132.1

Interest expense	55.0	43.4
Minority interest in income of partnership and trust	8.9	8.3

Earnings before income taxes	127.6	80.4
Income taxes	54.1	26.0

Net income	$73.5	$54.4

Earnings per common share:
Basic	$.71	$.59
Diluted	$.69	$.59

Dividends per common share:	$.30	$.30

See accompanying notes to consolidated condensed financial statements.

UtiliCorp United Inc.
Consolidated Condensed Balance Sheets

	March 31, 2001	December 31, 2000
	(Unaudited)
	Dollars in millions
ASSETS
Current Assets:
Cash and cash equivalents	$743.6	$392.6
Funds on deposit	262.9	154.3
Accounts receivable, net	3,320.9	4,472.9
Inventories and supplies	169.6	195.2
Price risk management assets	1,053.1	1,454.3
Prepayments and other	235.0	199.3

Total current assets	5,785.1	6,868.6

Property, plant and equipment, net	3,633.3	3,654.9
Investments in subsidiaries and partnerships	1,967.1	1,956.6
Price risk management assets	904.5	744.5
Merchant notes receivable	350.6	313.2
Deferred charges and other assets	666.4	577.8

Total Assets	$13,307.0	$14,115.6

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Current maturities of long-term debt	$15.5	$51.7
Short-term debt	310.2	501.0
Accounts payable	3,520.2	4,828.2
Accrued liabilities	270.2	184.5
Price risk management liabilities	986.6	1,296.9
Customer funds on deposit	518.6	362.4
Other	384.6	259.7

Total current liabilities	5,973.5	7,484.4

Long-term liabilities:
Long-term debt, net	2,526.0	2,345.9
Income taxes and credits	524.0	625.2
Price risk management liabilities	1,401.9	1,252.4
Minority interest	17.2	18.1
Deferred credits	199.6	140.0

Total long-term liabilities	4,701.1	4,381.6

Company-obligated preferred securities	450.0	450.0
Common shareholders' equity	2,182.4	1,799.6

Total Liabilities and Shareholders' Equity	$13,307.0	$14,115.6

See accompanying notes to consolidated condensed financial statements.

UtiliCorp United Inc.
Consolidated Condensed Statements of Comprehensive Income—Unaudited

	Three Months Ended March 31,
	2001	2000
	Dollars in millions
Net Income	$73.5	$54.4
Other comprehensive income (loss):
Unrealized translation adjustments	(16.8)	(36.3)
Unrealized cash flow hedge	(2.8)	—

Comprehensive Income	$53.9	$18.1

Consolidated Condensed Statements of Common Shareholders' Equity—Unaudited

	March 31, 2001	December 31, 2000
	Dollars in millions
Common Stock: authorized 200,000,000 shares, par value $1 per share; 112,952,336 shares outstanding at March 31, 2001 and 100,350,977 shares outstanding at December 31, 2000; authorized 20,000,000 shares of Class A common stock, par value $1 per share, none issued	$113.0	$100.4
Premium on Capital Stock	1,754.4	1,405.7
Retained Earnings	377.7	334.5
Treasury Stock, at cost (98,858 and 40,441 shares at March 31, 2001 and December 31, 2000, respectively)	(2.9)	(0.8)
Accumulated Other Comprehensive Losses	(59.8)	(40.2)

Total Common Shareholders' Equity	$2,182.4	$1,799.6

See accompanying notes to consolidated condensed financial statements.

UtiliCorp United Inc.
Consolidated Condensed Statements of Cash Flows—Unaudited

	Three Months Ended March 31,
	2001	2000
	Dollars in millions
Cash Flows From Operating Activities:
Net income	$73.5	$54.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	69.6	52.7
Net changes in price risk management assets and liabilities	40.5	(21.0)
Income taxes and investment tax credits	(101.2)	12.1
Equity in earnings of investments and partnerships	(29.1)	(22.6)
Dividends from investments and partnerships	10.0	—
Minority interests	(1.5)	(2.4)
Changes in certain assets and liabilities, net of effects of acquisitions:
Accounts receivable/payable, net	(156.1)	(37.5)
Funds on deposit, net	47.7	14.9
Inventories and supplies	25.5	127.9
Prepayments and other	(1.4)	(14.0)
Accrued liabilities, net	85.7	27.0
Other	61.7	(7.5)

Cash provided from operating activities	124.9	184.0

Cash Flows From Investing Activities:
Additions to utility plant	(34.3)	(35.6)
Increase in merchant notes receivable	(37.4)	(21.2)
Investments in international businesses	(21.6)	—
Investment in domestic businesses	(27.9)	—
Other	(5.9)	(41.5)

Cash used for investing activities	(127.1)	(98.3)

Cash Flows From Financing Activities:
Issuance of long-term debt	303.1	112.0
Issuance of common stock	332.6	—
Issuance of common stock for compensation plans	28.7	—
Treasury stock acquired	(2.1)	(32.1)
Retirement of long-term debt	(88.0)	(0.5)
Short-term borrowings, net	(190.8)	(131.4)
Cash dividends paid	(30.3)	(27.8)
Other	—	(6.0)

Cash provided from (used for) financing activities	353.2	(85.8)

Increase (decrease) in cash and cash equivalents	351.0	(0.1)
Cash and cash equivalents at beginning of period	392.6	224.9

Cash and cash equivalents at end of period	$743.6	$224.8

See accompanying notes to consolidated condensed financial statements.

UTILICORP UNITED INC.
NOTES TO CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
(Unaudited)

1.  Summary of Significant Accounting Policies

    The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our 2000 Annual Report on Form 10-K. We believe it is best to read our year-end consolidated financial statements in conjunction with this report. The accompanying Balance Sheet and Statement of Common Shareholders' Equity as of December 31, 2000, were derived from our audited financial statements, but do not include all disclosures required by generally accepted accounting principles. In our opinion, the accompanying consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair representation of our financial position and the results of our operations. Certain estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods shown have been made in preparing the consolidated condensed financial statements. Actual results could differ from these estimates.

    Certain prior year amounts in the consolidated financial statements have been reclassified where necessary to conform to the 2001 presentation.

Accounting Pronouncement

    Effective January 1, 2001, we adopted SFAS No. 133 as amended by SFAS No. 137 and SFAS No. 138. These statements require the Company to recognize all derivative instruments on the balance sheet at fair value. These statements also establish new accounting rules for hedging instruments, which depend on the nature of the hedge relationship. A fair value hedge requires that the effective portion of the change in the fair value of a derivative instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in Other Comprehensive Income (OCI), a component of Common Shareholders' Equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative instrument's change in fair value is immediately recognized in earnings. As disclosed in further detail below, the first quarter 2001 unaudited consolidated condensed financial statements include the provisions required by SFAS No. 133, while the first quarter 2000 unaudited condensed consolidated financial statements were prepared in accordance with the applicable professional literature for derivatives and hedging instruments in effect at that time. Although we believe that these statements will not have a material impact on the annual consolidated financial results, the requirements of these statements may result in slightly increased volatility in our future quarterly unaudited consolidated condensed financial results.

    The adoption of SFAS No. 133 resulted in the Company recording transition adjustments to recognize its derivative instruments at fair value and to recognize the ineffective portion of the change in fair value of its derivatives. The cumulative effect of these transition adjustments at January 1, 2001, was a reduction to OCI of approximately $4.5 million ($2.7 million net of tax). The reduction in OCI was primarily related to cash flow hedges of forecasted foreign currency transactions and future natural gas liquids (NGL) production. The effect on net income was not significant.

    We use derivative financial instruments primarily to reduce our exposure to adverse fluctuations in interest rates and foreign exchange rates and to reduce our exposure to adverse fluctuations in commodity prices and other market risks. When entered into, the Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposures being hedged. Derivatives are recorded in the Consolidated Condensed Balance Sheet at fair value in either Price Risk Management Assets or Liabilities. The fair values of derivatives used to hedge or modify our risks fluctuate over time. These fair value amounts should not be viewed in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions and other exposures and to the overall reduction in our risk relating to adverse fluctuations in foreign exchange rates, interest rates, commodity prices and other market factors. In addition, the net income effect resulting from our derivative instruments is recorded in the same line item within the Consolidated Condensed Statement of Income as the underlying exposure being hedged. The Company also formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposures. Any ineffective portion of a financial instrument's change in fair value is immediately recognized in net income.

Interest Rate Management

    We maintain a percentage of fixed and variable rate debt within defined parameters. We enter into interest rate swap agreements that maintain the fixed-to-variable mix within these parameters. These contracts had maturities ranging from two to five years on March 31, 2001. Interest rate swap agreements which meet the shortcut method conditions required under SFAS No. 133 for cash flow hedges are accounted for as such.

Foreign Currency Management

    The purpose of our foreign currency hedging activities is to reduce the risk that our eventual U.S. dollar net cash inflows or outflows resulting from inter-company financing transactions outside the U.S. will be adversely affected by changes in exchange rates.

    We enter into forward exchange contracts and swaps to hedge certain anticipated cash flows denominated in foreign currencies. These contracts, which have been designated as cash flow hedges, had maturities of less than two years on March 31, 2001.

Commodity Risk Management

Trading Activities

    We trade energy commodity contracts daily. Our trading activities attempt to match our portfolio of physical and financial contracts to current or anticipated market conditions. Within the trading portfolio, we take certain positions to hedge physical sale or purchase contracts and we take certain positions to take advantage of market trends and conditions. We record most energy contracts—both physical and financial—at fair market value. Changes in value are reflected in the consolidated statement of income. We use all forms of financial instruments including futures, forwards, swaps and options. Each type of financial instrument involves different risks. We believe financial instruments help us manage our exposure to changes in market prices and take advantage of selected arbitrage opportunities.

    We refer to these transactions as price risk management activities.

Non-trading Activities—Hedging Instruments

    We enter into swaps related to our commodity businesses solely to hedge future cash flow from our NGL production. These swaps had maturities of less than one year on March 31, 2001.

    We recorded an additional $0.1 million decrease to OCI, net of both income taxes and reclassifications to earnings, which will generally offset cash flow losses relating to the underlying exposures being hedged in future periods. The Company estimates that it will reclassify into earnings during the next nine months approximately $1.7 million of the net amount recorded in OCI as of March 31, 2001. The Company did not discontinue any fair value or cash flow hedge relationships during the quarter ended March 31, 2001. As of March 31, 2001, the fair value of cash flow hedges was $4.4 million ($2.8 million net of tax). The effect on net income was not significant.

Increase in common stock authorized

    On May 2, 2001, our shareholders approved an increase in the number of common shares authorized from 200 million shares to 400 million shares.

2.  Earnings per Common Share

    The following table shows the amounts used in computing basic and diluted earnings per common share and the effect on income and weighted average number of shares of dilutive potential common stock for the three-month periods ended March 31, 2001 and 2000.

	Three Months Ended March 31,
	2001	2000
	In millions, except per share amounts
Earnings available for common shares	$73.5	$54.4
Convertible bonds	—	0.1

Earnings available for common shares after assumed conversion of dilutive securities
Securities	$73.5	$54.5

Earnings per share:
Basic	$.71	$.59
Diluted	$.69	$.59

Weighted average number of common shares used in basic earnings per share	103.6	92.6
Per share effect of dilutive securities:
Stock options	1.6	—
Company-obligated preferred securities	1.5	—
Convertible bonds	0.2	0.3

Weighted number of common shares and dilutive potential common shares used in diluted earnings per share	106.9	92.9

3.  Financings, Mergers, Acquisitions and Divestitures

Equity Offerings

    An initial public offering of 19,975,000 Class A Aquila, Inc. common shares, including an over allotment of 2,475,000 shares, closed on April 27, 2001. The offering price was $24.00 per share and raised approximately $450 million in net proceeds. Of the 19,975,000 shares, 14,225,000 were sold by Aquila and 5,750,000 were sold by UtiliCorp. A significant after-tax gain will be recognized in the second quarter on the shares sold by UtiliCorp. UtiliCorp now owns approximately 80% of Aquila's outstanding shares.

    On March 9, 2001, we sold 11,500,000 shares of our common stock, including an over allotment of 1,500,000 shares, to the public, which raised approximately $332 million.

UnitedNetworks Ltd. Stock Sale

    On April 9, 2001 shares of UnitedNetworks Ltd. were sold to institutional investors in New Zealand and the United States. This sale reduced UtiliCorp's effective interest in UnitedNetworks to 55.5%. Net proceeds from the sale totaled $41 million, which will result in a gain in the second quarter. The sale is expected to improve the liquidity of UnitedNetworks stock by increasing the number of shares available for public trading.

Sale of West Kootenay Generation Business

    On March 26, 2001, we announced that we have filed an application with the British Columbia Utilities Commission for approval to sell our West Kootenay generation business to Columbia Power Corporation and the Columbia Basin Trust for approximately $77 million. Additionally, we would enter into a long-term power purchase agreement with the new owners. The transaction is expected to close by September 15, 2001, subject to regulatory approval and acceptable financing arrangements.

Senior Notes

    On February 2, 2001, we issued $250,000,000 of 7.95% senior notes due in February 2011.

Sale of Pipeline Operations

    On February 1, 2001, we entered into an agreement to sell our wholly owned subsidiary, UtiliCorp Pipeline Systems, for our book value of approximately $63 million to Gateway Pipeline Company, Inc. We expect this transaction to close by September 30, 2001, subject to regulatory approval.

4.  Environmental Matter

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

5.  Reportable Segment Reconciliation

	Three Months Ended March 31,
	2001	2000
	Dollars in Millions
Sales:
Energy Merchant	$10,981.0	$4,021.6
U.S. Networks	923.0	525.1
International Networks	94.3	71.7
Services	4.5	—
Corporate and Other (including eliminations)	(22.8)	(9.3)

Total	$11,980.0	$4,609.1

EBIT:
Energy Merchant	$89.5	$23.7
U.S. Networks	73.5	71.4
International Networks	25.2	27.6
Services	3.5	10.2
Corporate and Other	(0.2)	(0.8)

Total	$191.5	$132.1

6.  Finance Subsidiary's Securities

    UtiliCorp Capital L.P. and UtiliCorp Capital Trust I are wholly-owned finance subsidaries of UtiliCorp. UtiliCorp has fully and unconditionally guaranteed the securities issued by these subsidiaries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

UTILICORP UNITED INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

    Except where noted, the following discussion refers to the consolidated entity, UtiliCorp United Inc. Our business segments include the following business groups: Networks, consisting primarily of domestic and international transmission, distribution and generation utility operations, Energy Merchant, consisting primarily of domestic and international energy merchant activities, and Services, consisting of our broadband business in North America and various equity investments.

FORWARD-LOOKING INFORMATION

    This report contains forward-looking information. These statements involve risks and uncertainties, and there are certain important factors that can cause actual results to differ materially from those anticipated. We generally intend the words "may," "will," "should," "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," "continue," or the negative of those terms or similar expressions to identify forward-looking statements. Some of the important factors which could cause actual results to differ materially from those anticipated include:

  •
  Both our Networks and Energy Merchant businesses are weather-sensitive. Weather can affect results significantly to the extent that temperatures differ from normal.

  •
  We are exposed to market risk, which may cause us to incur losses from our commodity services operations.

  •
  We may not be able to implement our strategy if we are unable to access or generate capital at competitive rates.

  •
  The failure to maintain our investment grade bond rating would impair our ability to execute our strategy.

  •
  The timing and extent of changes in interest rates could affect financial results.

  •
  We may not be able to successfully integrate acquired businesses into our operations.

  •
  The volatility of natural gas and natural gas liquids prices can significantly affect the earnings contribution from the capacity services segment of our Energy Merchant group.

  •
  The pace of well connections to our gas gathering system can affect the earnings contribution from the capacity services segment of our Energy Merchants group.

  •
  Our development of a merchant power plant may not be successful or profitable.

  •
  The pace and degree of regulatory changes in the U.S. and abroad can affect new business opportunities and the intensity of competition.

  •
  The value of the U.S. dollar relative to the British pound, Canadian dollar, Australian dollar, and New Zealand dollar can affect financial results from foreign operations.

  •
  The results of operations from our Australian businesses may be affected in the near future by the next phase of deregulation, which makes customers contestable and resets rates.

  •
  The inability to pass through increased fuel and purchased power costs in certain regulatory jurisdictions may affect the results of operations of our networks. The modification of regulations or historical practices in other jurisdictions in which we rely upon our ability to recover our costs from our customers could adversely affect our earnings.

  •
  The result of pending rate proceedings could affect future growth of our network business.

  •
  Expansion of electric markets in the United Kingdom and Europe will affect both opportunity and competition in marketing and trading activities.

  •
  The construction of broadband fiber-optic networks and start-up operations of our communication business may have a negative effect on results of operations over the next few years.

LIQUIDITY AND CAPITAL RESOURCES

    We believe our liquidity and capital resources are sufficient and provide adequate financial flexibility to meet our anticipated cash need. Our operations have historically generated positive cash flow, which, along with our credit lines, accounts receivable sales programs, and access to capital markets, has provided adequate liquidity to meet our short-term and long-term cash requirements, including requirements for acquisitions.

    We utilize accounts receivable sales programs to efficiently manage our working capital and provide immediate liquidity. At March 31, 2001, we had sold $405 million of receivables under these programs. In addition to the accounts receivable sales program and bank loans, we can issue up to $150 million of commercial paper, which is supported by a $400 million revolving credit agreement. We had no commercial paper borrowings at March 31, 2001.

    We have various bank facilities supporting our international operations with outstanding borrowings of $205.2 million at March 31, 2001.

    An initial public offering of 19,975,000 Class A Aquila, Inc. common shares, including an over allotment of 2,475,000 shares, closed on April 27, 2001. The offering price was $24.00 per share and raised approximately $450 million in net proceeds. Of the 19,975,000 shares, 14,225,000 were sold by Aquila and 5,750,000 were sold by us. We now own approximately 80% of Aquila's outstanding shares.

    On March 9, 2001, we sold 11,500,000 shares of our common stock, including an over allotment of 1,500,000 shares, to the public, which raised approximately $332 million.

    On February 2, 2001, we issued $250,000,000 of 7.95% senior notes due in February 2011.

    As a result of the above transactions, we expect to have cash reserves in excess of operating requirements which we intend to use primarily to retire debt over the next six to nine months.

SIGNIFICANT BALANCE SHEET MOVEMENTS

    Total assets decreased by $808.6 million since December 31, 2000. This decrease is primarily attributable to the following:

  •
  Cash increased $351 million primarily due to the issuance of our common stock and increased cash reserves for customer funds on deposit.

  •
  Accounts receivable decreased $1.2 billion primarily due to the seasonality and price fluctuations of our trading and risk management businesses.

  •
  Inventories and supplies decreased by $25.6 million primarily due to a seasonal decrease in our storage of natural gas and Aquila's increased sales of natural gas inventories due to current high prices.

  •
  Price risk management liabilities, net of assets, decreased by $80.4 million. The decrease was due to the pricing of contracts based on market prices of gas and power, which can fluctuate significantly.

  •
  Deferred charges increased $88.6 million, primarily due to additional deferred power costs relating to the TransAlta acquisition and down payments on turbine purchases.

    Total liabilities decreased by $1,191.4 million and common shareholders' equity increased by $382.8 million since December 31, 2000. These changes are primarily attributable to the following:

  •
  Accounts payable decreased by $1.3 billion primarily due to the seasonality and price fluctuations of our gas and power trading business.

  •
  Short-term debt decreased $190.8 million primarily due to repayment of debt from the proceeds of the senior note issuance.

  •
  Long-term debt, including current maturities of long—term debt, increased $143.9 million primarily due to the issuance of $250 million of senior notes.

  •
  Common shareholders' equity increased $382.8 million primarily as a result of the 11.5 million shares of stock sold in March 2001. Net income for the quarter was offset by dividends paid and unfavorable currency translation adjustments that resulted from a decrease in the value of the Australian, New Zealand and Canadian dollars against the United States dollar during the quarter.

RESULTS OF OPERATIONS

ENERGY MERCHANT

    The table below summarizes the operations of our domestic and international Energy Merchant business for the first quarter of each year.

	Three Months Ended March 31,
	2001	2000
	Dollars in millions
Sales	$10,981.0	$4,021.6
Cost of sales	10,736.0	3,933.5

Gross profit	245.0	88.1

Operating expenses:
Operating and maintenance	154.5	62.5
Depreciation and amortization	12.8	11.1

Total operating expenses	167.3	73.6
Equity earnings of investments and partnerships	6.2	4.4
Other income (expense)	5.6	4.8

Earnings before interest and taxes (EBIT)	$89.5	$23.7

Quarter-To-Quarter

Sales, Cost of Sales and Gross Profit

    Sales and cost of sales for our merchant operations increased $7.0 billion and $6.8 billion, respectively, in 2001 compared to 2000. These increases were primarily due to higher prices and volume for electricity and natural gas in 2001.

    Gross profit for our merchant operations increased $156.9 million in 2001 compared to 2000. This is the result of a $133.9 million increase in gross profit from Wholesale Services and a $23.0 million increase in gross profit from Capacity Services.

    Wholesale Services' gross profit increased primarily due to strong wholesale commodity results in our gas and power origination businesses, principally related to excellent execution in a robust pricing environment. In addition, structured term deal flow increased 32% in the first quarter of 2001 over 2000.

    An increase in Capacity Services gross profit resulted primarily from the impact of GPU assets acquired in December 2000 and stronger natural gas prices which favorably impacted our gas storage operations.

Operating Expenses

    Operating expenses increased $93.7 million due to the expansion of Aquila's business and higher incentive compensation expense resulting from our strong performance.

NETWORKS

    The table below summarizes the operations of our domestic and international networks for the first quarter of each year.

	Three Months Ended March 31
	2001	2000
	Dollars in millions
Sales:
Electric	$271.3	$231.8
Gas	543.8	257.0
Non-Regulated	202.2	108.0

Total sales	1,017.3	596.8

Cost of sales:
Electric	137.8	112.9
Gas	442.8	165.0
Non-Regulated	178.4	89.2

Total cost of sales	759.0	367.1

Gross profit	258.3	229.7

Operating expenses:
Operating	96.9	73.9
Depreciation and amortization	52.0	40.2
Maintenance	12.0	12.8
Taxes, other than income taxes	13.5	14.7

Total operating expenses	174.4	141.6
Equity in earnings of investments and partnerships	9.1	7.0
Other income	5.7	3.9

Earnings before interest and taxes (EBIT)	$98.7	$99.0

EBIT by segment subunit:
U. S. Networks	$73.5	$71.4
International Networks	25.2	27.6

Total Networks EBIT	$98.7	$99.0

Quarter-To-Quarter

Sales, Cost of Sales and Gross Profit

    Sales and cost of sales for our network businesses increased $420.5 million and $391.9 million, respectively, in 2001 compared to 2000. These increases were primarily due to our acquisition of TransAlta's electric distribution business in Alberta, Canada and increased natural gas prices.

    Gross profit for our network business increased $28.6 million in 2001 compared to 2000. This increase was primarily due to the acquisition of St. Joseph Light & Power, growth in customers and colder than normal weather.

Operating Expenses

    Operating expenses increased $32.8 million in 2001 compared to 2000. The addition of our Alberta and St. Joseph Light & Power networks contributed to a $47.5 million increase in total operating expenses. Deconsolidation of our New Zealand business decreased total operating expenses by $13.7 million.

Equity in Earnings and Other Income

    Equity in earnings and other income increased $2.1 million in 2001 compared to 2000. After the sale of a portion of our New Zealand business we now use the equity method of accounting to account for our net share of the business, which resulted in the increase.

Regulatory Matters

    The following is a summary of our pending rate case activity:

Rate Case Designation	Type of service	Date Requested	Amount Requested (in millions)
Kansas	Electric	12/8/2000	$14.2
Minnesota	Gas	8/11/2000	$9.8

    We filed a Kansas electric rate case to increase rates $14.2 million in December 2000. We expect hearings to be held in June 2001.

    We filed a $9.8 million Minnesota case and placed the interim rate increase in effect on October 1, 2000. We anticipate an order from the Commission in May 2001.

    We filed for a rate increase in Alberta of about $13 million along with an application for a performance-based rate-setting mechanism. We have been engaged in settlement negotiations with stakeholders, and expect to obtain approval of final rates from the Alberta Energy and Utilities Board in May 2001.

SERVICES

Quarter-To-Quarter

    Our Services segment includes our investment in our Quanta and North America broadband business. EBIT from our Services business decreased $6.7 million in 2001 primarily due to start-up costs incurred by our broadband business, offset in part by increased equity earnings from our Quanta investment.

CORPORATE AND OTHER

Quarter-To-Quarter

Interest Expense

    Interest expense and minority interests in income of partnership and trust increased $12.2 million in 2001 compared to 2000. The increase is due to additional long-term and short-term borrowings, respectively, used to finance acquisitions in 2000.

Income Taxes

    Income taxes increased $28.1 million in 2001 compared to 2000. This increase was due primarily to the increased earnings before income taxes in 2001 resulting from the factors discussed previously. The increase is also attributed to an increase in the portion of earnings from Canada, which has higher statutory tax rates, and tax benefits not recognized on certain losses from our international operations. Our overall effective tax rate increased from 32.3% in 2000 to 42.4% in 2001.

Part II. Other Information

Item 6. Exhibits

(a) List of Exhibits:

    3(a) Certificate of Incorporation of the Company, as amended.

(b) Report on Form 8-K

    We filed reports on Form 8-K for the quarter ended March, 31, 2001 as follows:

Date Filed	Item No.
February 2, 2001	Item 5—Fifteenth supplemental indenture and other documents in support of issuance of senior debt.
February 23, 2001	Item 5—Consolidated financial statements, footnotes and financial review of UtiliCorp United Inc.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTILICORP UNITED INC.
By:	/s/ PETER S. LOWE Peter S. Lowe Senior Vice President and Chief Financial Officer

Date: May 14, 2001

QuickLinks

PART I—FINANCIAL INFORMATION
PART II—OTHER INFORMATION
  Part I. Financial Information
  Item 1. Financial Statements
UtiliCorp United Inc. Consolidated Condensed Statements of Income—Unaudited
UtiliCorp United Inc. Consolidated Condensed Balance Sheets
UtiliCorp United Inc. Consolidated Condensed Statements of Comprehensive Income—Unaudited
Consolidated Condensed Statements of Common Shareholders' Equity—Unaudited
UtiliCorp United Inc. Consolidated Condensed Statements of Cash Flows—Unaudited
UTILICORP UNITED INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
UTILICORP UNITED INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Part II. Other Information
  Item 6. Exhibits
Signatures