Form 10-Q
period 2001-06-30
UTILICORP UNITED INC
filed 2001-08-13
CIK 66960

QuickLinks -- Click here to rapidly navigate through this document

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 1-3562

UTILICORP UNITED INC.
(Exact name of registrant as specified in its charter)

Delaware	44-0541877
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
20 West Ninth Street, Kansas City, Missouri	64105
(Address of principal executive offices)	(Zip Code)

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

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2001
Common Stock, $1 par value	115,274,650

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    Information regarding the consolidated condensed financial statements is set forth on pages 3 through 13.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis of financial condition and results of operations can be found on pages 14 through 22.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are subject to market risk as described on pages 32 and 33 of our 2000 Annual Report to Shareholders. There have been no material changes in market risk since December 31, 2000.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Information regarding changes in securities can be found on page 22.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    Information regarding the submission of matters to a vote of securities holders can be found on page 22.

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits and reports on Form 8-K can be found on page 23.

Part I. Financial Information

Item 1. Financial Statements

UtiliCorp United Inc.
Consolidated Condensed Statements of Income—Unaudited

	Three Months Ended June 30,
Dollars in millions, except per share amounts
	2001	2000
Sales	$10,441.4	$5,761.0
Cost of sales	9,882.0	5,437.8

Gross profit	559.4	323.2

Operating and maintenance expense	305.3	186.4
Depreciation and amortization expense	66.4	57.1
Other (income) expense:
Equity in earnings of investments and partnerships	(20.0)	(16.8)
Minority interest in income of subsidiaries	15.2	2.0
Other	(24.9)	(9.4)
Gain on sale of subsidiary stock	(116.6)	—

Earnings before interest and taxes	334.0	103.9

Interest expense	50.4	49.2
Minority interest in income of partnership and trusts	8.6	8.3

Earnings before income taxes	275.0	46.4
Income taxes	131.8	17.1

Net income	$143.2	$29.3

Earnings per common share:
Basic	$1.26	$.32
Diluted	$1.21	$.31

Dividends per common share	$.30	$.30

See accompanying notes to consolidated condensed financial statements.

UtiliCorp United Inc.
Consolidated Condensed Statements of Income—Unaudited

	Six Months Ended June 30,
Dollars in millions, except per share amounts
	2001	2000
Sales	$22,421.4	$10,370.0
Cost of sales	21,355.8	9,729.0

Gross profit	1,065.6	641.0

Operating and maintenance expense	591.2	347.6
Depreciation and amortization expense	136.0	109.8
Other (income) expense:
Equity in earnings of investments and partnerships	(49.1)	(44.0)
Minority interest in income of subsidiaries	13.6	3.3
Other	(34.9)	(11.6)
Gain on sale of subsidiary stock	(116.6)	—

Earnings before interest and taxes	525.4	235.9

Interest expense	105.4	92.5
Minority interest in income of partnership and trusts	17.5	16.6

Earnings before income taxes	402.5	126.8
Income taxes	185.9	43.1

Net income	$216.6	$83.7

Earnings per common share:
Basic	$1.99	$.90
Diluted	$1.93	$.90

Dividends per common share	$.60	$.60

See accompanying notes to consolidated condensed financial statements.

UtiliCorp United Inc.
Consolidated Condensed Balance Sheets

Dollars in millions	June 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$522.7	$392.6
Funds on deposit	288.6	154.3
Accounts receivable, net	3,753.6	4,485.4
Inventories and supplies	286.1	195.2
Price risk management assets	930.7	1,454.3
Prepayments and other	243.9	185.1

Total current assets	6,025.6	6,866.9

Property, plant and equipment, net	3,712.1	3,646.9
Investments in subsidiaries and partnerships	1,972.1	2,018.4
Price risk management assets	561.5	744.5
Merchant notes receivable	295.0	313.2
Deferred charges and other assets	647.0	615.1

Total Assets	$13,213.3	$14,205.0

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Current maturities of long-term debt	$244.3	$51.7
Short-term debt	151.4	501.0
Accounts payable	3,983.1	4,850.8
Accrued liabilities	300.2	184.5
Price risk management liabilities	629.9	1,296.9
Customer funds on deposit	284.3	369.4
Other	380.2	336.8

Total current liabilities	5,973.4	7,591.1

Long-term liabilities:
Long-term debt, net	2,234.1	2,345.9
Income taxes and credits	511.1	540.1
Price risk management liabilities	1,145.2	1,252.4
Minority interest	152.7	18.1
Deferred credits	260.1	207.8

Total long-term liabilities	4,303.2	4,364.3

Company-obligated preferred securities	350.0	450.0
Common shareholders' equity	2,586.7	1,799.6

Total Liabilities and Shareholders' Equity	$13,213.3	$14,205.0

See accompanying notes to consolidated condensed financial statements.

UtiliCorp United Inc.
Consolidated Statements of Comprehensive Income—Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions
	2001	2000	2001	2000
Net Income	$143.2	$29.3	$216.6	$83.7
Other comprehensive income (loss):
Unrealized translation adjustments	16.7	(9.4)	(0.1)	(45.9)
Unrealized cash flow hedges	3.1	—	0.3	—

Comprehensive Income	$163.0	$19.9	$216.8	$37.8

Consolidated Condensed Statements of Common Shareholders' Equity

Dollars in millions	June 30,	December 31,
	2001	2000
	(Unaudited)
Common Stock: authorized 400 million shares at June 30, 2001 and 200 million shares at December 31, 2000, par value $1 per share; 115,241,462 shares issued at June 30, 2001 and 100,350,977 shares issued at December 31, 2000; authorized 20,000,000 shares of Class A common stock, par value $1 per share, none issued	$115.2	$100.4
Premium on Capital Stock	2,025.5	1,405.7
Retained Earnings	486.2	334.5
Treasury Stock, at cost (4,785 and 40,441 shares at June 30, 2001 and December 31, 2000, respectively)	(0.2)	(0.8)
Accumulated Other Comprehensive Losses	(40.0)	(40.2)

Total Common Shareholders' Equity	$2,586.7	$1,799.6

See accompanying notes to consolidated condensed financial statements.

UtiliCorp United Inc.
Consolidated Condensed Statements of Cash Flows—Unaudited

	Six Months Ended June 30,
Dollars in millions
	2001	2000
Cash Flows From Operating Activities:
Net income	$216.6	$83.7
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	136.0	109.8
Net changes in price risk management assets and liabilities	(67.6)	(87.9)
Income taxes and investment tax credits	0.6	20.1
Equity in earnings of investments and partnerships	(49.1)	(44.0)
Dividends from investments and partnerships	26.3	15.8
Minority interest in income of subsidiaries	13.6	3.3
Changes in certain assets and liabilities, net of effects of acquisitions:
Accounts receivable/payable, net	(135.8)	(27.1)
Inventories and supplies	(90.9)	142.0
Prepayments and other	(81.3)	(56.8)
Accrued and other current liabilities	152.0	25.4
Other	62.2	(14.1)

Sub-total	182.6	170.2
Funds on deposit, net	(212.3)	10.1

Cash (used) provided by operating activities	(29.7)	180.3

Cash Flows From Investing Activities:
Additions to utility plant	(73.2)	(85.5)
Merchant notes receivable	18.2	(104.7)
Investments in international businesses	(34.9)	(277.5)
Investment in communication services	(34.2)	(360.1)
Other	(42.6)	35.0

Cash used for investing activities	(166.7)	(792.8)

Cash Flows From Financing Activities:
Issuance of common stock	332.6	—
Issuance of subsidiary common stock	316.0	—
Issuance of long-term debt	606.0	371.4
Purchase of common stock under stock option/purchase plans	64.2	—
Issuance (retirement) of company-obligated preferred securities	(100.0)	100.0
Retirement of long-term debt	(478.4)	(207.5)
Short-term borrowings (repayments), net	(349.6)	321.1
Treasury stock sold (acquired)	0.6	(16.4)
Cash dividends paid	(64.9)	(55.5)
Other	—	(10.2)

Cash provided from financing activities	326.5	502.9

Increase (decrease) in cash and cash equivalents	130.1	(109.6)
Cash and cash equivalents at beginning of period	392.6	224.9

Cash and cash equivalents at end of period	$522.7	$115.3

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

    Certain prior year amounts in the consolidated condensed financial statements have been reclassified where necessary to conform to the 2001 presentation.

New Accounting Pronouncements

Accounting for Derivative Instruments and Hedging Activities

    Effective January 1, 2001, we adopted SFAS No. 133 as amended by SFAS No. 137 and SFAS No. 138. These statements require the Company to recognize all derivative instruments on the balance sheet at fair value. These statements also establish new accounting rules for hedging instruments, which depend on the nature of the hedge relationship. A fair value hedge requires that the effective portion of the change in the fair value of a derivative instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in Other Comprehensive Income (OCI), a component of Common Shareholders' Equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative instrument's change in fair value is immediately recognized in earnings. As disclosed in further detail below, the second quarter 2001 unaudited consolidated condensed financial statements include the provisions required by SFAS No. 133, while the second quarter 2000 unaudited condensed consolidated financial statements were prepared in accordance with the applicable professional literature for derivatives and hedging instruments in effect at that time.

    The adoption of SFAS No. 133 resulted in the Company recording transition adjustments to recognize its derivative instruments at fair value and to recognize the ineffective portion of the change in fair value of its derivatives. The cumulative effect of these transition adjustments at January 1, 2001, was a reduction to OCI of approximately $4.5 million ($2.7 million net of tax). The reduction in OCI was related to cash flow hedges of forecasted foreign currency transactions, future natural gas liquids (NGL) production and variable interest rate obligations. The effect on net income was not significant.

    We use derivative financial instruments primarily to reduce our exposure to adverse fluctuations in interest rates, foreign exchange rates, commodity prices and other market risks. When entered into, the Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposures being hedged. Derivatives are recorded in the Consolidated Condensed Balance Sheet at fair value in either Price Risk Management Assets or Liabilities. The fair values of derivatives used to hedge or modify our risks fluctuate over time. These fair value amounts should not be viewed in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions and other exposures and to the overall reduction in our risk relating to adverse fluctuations in foreign exchange rates, interest rates, commodity prices and other market factors. In addition, the net income effect resulting from our derivative instruments is recorded in the same line item within the Consolidated Condensed Statement of Income as the underlying exposure being hedged. The Company also formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposures. Any ineffective portion of a financial instrument's change in fair value is immediately recognized in net income.

Interest Rate Management

    We maintain a percentage of fixed and variable rate debt within defined parameters. We enter into interest rate swap agreements that maintain the fixed-to-variable mix within these parameters. These contracts had maturities ranging from two to five years on June 30, 2001. Interest rate swap agreements, which meet the hedge criterion required under SFAS No. 133 for cash flow hedges, are accounted for as such.

Foreign Currency Management

    The purpose of our foreign currency hedging activities is to reduce the risk that our eventual U.S. dollar net cash inflows or outflows resulting from inter-company financing transactions outside the U.S. will be adversely affected by changes in exchange rates.

    We enter into forward exchange contracts and swaps to hedge certain anticipated cash flows denominated in foreign currencies. These contracts, which have been designated as cash flow hedges, had maturities of less than 2 years on June 30, 2001.

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

Non-trading Activities—Hedging Instruments

    We enter into swaps related to our commodity businesses solely to hedge future cash flow from our NGL production. These swaps had maturities of less than one year on June 30, 2001.

Impact of Hedging Activities

    We recorded a $3.0 million increase to OCI, net of both income taxes and reclassifications to earnings, which will generally offset cash flow losses relating to the underlying exposures being hedged in future periods. We estimate that we will reclassify gains into earnings during the next six months approximating $0.4 million from the net amount recorded in OCI as of June 30, 2001. We did not discontinue any fair value or cash flow hedge relationships during the quarter ended June 30, 2001. As of June 30, 2001, the fair value of cash flow hedges was $0.6 million ($0.3 million net of tax). The effect on net income was not significant.

Business Combinations

    In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" (SFAS 141). SFAS 141 addresses financial accounting and reporting for business combinations and require that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. The pooling-of-interests method is prohibited. SFAS 141 also requires certain additional disclosures regarding material business combinations. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

Goodwill and Other Intangible Assets

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that, beginning on January 1, 2002, goodwill no longer be amortized against earnings. This statement will require that, no less than annually, goodwill be tested for impairment and if impaired, be written off against earnings at that time. We are still evaluating the impact on our equity-accounted foreign affiliates and completing the allocations of purchase price on certain acquisitions. Excluding the effect of those evaluations, we estimate the adoption of the standard will result in reduced amortization of at least $18 million on approximately $600 million of goodwill. We are assessing the potential impact, if any, that a goodwill impairment test could have on our financial position or results of operations.

Asset Retirement Obligations

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which the asset is acquired. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. The liability will be accreted to its present value each subsequent period and the capitalized cost will be depreciated over the useful life of the related asset. Upon settlement of the liability, the company will record a gain or loss for the difference between the settled liability and the recorded amount. This standard will become effective for UtiliCorp on January 1, 2003, although earlier application is encouraged. We are in the process of estimating the effect of the adoption of this standard on our financial position or results of operations.

2.  Earnings per Common Share

    The following table shows the amounts used in computing basic and diluted earnings per common share and the effect on income and weighted average number of shares of potential dilutive issuances of common stock for the three- and six-month periods ended June 30, 2001 and 2000.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts
	2001	2000	2001	2000
Earnings available for common shares	$143.2	$29.3	$216.6	$83.7
Convertible bonds	0.1	—	0.1	0.1

Earnings available for common shares after assumed conversion of dilutive securities	$143.3	$29.3	$216.7	$83.8

Earnings per share:
Basic	$1.26	$.32	$1.99	$.90
Diluted	$1.21	$.31	$1.93	$.90

Weighted average number of common shares used in basic earnings per share	113.8	92.7	108.7	92.8
Per share effect of dilutive securities:
Company-obligated preferred securities	2.8	—	2.1	—
Stock options	1.4	—	1.1	.1
Convertible bonds	.2	.3	.3	.3

Weighted number of common shares and dilutive potential common shares used in diluted earnings per share	118.2	93.0	112.2	93.2

3.  Financings, Mergers, Acquisitions and Divestitures

Equity Offerings

An initial public offering of 19,975,000 Class A Aquila, Inc. common shares, including an over allotment of 2,475,000 shares, closed on April 27, 2001. The offering price was $24.00 per share and raised approximately $446 million in net proceeds. Of the 19,975,000 shares, Aquila sold 14,225,000 new shares and UtiliCorp sold 5,750,000 previously issued shares. A pre-tax gain of approximately $110.8 million, or $.50 per share, was recognized in the second quarter on the shares sold by UtiliCorp. UtiliCorp now owns approximately 80% of Aquila's outstanding shares.

On March 9, 2001, we sold 11,500,000 shares of our common stock, including an over allotment of 1,500,000 shares, to the public, which raised approximately $332 million in net proceeds.

UnitedNetworks Ltd. Stock Sale

On April 9, 2001 shares of UnitedNetworks Ltd. were sold to institutional investors in New Zealand and the United States. This sale reduced UtiliCorp's effective interest in UnitedNetworks to 55.5%. Net proceeds from the sale totaled $41 million, which resulted in a $5.8 million pre-tax gain in the second quarter. The sale is expected to improve the liquidity of UnitedNetworks stock by increasing the number of shares available for public trading.

Sale of West Kootenay Generation Assets

On March 26, 2001, we announced that we had filed an application with the British Columbia Utilities Commission for approval to sell our West Kootenay generation assets to Columbia Power Corporation and the Columbia Basin Trust for approximately $77 million. Additionally, it is expected that we would enter into a long-term power purchase agreement with the new owners. The closing of the transaction is subject to regulatory approval and acceptable financing arrangements. Any gain on this transaction would be recognized over the term of the long-term power purchase agreement.

Senior Notes

On February 2, 2001, we issued $250 million of 7.95% senior notes due in February 2011. Net proceeds from the sale were used to reduce short-term debt incurred for acquisitions and general corporate purposes.

Sale of Pipeline Operations

On February 1, 2001, we entered into an agreement to sell our wholly owned subsidiary, UtiliCorp Pipeline Systems, for our book value of approximately $63 million to Gateway Pipeline Company, Inc. The closing of this transaction is subject to regulatory approval.

Retirement/Exchange of Long-Term Debt and Preferred Securities

In June 2001, we exchanged $189.5 million of senior notes with interest rates ranging from 8.0% to 9.0% for $200 million of new senior notes with interest rates at 7.75%, maturing in June 2011. Additionally, during 2001, we retired $204.1 million of senior notes, mortgage bonds and company-obligated preferred securities.

4.  Finance Subsidiaries' Securities

UtiliCorp Canada Finance Corporation and UtiliCorp Capital Trust I are wholly owned finance subsidiaries of UtiliCorp. UtiliCorp has fully and unconditionally guaranteed the $200 million of public long-term debt and $250 million of public company-obligated preferred securities issued by these subsidiaries, respectively.

5.  Reportable Segment Reconciliation

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions
	2001	2000	2001	2000
Sales:
Energy Merchant	$9,903.9	$5,314.1	$20,884.9	$9,335.7
U.S. Networks	454.1	376.9	1,377.1	901.9
International Networks	83.2	80.2	177.5	151.9
Services	3.5	—	8.1	—
Corporate and Other (including eliminations)	(3.3)	(10.2)	(26.2)	(19.5)

Total	$10,441.4	$5,761.0	$22,421.4	$10,370.0

EBIT:
Energy Merchant*	$283.9	$40.7	$373.4	$64.4
U.S. Networks	17.6	17.1	91.1	88.6
International Networks	40.4	34.4	65.6	61.8
Services	(7.8)	7.7	(4.4)	17.9
Corporate and Other (including eliminations)	(0.1)	4.0	(0.3)	3.2

Total	$334.0	$103.9	$525.4	$235.9

    * Includes $110.8 million gain on the sale of Aquila shares by UtiliCorp in 2001

Dollars in Millions	June 30, 2001	December 31, 2000
Assets:
Energy Merchant	$7,137.8	$7,887.0
U.S. Networks	2,612.0	2,772.0
International Networks	2,030.7	2,285.4
Services	921.1	879.5
Corporate and Other (including eliminations)	511.7	381.1

Total	$13,213.3	$14,205.0

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

UTILICORP UNITED INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

    Except where noted, the following discussion refers to the consolidated entity, UtiliCorp United Inc. Our business segments include the following business groups: Networks, consisting primarily of domestic and international transmission, distribution and generation utility operations; Energy Merchant, consisting primarily of domestic and international energy merchant activities; and Services consisting of our broadband business in North America and various equity investments.

FORWARD-LOOKING INFORMATION

    This report contains forward-looking information. These statements involve risks and uncertainties, and there are certain important factors that can cause actual results to differ materially from those anticipated. We generally intend the words "may", "will", "should", "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate", "continue", or the negative of these terms or similar expressions to identify forward-looking statements. Some of the important factors that could cause actual results to differ materially from those anticipated include:

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

  •
  Our development of merchant power plants may not be successful or profitable.

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

  •
  The inability to pass through increased fuel and purchased power costs in certain regulatory jurisdictions may affect the results of operations of our networks. The modification of regulations or historical practices on other jurisdictions in which we rely upon our ability to recover our costs from our customers could adversely affect our earnings.

  •
  The result of pending rate proceedings will affect future earnings of our network business.

  •
  Expansion of electric markets in the United Kingdom and Europe will increase both opportunity and competition in marketing and trading activities.

  •
  The construction of broadband fiber optic networks and start-up operations of our communication business will have a negative effect on earnings over the near term.

LIQUIDITY AND CAPITAL RESOURCES

    We believe our liquidity and capital resources are sufficient and provide adequate financial flexibility to meet our anticipated cash needs. Our operations have historically generated strong positive cash flow, which, along with our credit lines, accounts receivable sales programs and access to capital markets have provided adequate liquidity to meet our short-term and long-term cash requirements, including requirements for acquisitions. Cash flows from operations were lower in the six months ended June 30, 2001 as compared to the same period in 2000 as $85.1 million of customer deposit refunds were made during the six months ended June 30, 2001 while we were required to post an additional $134.3 million of funds on deposits due to trade positions and the fact that UtiliCorp was removed as guarantor on a number of Aquila's commodity contracts. Since December 2000 we have enhanced our balance sheet through debt reduction and the sale of stock.

    We utilize accounts receivable sales programs totaling $405 million to efficiently manage our working capital and provide immediate liquidity. At June 30, 2001, we had sold approximately $275 million of receivables under these programs. In addition to the accounts receivable sales programs and bank loans, we can issue up to $150 million of commercial paper, which is supported by a $400 million revolving credit agreement. We had no commercial paper borrowings outstanding June 30, 2001. We had $100 million of short-term domestic bank borrowings at June 30, 2001, which we retired on August 9, 2001.

    We have various short-term bank facilities supporting our international operation with outstanding borrowings of $46.5 million at June 30, 2001.

Retirement/Exchange of Long-Term Debt and Preferred Securities

    In June 2001, we exchanged $189.5 million of senior notes with interest rates ranging from 8.0% to 9.0% for $200 million of new senior notes with interest rates at 7.75%, maturing in June 2011. Additionally, during 2001, we retired $204.1 million of senior notes, mortgage bonds and company-obligated preferred securities.

Senior Notes

    On February 2, 2001, we issued $250 million of 7.95% senior notes due in February 2011. Net proceeds from the sale were used to reduce short-term debt incurred for acquisitions and general corporate purposes.

Equity Offerings

    An initial public offering of 19,975,000 Class A Aquila, Inc. common shares, including an over allotment of 2,475,000 shares, closed on April 27, 2001. The offering price was $24.00 per share and raised approximately $446 million in net proceeds. Of the 19,975,000 shares, Aquila sold 14,225,000 new shares and UtiliCorp sold 5,750,000 previously issued shares. A pre-tax gain of approximately $110.8 million, or $.50 per share, was recognized in the second quarter on the shares sold by UtiliCorp. UtiliCorp now owns approximately 80% of Aquila's outstanding shares.

    On March 9, 2001, we sold 11,500,000 shares of our common stock, including an over allotment of 1,500,000 shares, to the public, which raised approximately $332 million in net proceeds.

Other

    Aquila has a $125 million letter of credit facility with a group of banks that is used to support its trading and other activities. At June 30, 2001, approximately $58 million was outstanding against this facility that expires in December 2001. We anticipate that this facility will become part of a larger corporate revolver that Aquila plans to put in place in the third quarter.

    Aquila is in the process of completing the financing of a power plant in Clay County, Illinois for approximately $150 million and the financing of ten additional GE turbines secured last January. Our financing strategy with respect to our power plant development program is to first finance these assets using an off-balance sheet structure and then permanently finance the projects with non-recourse project- level debt. We generally do not intend to hold 100% ownership positions in these plants long-term, meaning we intend to monetize or repackage assets to take advantage of market opportunities.

SIGNIFICANT BALANCE SHEET MOVEMENTS

    Total assets decreased by $991.7 million since December 31, 2000. This decrease is primarily attributable to the following:

  •
  Cash increased by $130.1 million due to the sale of Aquila shares by UtiliCorp and issuance of UtiliCorp common stock, which was offset by reductions of debt.

  •
  Funds on deposit increased by $134.3 million primarily due to price fluctuations, our over-all position in our gas and power trading business and additional margin requirements at Aquila when we were taken off as a guarantor.

  •
  Accounts receivable decreased $731.8 million primarily due to the seasonality and price fluctuations of our gas and power trading business.

  •
  Inventories and supplies increased by $90.9 million primarily due to a seasonal increase in our storage of natural gas and Aquila's replenishment of storage facilities.

  •
  Price risk management liabilities, net of assets, decreased by $67.6 million. The decrease was primarily due to the pricing of contracts based on future values of gas and power, which can fluctuate significantly.

  •
  Investments in subsidiaries and partnerships decreased by $46.3 million primarily due to translation adjustments on foreign currency denominated investments.

  •
  Net property, plant and equipment increased by $65.2 million primarily due to utility plant additions.

    Total liabilities decreased by $1,678.8 million and common shareholders' equity increased by $787.1 million since December 31, 2000. These changes are primarily attributable to the following:

  •
  Accounts payable decreased by $867.7 million primarily due to the seasonality and price fluctuations of our gas and power trading business.

  •
  Accrued liabilities increased by $115.7 million due to increased tax liability on higher pre tax income.

  •
  Customer funds on deposit decreased by $85.1 million due to price fluctuations and our customers' over-all position in our gas and power trading business.

  •
  Minority interest increased by $134.5 million due to the sale of 20% of UtiliCorp's ownership in Aquila.

  •
  Company-obligated preferred securities decreased by $100 million due to retirement of our Monthly Income Preferred Securities.

  •
  Short-term and long-term debt, including current maturities of long-term debt, together decreased by $268.8 million due to debt repayments made with the cash proceeds from the sale of Aquila shares by UtiliCorp and the issuance of additional UtiliCorp shares.

  •
  Common shareholders' equity increased by $787.1 million primarily as a result of the 11.5 million shares of UtiliCorp stock sold in March 2001, the sale of Aquila shares in April 2001, the exercise of stock options and issuance of shares under compensation plans and net income. Net income was partially offset by dividends paid.

RESULTS OF OPERATIONS

ENERGY MERCHANT

    The table below summarizes the operations of our domestic and international Energy Merchant businesses for the three and six-month periods of ended June 30, 2001 and 2000.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions
	2001	2000	2001	2000
Sales	$9,903.9	$5,314.1	$20,884.9	$9,335.7
Cost of sales	9,562.5	5,191.2	20,298.4	9,124.7

Gross profit	341.4	122.9	586.5	211.0

Operating expenses:
Operating and maintenance	158.9	79.2	313.4	141.7
Depreciation and amortization	13.5	12.9	26.4	24.0

Total operating expenses	172.4	92.1	339.8	165.7

Equity earnings of investments and partnerships	5.5	4.1	11.7	8.5
Minority interest in income of subsidiaries	(16.5)	—	(16.5)	—
Gain on sale of subsidiary stock*	110.8	—	110.8	—
Other income	15.1	5.8	20.7	10.6

Earnings before interest and taxes (EBIT)	$283.9	$40.7	$373.4	$64.4

*
Includes $110.8 million gain on the sale of Aquila shares by UtiliCorp in 2001

Commodity Services

Quarter-to-Quarter

Sales, Cost of Sales, and Gross Profit

    Sales and cost of sales for our merchant operations increased $4.6 billion and $4.4 billion, respectively, in 2001 compared to 2000. These increases were primarily due to higher prices for electricity and natural gas, increased volume of electricity and natural gas marketed and sold resulting from strong client demand and increased term deal flow, the impact of the GPU International acquisition in December 2000 and new generation assets brought on line in 2001.

    Gross profit for our merchant operations increased $218.5 million in 2001 compared to 2000. Of these amounts, $175.0 million of the increase came from Wholesale Services and a $43.5 million from Capacity Services.

    Wholesale Services' gross profit increased due to strong wholesale commodity results in our gas and power origination businesses and a favorable market environment.

    Capacity Services' gross profit increased primarily due to the impact of GPUI assets acquired in December 2000, new merchant plants in production in 2001 and stronger natural gas prices which favorably impacted our gas storage operation.

Operating Expenses

    Operating expenses increased $80.3 million due to the expansion of Aquila's business and higher incentive compensation expense resulting from the strong performance.

Minority Interest in Income of Subsidiaries

    Minority interest increased $16.5 million due to UtiliCorp's sale of 20% of its ownership in Aquila.

Year-to-Date

    (Factors discussed in the quarter-to-quarter comparison also affect the year-to-date comparisons.)

    EBIT increased by $309.0 million in the first six months of 2001 compared to 2000. Strong performances as discussed above led to this increase.

NETWORKS

    The table below summarizes the operations of our domestic and international networks for the three and six month periods of each year.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions
	2001	2000	2001	2000
Sales:
Electric	$266.6	$182.6	$537.9	$368.6
Gas	139.9	112.8	683.7	369.7
Non-Regulated	130.8	161.6	333.0	315.5

Total sales	537.3	457.0	1,554.6	1,053.8

Cost of sales:
Electric	115.0	88.6	252.9	186.4
Gas	95.8	64.1	538.5	229.2
Non-Regulated	110.8	104.0	289.2	208.3

Total cost of sales	321.6	256.7	1,080.6	623.9

Gross profit	215.7	200.3	474.0	429.9

Operating expenses:
Operating	106.9	87.4	203.9	161.3
Depreciation and amortization	47.6	42.1	99.7	82.2
Maintenance	14.7	12.5	26.6	25.3
Taxes, other than income taxes	13.2	12.2	26.7	26.8

Total operating expenses	182.4	154.2	356.9	295.6

Equity in earnings of investments and partnerships	10.6	1.9	19.8	14.5
Gain on sale of subsidiary stock	5.8	—	5.8	—
Other income	8.3	3.5	14.0	1.6

Earnings before interest and taxes (EBIT)	$58.0	$51.5	$156.7	$150.4

EBIT by segment subunit:
U.S. Networks	$17.6	$17.1	$91.1	$88.6
International Networks	40.4	34.4	65.6	61.8

Total Networks	$58.0	$51.5	$156.7	$150.4

Quarter-to-Quarter

Sales, Cost of Sales and Gross Profit

    Sales and cost of sales for the network businesses increased $80.3 million and $64.9 million, respectively, in 2001 compared to 2000. These increases were primarily due to the acquisition of Alberta electric distribution business on August 31, 2000 and the acquisition of St. Joseph Light & Power Company on December 31, 2000. These increases were offset by the deconsolidation of the New Zealand business effective June 30, 2000.

    Gross profit for networks increased $15.4 million in 2001 compared to 2000. This increase was primarily due to the acquisition of Alberta and St. Joseph networks and growth in customers. These increases were offset in part by the deconsolidation of the New Zealand business.

Operating Expenses

    Operating expenses increased $28.2 million in 2001 compared to 2000. The addition of the Alberta and St. Joseph networks contributed to a $42.0 million increase in total operating expenses. Bad debt expenses increased as a result of industrial customer bankruptcies and high natural gas costs impacting residential customer payments. Deconsolidation of our New Zealand business decreased total operating expenses by $16.2 million.

Equity in Earnings and Other Income

    Equity in earnings increased $14.5 million in 2001 compared to 2000. After a sale of a portion of our New Zealand business we now use the equity method of accounting to account for our net share of the business, which resulted in the increase.

    Other income increased $4.8 million in 2001 compared to 2000. This increase was primarily due to a gain on the sale of 13 million shares of our New Zealand business.

Year-to-Date

Sales, Cost of Sales and Gross Profit

    Sales and cost of sales for our network businesses increased $500.8 million and $456.7 million, respectively, in 2001 compared to 2000. These increases were primarily due to the acquisition of our Alberta and St. Joseph businesses and increased natural gas prices.

    Gross profit for our networks increased $44.1 million in 2001 compared to 2000. This increase was primarily due to the acquisition of the Alberta and St. Joseph businesses, growth in customers and colder than normal weather.

Operating Expenses

    Operating expenses increased $61.3 million in 2001 compared to 2000. The addition of our Alberta and St. Joseph networks contributed an $83.1 million increase in total operating expenses. Bad debt expenses increased as a result of industrial customer bankruptcies and high natural gas costs impacting residential customer payments. Deconsolidation of our New Zealand business decreased total operating expenses by $29.8 million.

Equity in Earnings and Other Income

    Equity in earnings increased $11.1 million in 2001 compared to 2000. After a sale of a portion of our New Zealand business in June 2000, we now use the equity method of accounting to account for the net share of the business, which resulted in the increase.

    Other income increased $12.4 million in 2001 compared to 2000. This increase was primarily due to a gain on the sale of 13 million shares of our New Zealand business.

Regulatory Matters

    The following is a summary of our pending rate case activity:

Rate Case Designation	Type of service	Date Requested	Amount Requested (In millions)
Missouri	Electric	6/2001	$49.4
Kansas	Electric	12/2000	$14.2
Minnesota	Gas	8/2000	$9.8

    We filed a Missouri electric rate case to increase rates $49.4 million in June 2001. We expect hearings to be held in late January 2002.

    We filed a Kansas electric rate case to increase rates $14.2 million in December 2000, later revised to $12.7 million. Hearings were held in June 2001. The commission staff has recommended an increase of $1.1 million. We expect a final order in August 2001.

    We filed a $9.8 million Minnesota rate case and placed the interim rate increase in effect on October 1, 2000. We reached a settlement with the Minnesota Department of Commerce on a $6.2 million increase. The Commission approved a $5.2 million increase. We have requested that the settlement be approved as filed and expect hearings to be held in October 2001.

    We filed for a rate increase in Alberta of about $13 million along with an application for a performance-based rate-setting (PBR) mechanism. We reached a settlement in negotiations with stakeholders, and obtained approval from the Alberta Energy and Utilities Board in June 2001 for a $6.0 million increase of 2000 distribution rates. As a part of the settlement we withdrew the PBR provision of the tariff. A process was agreed upon for the filing of a year 2002 tariff with a multi-year PBR plan.

SERVICES

Quarter-To-Quarter

    Our Services segment includes our investment in Quanta and a broadband business. EBIT from our Services business decreased $15.5 million in 2001 compared to 2000. UtiliCorp's Services segment includes its 35 percent interest in the contracting firm Quanta Services, Inc. (NYSE: PWR) and its broadband networks business. The contribution of the Quanta investment to EBIT decreased compared to the prior year as a result of eliminating UtiliCorp's management fee in the 2000 fourth quarter, and due to Quanta's recent earnings reports that indicate a continuing slowdown in its telecom-related business. Quanta's reduced earnings guidance going forward will result in a decrease in its contribution to UtiliCorp's EBIT during the second half of this year. The 2001 second quarter EBIT contribution from Quanta was offset by costs associated with the build-out of UtiliCorp's broadband networks in two Kansas City suburbs. We continue to focus on only these two suburbs and intend to use these locations to prove out our business models prior to committing significantly more capital to the business; however, we continue to pursue financial partners. We will continue to monitor the broadband network business as compared to our expectations.

Year-to-Date

    (Factors discussed in the quarter-to-quarter comparison also affect the year-to-date comparisons.)

    EBIT decreased by $22.3 million in the first six months of 2001 compared to 2000. Performances as discussed above led to this decrease.

INTEREST EXPENSE AND INCOME TAXES

Quarter-To-Quarter

Interest Expense

    Interest expense and minority interest in income of partnership and trusts increased $1.5 million in 2001 compared to 2000. Interest expense was higher due to long-term borrowings to finance acquisitions in 2000, which was offset by earnings on invested cash from the common stock offering and Aquila IPO.

Income Taxes

    Income taxes increased $114.7 million in 2001 compared to 2000. The increase was due primarily to the increased earnings before income taxes in 2001 resulting from the factors discussed previously. The increase is also attributed to an increase in the portion of earnings from Canada, which has higher statutory tax rates, provisions for non-deductible expenses and increased minority interest in Aquila. Our overall effective tax rate increased from 36.9% in 2000 to 47.9% in 2001.

Year-to-Date

    (Factors discussed in the quarter-to-quarter comparison also affect the year-to-date comparisons.)

Interest Expense

    Interest expense and minority interest in income of partnership and trusts increased $13.8 million in 2001 compared to 2000. Interest expense was higher due to long-term borrowings to finance acquisitions in 2000, which was offset by earnings on invested cash from the common stock offering and Aquila IPO.

Income Taxes

    Income taxes increased $142.8 million in 2001 compared to 2000. The increase was due primarily to the increased earnings before income taxes in 2001 resulting from the factors discussed previously. The increase is also attributed to an increase in the portion of earnings from Canada, which has higher statutory tax rates, provisions for non-deductible expenses and increased minority interest in Aquila. Our overall effective tax rate increased from 34.0% in 2000 to 46.2% in 2001.

Part II
Other Information

Item 2. Changes in Securities and Use of Proceeds

    On May 2, 2001, we amended our Certificate of Incorporation to increase the number of authorized shares of common stock from 200 million shares to 400 million shares.

Item 4. Submission of Matters to a Vote of Security Holders

    We held our annual meeting of shareholders on May 2, 2001. At the meeting, the following matters were voted on by the shareholders:

1.
Election of Directors:

Director	Term	Votes For	Votes Withheld
Dr. Stanley O. Ikenberry	3 years	80,991,718	2,988,953
Irvine O. Hockaday, Jr	3 years	72,492,013	11,488,658
John R. Baker	3 years	81,869,296	2,111,375

  Following the election, our Board of Directors consisted of Richard C. Green, Jr.; John R. Baker; Herman Cain; Robert K. Green; Irvine O. Hockaday, Jr.; Dr. Stanley O. Ikenberry, Ph.D.; Robert F. Jackson, Jr.; and L. Patton Kline.

2.
The shareholders voted 75,804,008 For, 7,224,263 Against and 952,400 Abstain to amend the Certificate of Incorporation to increase the number of authorized shares of Common Stock to 400 million.

3.
The shareholders voted 74,110,558 For, 8,622,444 Against and 1,247,669 Abstain to amend the Amended and Restated 1986 Stock Incentive Plan to allow the issuance of an additional 2,000,000 shares pursuant to the plan.

Item 6. Exhibits

(a)
List of Exhibits:
10(a)(1)	Amended and Restated UtiliCorp United Inc. Supplemental Executive Retirement Plan
10(a)(2)	First Amendment to UtiliCorp United Inc. Capital Accumulation Plan.
(b)
Report on Form 8-K

    No reports on Form 8-K were filed during the second quarter of 2001.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTILICORP UNITED INC.

By:	/s/ PETER S. LOWE Peter S. Lowe Senior Vice President and Chief Financial Officer

Date: August 10, 2001

QuickLinks

PART I—FINANCIAL INFORMATION
PART II—OTHER INFORMATION
UtiliCorp United Inc. Consolidated Condensed Statements of Income—Unaudited
UtiliCorp United Inc. Consolidated Condensed Statements of Income—Unaudited
UtiliCorp United Inc. Consolidated Condensed Balance Sheets
Consolidated Statements of Comprehensive Income—Unaudited
Consolidated Condensed Statements of Common Shareholders' Equity
Consolidated Condensed Statements of Cash Flows—Unaudited
UTILICORP UNITED INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Signatures