Form 10-Q
period 2001-09-30
UTILICORP UNITED INC
filed 2001-11-14
CIK 66960

QuickLinks -- Click here to rapidly navigate through this document

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2001
Common Stock, $1 par value	115,702,014

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    Information regarding the consolidated condensed financial statements is set forth on pages 3 through 15.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis of financial condition and results of operations can be found on pages 16 through 24.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are subject to market risk as described on pages 32 and 33 of our 2000 Annual Report to Shareholders. There have been no material changes in market risk since December 31, 2000.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    Not applicable.

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits and reports on Form 8-K can be found on page 25.

Part I. Financial Information

Item 1. Financial Statements

UtiliCorp United Inc.

Consolidated Condensed Statements of Income—Unaudited

	Three Months Ended September 30,
Dollars in millions, except per share amounts
	2001	2000
Sales	$9,315.5	$7,998.9
Cost of sales	8,971.7	7,731.1

Gross profit	343.8	267.8

Operating and maintenance expense	207.4	158.4
Depreciation and amortization expense	71.6	49.5
Other (income) expense:
Equity in earnings of investments and partnerships	(48.2)	(35.1)
Minority interest in income of subsidiaries	6.5	—
Gain on sale of subsidiary stock	—	(44.0)
Other	(32.2)	(23.9)

Earnings before interest and taxes	138.7	162.9

Interest expense	46.6	44.3
Minority interest in income of partnership and trusts	5.3	10.2

Earnings before income taxes	86.8	108.4
Income taxes	17.9	33.5

Net income	$68.9	$74.9

Earnings per common share:
Basic	$.60	$.80
Diluted	$.58	$.80

Dividends per common share	$.30	$.30

See accompanying notes to consolidated condensed financial statements.

UtiliCorp United Inc.

Consolidated Condensed Statements of Income—Unaudited

	Nine Months Ended September 30,
Dollars in millions, except per share amounts
	2001	2000
Sales	$31,736.9	$18,368.9
Cost of sales	30,327.4	17,460.1

Gross profit	1,409.5	908.8

Operating and maintenance expense	798.6	508.3
Depreciation and amortization expense	207.6	159.2
Other (income) expense:
Equity in earnings of investments and partnerships	(97.2)	(79.2)
Minority interest in income of subsidiaries	20.1	3.3
Gain on sale of subsidiary stock	(116.6)	(44.0)
Other	(67.2)	(37.6)

Earnings before interest and taxes	664.2	398.8

Interest expense	152.0	136.8
Minority interest in income of partnership and trusts	22.8	26.9

Earnings before income taxes	489.4	235.1
Income taxes	203.8	76.5

Net income	$285.6	$158.6

Earnings per common share:
Basic	$2.58	$1.71
Diluted	$2.50	$1.69

Dividends per common share	$.90	$.90

See accompanying notes to consolidated condensed financial statements.

UtiliCorp United Inc.

Consolidated Condensed Balance Sheets

Dollars in millions	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$227.8	$392.6
Funds on deposit	221.1	154.3
Accounts receivable, net	2,801.5	4,485.4
Inventories and supplies	339.7	195.2
Price risk management assets	867.9	1,454.3
Prepayments and other	316.1	185.1

Total current assets	4,774.1	6,866.9

Property, plant and equipment, net	3,386.9	3,246.5
Investments in subsidiaries and partnerships	2,011.6	2,018.4
Price risk management assets	562.0	744.5
Notes receivable	300.9	313.2
Deferred charges and other assets	842.4	948.8

Total Assets	$11,877.9	$14,138.3

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Current maturities of long-term debt	$253.9	$51.7
Short-term debt	92.2	501.0
Accounts payable	3,238.3	4,850.8
Accrued liabilities	263.9	184.5
Price risk management liabilities	618.9	1,296.9
Customer funds on deposit	84.0	369.4
Other	349.2	336.8

Total current liabilities	4,900.4	7,591.1

Long-term liabilities:
Long-term debt, net	2,139.6	2,345.9
Income taxes and credits	425.2	473.4
Price risk management liabilities	1,051.9	1,252.4
Minority interest	165.5	18.1
Deferred credits	226.5	207.8

Total long-term liabilities	4,008.7	4,297.6

Company-obligated preferred securities	350.0	450.0
Common shareholders' equity	2,618.8	1,799.6

Total Liabilities and Shareholders' Equity	$11,877.9	$14,138.3

See accompanying notes to consolidated condensed financial statements.

UtiliCorp United Inc.

Consolidated Statements of Comprehensive Income—Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions
	2001	2000	2001	2000
Net Income	$68.9	$74.9	$285.6	$158.6
Other comprehensive income (loss):
Unrealized translation adjustments	(16.7)	(12.6)	(16.8)	(58.4)
Unrealized cash flow hedges	(1.5)	—	(1.2)	—

Comprehensive Income	$50.7	$62.3	$267.6	$100.2

Consolidated Condensed Statements of Common Shareholders' Equity

Dollars in millions	September 30, 2001	December 31, 2000
	(Unaudited)
Common Stock: authorized 400 million shares at September 30, 2001 and 200 million shares at December 31, 2000, par value $1 per share; 115,584,624 shares issued at September 30, 2001 and 100,350,977 shares issued at December 31, 2000; authorized 20 million shares of Class A common stock, par value $1 per share, none issued.	$115.6	$100.4
Premium on Capital Stock	2,041.1	1,405.7
Retained Earnings	520.5	334.5
Treasury Stock, at cost (481 and 40,441 shares at September 30, 2001 and December 31, 2000, respectively)	(0.2)	(0.8)
Accumulated Other Comprehensive Losses	(58.2)	(40.2)

Total Common Shareholders' Equity	$2,618.8	$1,799.6

See accompanying notes to consolidated condensed financial statements.

UtiliCorp United Inc.

Consolidated Condensed Statements of Cash Flows—Unaudited

	Nine Months Ended September 30,
Dollars in millions
	2001	2000
Cash Flows From Operating Activities:
Net income	$285.6	$158.6
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	207.6	159.2
Net changes in price risk management assets and liabilities	(111.6)	236.5
Income taxes and investment tax credits	(13.6)	33.8
Equity in earnings of investments and partnerships	(97.2)	(79.2)
Dividends from investments and partnerships	30.6	54.5
Minority interest in income of subsidiaries	20.1	3.3
Changes in certain assets and liabilities, net of effects of acquisitions:
Accounts receivable/payable, net	71.5	(31.5)
Inventories and supplies	(144.5)	93.2
Prepayments and other	(79.8)	(15.9)
Accrued and other current liabilities	90.3	39.6
Other	78.3	(62.9)

Sub-total	337.3	589.2
Funds on deposit, net	(352.2)	(117.9)

Cash (used) provided by operating activities	(14.9)	471.3

Cash Flows From Investing Activities:
Additions to utility plant	(171.6)	(133.1)
Aquila capital expenditures	(112.3)	(43.4)
Notes receivable	12.3	(146.4)
Investments in international businesses	(8.7)	(706.6)
Investment in communication services	(46.7)	(387.1)
Other	(3.4)	(41.9)

Cash used for investing activities	(330.4)	(1,458.5)

Cash Flows From Financing Activities:
Issuance of common stock	332.6	—
Issuance of subsidiary common stock	316.0	—
Issuance of long-term debt	798.8	623.1
Issuance (retirement) of company-obligated preferred securities	(100.0)	100.0
Retirement of long-term debt	(733.8)	(221.7)
Short-term borrowings (repayments), net	(408.8)	408.6
Cash dividends paid	(99.6)	(83.6)
Other	75.3	(10.8)

Cash provided from financing activities	180.5	815.6

Increase (decrease) in cash and cash equivalents	(164.8)	(171.6)
Cash and cash equivalents at beginning of period	392.6	224.9

Cash and cash equivalents at end of period	$227.8	$53.3

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

New Accounting Pronouncements

Accounting for Derivative Instruments and Hedging Activities

    Effective January 1, 2001, we adopted SFAS No. 133 as amended by SFAS No. 137 and SFAS No. 138. These statements require the Company to recognize all derivative instruments on the balance sheet at fair value. These statements also establish new accounting rules for hedging instruments, which depend on the nature of the hedge relationship. A fair value hedge requires that the effective portion of the change in the fair value of a derivative instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in Other Comprehensive Income (OCI), a component of Common Shareholders' Equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative instrument's change in fair value is immediately recognized in earnings. As disclosed in further detail below, the third quarter 2001 unaudited consolidated condensed financial statements include the provisions required by SFAS No. 133, while the third quarter 2000 unaudited condensed consolidated financial statements were prepared in accordance with the applicable professional literature for derivatives and hedging instruments in effect at that time.

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

Interest Rate Management

    We maintain a percentage of fixed and variable rate debt within defined parameters. We enter into interest rate swap agreements that maintain the fixed-to-variable mix within these parameters. These contracts had maturities ranging from one to five years on September 30, 2001. Interest rate swap agreements, which meet the hedge criterion required under SFAS No. 133 for cash flow hedges, are accounted for as such.

Foreign Currency Management

    The purpose of our foreign currency hedging activities is to reduce the risk that our eventual U.S. dollar net cash inflows or outflows resulting from inter-company financing transactions outside the U.S. will be adversely affected by changes in exchange rates.

    We enter into forward exchange contracts and swaps to hedge certain anticipated cash flows denominated in foreign currencies. These contracts, which have been designated as cash flow hedges, had maturities ranging from one to ten years on September 30, 2001.

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

Non-trading Activities—Hedging Instruments

    We enter into swaps related to our commodity businesses solely to hedge future cash flow from our NGL production. These swaps had maturities of less than one year on September 30, 2001.

Impact of Hedging Activities

    We recorded a $1.5 million decrease to OCI, net of both income taxes and reclassifications to earnings, which will generally offset future cash flow losses relating to the underlying exposures being hedged. We estimate that we will reclassify gains into earnings during the next three months approximating $0.4 million from the net amount recorded in OCI as of September 30, 2001. We did not discontinue any fair value or cash flow hedge relationships during the quarter ended September 30, 2001. As of September 30, 2001, the fair value of cash flow hedges was $(1.9) million, $(1.2) million net of tax. The effect on net income was not significant.

Business Combinations

    In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" (SFAS 141). SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. The pooling-of-interests method is prohibited. SFAS 141 also requires certain additional disclosures regarding material business combinations. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

Goodwill and Other Intangible Assets

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that, beginning on January 1, 2002, goodwill no longer be amortized against earnings. Rather, this statement will require that no less than annually goodwill be tested for impairment, and if impaired, be written off against earnings at that time.

    During the third quarter we finalized purchase price allocations that resulted in the classification of approximately $306 million of additional goodwill. We estimate the adoption of this standard will result in reduced annual goodwill amortization of approximately $23 million on approximately $780 million of goodwill. We are currently assessing how this new standard will impact our equity in earnings of investments and partnerships as the underlying investments currently have goodwill and intangibles on their balance sheets. We are also evaluating the impact the new standard and its impairment testing could have on our financial position and results of operations.

Asset Retirement Obligations

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. The liability will be accreted to its present value each subsequent period and the capitalized cost will be depreciated over the useful life of the related asset. Upon settlement of the liability, the company will record a gain or loss for the difference between the settled liability and the recorded amount. This standard will become effective for us on January 1, 2003, although earlier application is encouraged. We are in the process of assessing the impact that the adoption of this standard will have on our financial position and results of operations.

Impairment or Disposal of Long Lived Assets

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation, which resulted in two accounting models for long-lived assets to be disposed of. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We are in the process of assessing the impact that the adoption of this standard will have on our financial position and results of operations.

2.  Earnings Per Common Share

    The following table shows the amounts used in computing basic and diluted earnings per common share and the effect on income and weighted average number of shares of potential dilutive issuances of common stock for the three- and nine-month periods ended September 30, 2001 and 2000.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts
	2001	2000	2001	2000
Earnings available for common shares	$68.9	$74.9	$285.6	$158.6
Convertible bonds	—	—	0.1	0.1

Earnings available for common shares after assumed conversion of dilutive securities	$68.9	$74.9	$285.7	$158.7

Earnings per share:
Basic	$.60	$.80	$2.58	$1.71
Diluted	$.58	$.80	$2.50	$1.69

Weighted average number of common shares used in basic earnings per share	115.4	93.0	110.9	92.9
Per share effect of dilutive securities:
Company-obligated preferred securities	2.0	—	2.2	—
Stock options	1.1	0.6	1.1	0.5
Convertible bonds	0.2	0.3	0.2	0.3

Weighted number of common shares and dilutive common shares used in diluted earnings per share	118.7	93.9	114.4	93.7

3.  Financings, Mergers, Acquisitions and Divestitures

Exchange Offer

    On November 7, 2001, we announced that we would make an offer to acquire all of the outstanding publicly held shares of Aquila in exchange for shares of UtiliCorp common stock. The public shareholders of Aquila will be offered .6896 shares of UtiliCorp common stock in a tax-free exchange for each outstanding share of Aquila Class A common stock. The exchange offer will be subject to the non-waivable condition that at least a majority of Aquila's publicly held Class A shares are tendered. If the exchange offer is successfully completed, we will commit to effect a merger of Aquila with a UtiliCorp subsidiary. In that merger, each remaining share of Aquila's Class A stock would be converted into shares of UtiliCorp common stock at the same ratio as paid in the exchange offer. Aquila shareholders will have the opportunity to exercise dissenters' rights with respect to the merger.

    We are aware of ten class action complaints with allegations regarding our proposed exchange offer that have been filed against UtiliCorp, Aquila and certain officers and directors of Aquila. Generally, the actions challenge our announced plan for the exchange offer and seek to enjoin the exchange offer or, should the exchange offer be consummated, an award of an unspecified amount of damages. The plaintiffs in these actions allege breaches of fiduciary and other common law duties owed to them. We are in the process of reviewing the claims and have not yet had an opportunity to answer the allegations or make an assessment of the likely outcome of the litigation.

Name Change

    In conjunction with our exchange offer announcement on November 7, 2001, we announced our intention to adopt "Aquila" as our corporate name after our exchange offer is completed.

Equity Offerings

    An initial public offering of 19,975,000 Class A Aquila, Inc. common shares, including an over-allotment of 2,475,000 shares, closed on April 27, 2001. The offering price was $24.00 per share and raised approximately $446 million in net proceeds. Of the 19,975,000 shares, Aquila sold 14,225,000 new shares and UtiliCorp sold 5,750,000 previously issued shares. A pre-tax gain of $110.8 million, or $.50 per share, was recognized in the second quarter on the shares sold by UtiliCorp. UtiliCorp now owns approximately 80% of Aquila's outstanding shares.

    On March 9, 2001, we sold 11,500,000 shares of our common stock, including an over-allotment of 1,500,000 shares, to the public, which raised approximately $332 million in net proceeds.

UnitedNetworks Ltd. Stock Sale

    On April 9, 2001, shares of UnitedNetworks Ltd. were sold to institutional investors in New Zealand and the United States. This sale reduced UtiliCorp's effective interest in UnitedNetworks to 55.5%. Net proceeds from the sale totaled $41 million, which resulted in a $5.8 million pre-tax gain in the second quarter. The sale is expected to improve the liquidity of UnitedNetworks stock by increasing the number of shares available for public trading.

Sale of West Kootenay Generation Assets

    On March 26, 2001, we announced that we had filed an application with the British Columbia Utilities Commission for approval to sell our West Kootenay generation assets to Columbia Power Corporation and the Columbia Basin Trust for approximately $77 million. Additionally, it is expected that we would enter into a long-term power purchase agreement with the new owners. We are currently evaluating the impact of certain significant regulatory stipulations that have been imposed as conditions to closing. Any gain on this transaction would be recognized over the term of the long-term power purchase agreement.

Senior Notes

    On February 2, 2001, we issued $250 million of 7.95% senior notes due in February 2011. Net proceeds from the sale were used to reduce short-term debt incurred for acquisitions and general corporate purposes.

Sale of Pipeline Operations

    On February 1, 2001, we entered into an agreement to sell our wholly owned subsidiary, UtiliCorp Pipeline Systems, to Gateway Pipeline Company, Inc. for our book value of approximately $63 million. The sale received regulatory approval in August 2001 and we expect to close the transaction by the end of 2001.

Retirement/Exchange of Long-Term Debt and Preferred Securities

    In June 2001, we exchanged $189.5 million of senior notes with interest rates ranging from 8.0% to 9.0% for $200 million of new senior notes with interest rates at 7.75%, maturing in June 2011. Additionally, during 2001, we retired $204.1 million of senior notes, mortgage bonds and company-obligated preferred securities.

Purchase of Gas Storage Interest

    On August 23, 2001, Aquila formed a partnership with ArcLight Energy Partners Fund I, L.P. to buy Western Hub Properties, a Houston-based developer of underground natural gas storage. Western Hub owns a gas storage facility under construction about 35 miles south of Sacramento, near Lodi, California. The cost to acquire Western Hub and to complete the facility is about $220 million. Funds will mainly be financed at the project level, with Aquila expected to contribute $25 million of equity. Closing of the transaction is subject to the approval of the California Public Utilities Commission.

Acquisition of United Kingdom Electricity Network

    On November 7, 2001, we entered into an acquisition agreement with FirstEnergy Corp. (NYSE: FE) under which UtiliCorp and a financial partner will purchase FirstEnergy's wholly-owned Avon Energy Partners Holdings subsidiary, the holding company for Midlands Electricity plc. Midlands Electricity is the fourth-largest regional electricity company in the United Kingdom and serves 2.3 million network customers. The transaction is expected to close in the first quarter of 2002 after receipt of regulatory approvals. The purchase price of $2.1 billion would include $1.7 billion of debt that would be non-recourse to us, and approximately $362 million of equity. The purchase would be accounted for under the equity method of accounting.

4.  Finance Subsidiaries' Securities

    UtiliCorp Canada Finance Corporation and UtiliCorp Capital Trust I are wholly owned finance subsidiaries of UtiliCorp. UtiliCorp has fully and unconditionally guaranteed the $200 million of public long-term debt and $250 million of public company-obligated preferred securities issued by these subsidiaries, respectively.

5.  Reportable Segment Reconciliation

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions
	2001	2000	2001	2000
Sales:
Aquila	$8,792.2	$7,484.7	$29,677.2	$16,820.4
Networks	520.4	528.2	2,075.0	1,582.0
Services	3.4	—	11.4	—
Corporate and other (including eliminations)	(0.5)	(14.0)	(26.7)	(33.5)

Total	$9,315.5	$7,998.9	$31,736.9	$18,368.9

EBIT:
Aquila*	$44.2	$40.8	$417.6	$105.2
Networks	95.9	120.2	252.6	270.6
Services	(2.4)	8.0	(6.7)	25.8
Corporate and other (including eliminations)	1.0	(6.1)	0.7	(2.8)

Total	$138.7	$162.9	$664.2	$398.8

*
Includes a $110.8 million pre-tax gain on the sale of Aquila shares by UtiliCorp in nine months ended September 30, 2001.

Dollars in Millions	September 30, 2001	December 31, 2000
Assets:
Aquila	$6,134.9	$7,887.0
Networks	4,464.4	4,990.7
Services	934.1	879.5
Corporate and other (including eliminations)	344.5	381.1

Total	$11,877.9	$14,138.3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

UTILICORP UNITED INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

    Except where noted, the following discussion refers to the consolidated entity, UtiliCorp United Inc. Our business segments include the following business groups: Networks, consisting primarily of domestic and international transmission, distribution and generation utility operations; Aquila, consisting primarily of domestic and international energy merchant and risk management activities; and Services consisting of our broadband business in North America and various equity investments.

FORWARD-LOOKING INFORMATION

    This report contains forward-looking information. These statements involve risks and uncertainties, and there are certain important factors that can cause actual results to differ materially from those anticipated. We generally intend the words "may", "will", "should", "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate", "continue", or the negative of these terms or similar expressions to identify forward-looking statements. Some of the important factors that could cause actual results to differ materially from those anticipated include:

  •
  Both our Networks and Aquila businesses are weather-sensitive. Weather can affect results significantly to the extent that temperatures differ from normal.

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

  •
  The volatility of natural gas and natural gas liquids prices can significantly affect the earnings contribution from the capacity services segment of Aquila.

  •
  The pace of well connections to our gas gathering system can affect the earnings contribution from the capacity services segment of Aquila.

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

LIQUIDITY AND CAPITAL RESOURCES

    We believe our liquidity and capital resources are sufficient and provide adequate financial flexibility to meet our anticipated cash needs. Our operations have historically generated positive cash flow, which, along with our credit lines, accounts receivable sales programs and access to capital markets have provided adequate liquidity to meet our short-term and long-term cash requirements, including requirements for acquisitions. Cash flows from operations were lower in the nine months ended September 30, 2001 as compared to the same period in 2000 primarily due to $285.4 million of customer deposit refunds being made during the nine months ended September 30, 2001 while we were required to post an additional $66.8 million of funds on deposits due to trade positions and the fact that UtiliCorp was removed as guarantor on a number of Aquila's commodity contracts. Additionally, during the nine months ended September 30, 2001, we increased inventories and supplies by $144.5 million primarily due to increases in our storage of natural gas and our price risk management liabilities, net of assets, decreased by $109.6 million due to a change in market prices of gas and power. Since December 2000 we have enhanced our balance sheet through debt reduction and the sale of stock.

    We utilize accounts receivable sales programs to efficiently manage our working capital and provide immediate liquidity. At September 30, 2001, we had $405 million available under these programs, of which approximately $275 million had been used. In addition to the accounts receivable sales programs and bank loans, we can issue up to $150 million of commercial paper, which is supported by a $400 million revolving credit agreement. We had no commercial paper or bank loan borrowings outstanding September 30, 2001.

    We have various short-term bank facilities supporting our international operation with outstanding borrowings of $87.2 million at September 30, 2001.

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

Equity Offerings

    An initial public offering of 19,975,000 Class A Aquila, Inc. common shares, including an over-allotment of 2,475,000 shares, closed on April 27, 2001. The offering price was $24.00 per share and raised $446 million in net proceeds. Of the 19,975,000 shares, Aquila sold 14,225,000 new shares and UtiliCorp sold 5,750,000 previously issued shares. A pre-tax gain of approximately $110.8 million, or

$.50 per share, was recognized in the second quarter on the shares sold by UtiliCorp. UtiliCorp now owns approximately 80% of Aquila's outstanding shares.

    On March 9, 2001, we sold 11,500,000 shares of our common stock, including an over-allotment of 1,500,000 shares, to the public, which raised approximately $332 million in net proceeds.

    On November 7, 2001 we announced that we would make an offer to acquire all of the outstanding publicly held shares of Aquila in exchange for shares of UtiliCorp common stock. The public shareholders of Aquila will be offered .6896 shares of UtiliCorp common stock in a tax-free exchange for each outstanding share of Aquila Class A common stock. The exchange offer will be subject to the non-waivable condition that at least a majority of Aquila's publicly held Class A shares are tendered. If the exchange offer is successfully completed, we will commit to effect a merger of Aquila with a UtiliCorp subsidiary. In that merger, each remaining share of Aquila's Class A stock would be converted into shares of UtiliCorp common stock at the same ratio as paid in the exchange offer. Aquila shareholders will have the opportunity to exercise dissenters' rights with respect to the merger.

Other

    Aquila has a $125 million letter of credit facility with a group of banks that is used to support its operating and margining activities. At September 30, 2001, approximately $89.3 million was outstanding against this facility. This facility expires in December 2001, though Aquila is planning to work with the bank group to extend this facility.

    In November 2000, Aquila closed on a $145 million lease to finance a 340-megawatt power plant, currently under construction. The lease has a term of seven years with a variable interest component of the lease tied to changes in our credit rating and LIBOR. We expect the plant to be completed by May 2002. If our interest in Aquila falls below 75%, certain provisions in the lease will need to be renegotiated.

    In addition, Aquila is constructing a 340-megawatt power plant in Mississippi. This project will be financed with cash flow from operations and various financing activities. The project is estimated to cost $145 million with $63 million being spent as of September 30, 2001.

    In May of 2001, Aquila entered into an operating lease for ten GE turbines plus related equipment associated with future development. Up to $265 million in turbines and equipment can be leased under this agreement. Under the terms of the turbine and equipment lease, we must collateralize cumulative expenditures by the lessor above $43 million with cash. As of September 30, 2001, our outstanding collateral balance was $31 million.

    In August, Aquila and a partner agreed to purchase a gas storage facility under development in Lodi, California for $220 million. The facility will be partially financed with non-recourse project level debt. Our equity investment in this project is estimated to be around $25 million.

    Aquila's financing strategy with respect to these investment activities will include a combination of financings through leasing or partnership structures as well as on balance sheet financing with funds provided by accessing public debt and equity markets.

SIGNIFICANT BALANCE SHEET MOVEMENTS

    Total assets decreased by $2.3 billion since December 31, 2000. This decrease is primarily attributable to the following:

  •
  Accounts receivable decreased $1.7 billion primarily due to the seasonality and price fluctuations of our gas and power trading business.

  •
  Inventories and supplies increased by $144.5 million primarily due to a seasonal increase in our storage of natural gas.

  •
  Prepayments and other increased by $131.0 million primarily due to prepayments made on turbines and increases in deferred costs approved for regulatory recovery.

  •
  Net property, plant and equipment increased $140.4 million primarily due to utility plant and communication services additions.

    Total liabilities decreased by $3.0 billion and common shareholders' equity increased by $819.2 million since December 31, 2000. These changes are primarily attributable to the following:

  •
  Accounts payable decreased by $1.6 billion primarily due to the seasonality and price fluctuations of our gas and power trading business.

  •
  Price risk management liabilities decreased $878.5 million while price risk management assets decreased by $768.9 million. These decreases were primarily due to a change in market prices of gas and power which can fluctuate significantly.

  •
  Customer funds on deposit decreased by $285.4 million due to price fluctuations and our customers' over-all position in our gas and power trading business.

  •
  Minority interest increased by $147.4 million due to the sale of 20% of UtiliCorp's ownership in Aquila.

  •
  Company-obligated preferred securities decreased by $100.0 million due to retirement of our Monthly Income Preferred Securities.

  •
  Short-term and long-term debt, including current maturities of long-term debt, together decreased by $412.9 million due to debt repayments made with the cash proceeds from the sale of Aquila shares by us and the issuance of additional common shares.

  •
  Common shareholders' equity increased by $819.2 million primarily as a result of the 11.5 million shares of our stock sold in March 2001, the sale of Aquila shares in April 2001, the exercise of stock options and issuance of shares under compensation plans and net income. Net income was partially offset by dividends paid.

RESULTS OF OPERATIONS

AQUILA

    The table below summarizes the operations of our domestic and international Aquila businesses for the three and nine-month periods of each year.

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions
	2001	2000	2001	2000
Sales	$8,792.2	$7,484.7	$29,677.2	$16,820.4
Cost of sales	8,678.5	7,398.4	28,977.0	16,523.1

Gross profit	113.7	86.3	700.2	297.3

Operating expenses:
Operating and maintenance	69.1	59.9	382.5	201.7
Depreciation and amortization	18.0	10.5	44.4	34.6

Total operating expenses	87.1	70.4	426.9	236.3

Other (income) expense:
Equity earnings of investments and partnerships	(11.7)	(4.7)	(23.4)	(13.2)
Minority interest in income of subsidiaries	7.4	—	23.9	—
Gain on sale of subsidiary stock*	—	—	(110.8)	—
Other income	(13.3)	(20.2)	(34.0)	(31.0)

Earnings before interest and taxes (EBIT)	$44.2	$40.8	$417.6	$105.2

*
Includes $110.8 million gain on the sale of Aquila shares by UtiliCorp in nine months ended September 30, 2001.

Quarter-to-Quarter

Sales, Cost of Sales, and Gross Profit

    Sales and cost of sales for our merchant operations increased $1.3 billion each in 2001 compared to 2000. These increases were primarily due to increased volatility in power, pricing opportunities within the market, increases in electricity and gas volumes, additional capacity, the impact of the GPU International ("GPUI") acquisition in December 2000 and new generation assets brought on line in 2001. These increases were somewhat offset by unfavorable physical settlement differences and lower volatility in gas.

    Gross profit for our merchant operations increased $27.4 million in 2001 compared to 2000. Of these amounts, $18.8 million of the increase came from Wholesale Services and $8.6 million from Capacity Services. Wholesale Services' gross profit increased due to volatility in power, pricing opportunities within the market, and increases in electricity and gas volumes. Capacity Services' gross profit increased primarily due to additional capacity and the impact of GPUI assets acquired in December 2000.

Operating Expenses

    Operating expenses increased $16.7 million due to the expansion of Aquila's business, higher incentive compensation expense resulting from the strong performance and the effects of our GPUI acquisition in December 2000.

Minority Interest in Income of Subsidiaries

    Minority interest increased $7.4 million due to the minority share of Aquila's earnings.

Year-to-Date

    (Factors discussed in the quarter-to-quarter comparison also affect the year-to-date comparisons.)

    EBIT increased by $312.4 million in the first nine months of 2001 compared to 2000. Strong performances as discussed above and the $110.8 million gain on the sale of Aquila shares by UtiliCorp in April 2001 led to this increase.

NETWORKS

    The table below summarizes the operations of our domestic and international networks for the three and nine month periods of each year.

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions
	2001	2000	2001	2000
Sales:
Electric	$323.2	$308.3	$861.2	$781.5
Gas	85.4	97.1	769.1	466.9
Non-Regulated	111.8	122.8	444.7	333.6

Total sales	520.4	528.2	2,075.0	1,582.0

Cost of sales:
Electric	147.9	171.3	400.8	390.4
Gas	50.2	55.4	588.7	284.6
Non-Regulated	93.9	120.1	383.2	295.7

Total cost of sales	292.0	346.8	1,372.7	970.7

Gross profit	228.4	181.4	702.3	611.3

Operating expenses:
Operating	94.7	67.4	298.5	228.6
Depreciation and amortization	48.4	36.3	148.1	118.5
Maintenance	14.5	13.5	41.1	38.8
Taxes, other than income taxes	14.5	10.8	41.3	37.7

Total operating expenses	172.1	128.0	529.0	423.6

Other (income) expense:
Equity in earnings of investments and partnerships	(28.0)	(19.9)	(47.8)	(34.4)
Minority interest in income of subsidiaries	—	—	—	3.3
Gain on sale of subsidiary stock	—	(44.0)	(5.8)	(44.0)
Other income	(11.6)	(2.9)	(25.7)	(7.8)

Earnings before interest and taxes (EBIT)	$95.9	$120.2	$252.6	$270.6

EBIT by segment subunit:
US Networks	$47.4	$45.3	$138.5	$133.8
International Networks	48.5	74.9	114.1	136.8

Total Networks	$95.9	$120.2	$252.6	$270.6

Quarter-to-Quarter

Sales, Cost of Sales and Gross Profit

    Sales and cost of sales for the network businesses decreased $7.8 million and $54.8 million, respectively, in 2001 compared to 2000. These decreases were primarily due to the sale of the retail portion of Alberta electric distribution business in January 2001, and lower natural gas prices, which were offset in part by the acquisition of St. Joseph Light & Power Company on December 31, 2000.

    Gross profit for networks increased $47.0 million in 2001 compared to 2000. This increase was primarily due to the acquisition of Alberta and St. Joseph networks, growth in customers and improved margins on non-regulated operations.

Operating Expenses

    Operating expenses increased $44.1 million in 2001 compared to 2000. The addition of the Alberta and St. Joseph networks contributed to a $30.6 million increase in total operating expenses.

Equity in Earnings and Other Income

    Equity in earnings increased $8.1 million in 2001 compared to 2000. The acquisition of a cornerstone stake in AlintaGas in October 2000 and a gain on the sale of our New Zealand contracting operations in July 2001 accounted for the increase.

    Other income increased $8.7 million in 2001 compared to 2000. This increase was primarily due to an estimated recovery of carrying costs on deferred power pool purchases in our Alberta electric operations and lower fees on our accounts receivable sales program which was not active in the third quarter of 2001.

Gain on Sale of Subsidiary Stock

    The third quarter 2000 included the $44.0 million gain recognized on the initial public offering of stock in Uecomm. There were no sales of subsidiary stock in the third quarter of 2001.

Year-to-Date

Sales, Cost of Sales and Gross Profit

    Sales and cost of sales for our network businesses increased $493.0 million and $402.0 million, respectively, in 2001 compared to 2000. These increases were primarily due to the acquisition of our Alberta and St. Joseph businesses and increased natural gas prices early in 2001, which were somewhat offset by the deconsolidation of our New Zealand business.

    Gross profit for our networks increased $91.0 million in 2001 compared to 2000. This increase was primarily due to the acquisition of the Alberta and St. Joseph businesses and growth in customers.

Operating Expenses

    Operating expenses increased $105.4 million in 2001 compared to 2000. The addition of our Alberta and St. Joseph networks contributed a $113.7 million increase in total operating expenses. Bad debt expenses increased as a result of industrial customer bankruptcies and high natural gas costs impacting residential customer payments. Deconsolidation of our New Zealand business decreased total operating expenses by $29.8 million.

Equity in Earnings and Other Income

    Equity in earnings increased $13.4 million in 2001 compared to 2000. After a sale of a portion of our New Zealand business in June 2000, we now use the equity method of accounting to account for the net share of the business, which contributed to the increase. Also, the acquisition of a cornerstone stake in AlintaGas in October 2000 and a gain on the sale of our New Zealand contracting operations in July 2001 added to equity in earnings in 2001.

    Other income increased $17.9 million in 2001 compared to 2000. This increase was primarily due to an estimated recovery of carrying costs on deferred power pool purchases in our Alberta electric operations and lower fees on our accounts receivable sales program which was not active in the third quarter of 2001.

Gain on Sale of Subsidiary Stock

    This increase was primarily due to the $44.0 million gain recognized on the initial public offering of stock in Uecomm in September 2000 as compared to a $5.8 million gain on the sale of 13 million shares of our New Zealand business in April 2001.

Regulatory Matters

    The following is a summary of our pending rate case activity:

Rate Case Designation	Type of service	Date Requested	Amount Requested (In millions)
Missouri	Electric	6/2001	$49.4
Minnesota	Gas	8/2000	$9.8

    We filed a Missouri electric rate case to increase rates $49.4 million, of which $38 million related to increased fuel and purchased power costs, in June 2001. We expect hearings to be held in January 2002.

    We filed a Kansas electric rate case to increase rates $14.2 million in December 2000, later revised to $11.9 million. Hearings were held in June 2001. A final order for an increase of $3.9 million became effective in August 2001. The Commission denied our motions for reconsideration.

    We filed a $9.8 million Minnesota rate case and placed the interim rate increase in effect on October 1, 2000. We reached a settlement with the Minnesota Department of Commerce on a $6.2 million increase. The Commission approved a $5.2 million increase. We have requested that the settlement be approved as filed and expect hearings to be held in December 2001.

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

SERVICES

Quarter-To-Quarter

    EBIT from our Services business decreased $10.4 million in 2001 compared to 2000. Our services segment includes our approximately 36.9 percent interest in the contracting firm Quanta Services, Inc. (NYSE: PWR) and our broadband networks business. The contribution of the Quanta investment to EBIT decreased compared to the prior year as a result of eliminating our management fee in the fourth quarter of 2000, and due to Quanta's recent earnings reports that indicate a continuing slowdown in its telecom-related business. Quanta's reduced earnings guidance going forward will result in a decrease in its contribution to UtiliCorp's EBIT during the fourth quarter of this year. In late September and early October we began purchasing additional shares of Quanta with the intent of increasing our ownership to a level that would require financial consolidation.

    The third quarter 2001 EBIT contribution from Quanta was offset by costs associated with the build-out of UtiliCorp's broadband networks in two Kansas City suburbs. We continue to focus on primarily these two suburbs and intend to use these locations to prove out our business models prior to committing significantly more capital to the business. We will continue to monitor the broadband network business as compared to our expectations.

Year-to-Date

    (Factors discussed in the quarter-to-quarter comparison also affect the year-to-date comparisons.)

    EBIT decreased by $32.5 million in the first nine months of 2001 compared to 2000. Performances as discussed above led to this decrease.

INTEREST EXPENSE AND INCOME TAXES

Quarter-To-Quarter

Interest Expense

    Interest expense and minority interest in income of partnership and trusts decreased $2.6 million in 2001 compared to 2000. Interest expense was lower as a result of the debt reductions during the second quarter of 2001.

Income Taxes

    Income taxes decreased $15.6 million in 2001 compared to 2000. The decrease was due primarily to lower earnings before income taxes in 2001 resulting from the factors discussed previously. The decrease is also attributed to a decrease in the portion of earnings from Canada, which has higher statutory tax rates, in the third quarter of 2001 as compared to the same period in 2000, and downward revisions in statutory rates applicable to deferred income tax liabilities in certain operations. As a result of these factors our overall effective tax rate decreased from 30.9% in 2000 to 20.6% in 2001.

Year-to-Date

    (Factors discussed in the quarter-to-quarter comparison also affect the year-to-date comparisons.)

Interest Expense

    Interest expense and minority interest in income of partnership and trusts increased $11.1 million in 2001 compared to 2000. Interest expense was higher due to long-term borrowings to finance acquisitions in 2000, which was offset by debt reductions discussed above and earnings on invested cash from the common stock offering and Aquila IPO.

Income Taxes

    Income taxes increased $127.3 million in 2001 compared to 2000. The increase was due primarily to the increased earnings before income taxes in 2001 resulting from the factors discussed previously. The increase is also attributed to an increase in the portion of earnings from Canada, which has higher statutory tax rates, in the first nine months of 2001 as compared to 2000, and increased minority interest in Aquila. As a result of these factors our overall effective tax rate increased from 32.6% in 2000 to 41.7% in 2001.

Part II  Other Information

Item 6.  Exhibits

    (a)  List of Exhibits:

    None.

    (b)  Report on Form 8-K

    None.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTILICORP UNITED INC.

By:
/s/ DAN STREEK Dan Streek Chief Financial Officer

Signing on behalf of the registrant and as principal financial and accounting officer

Date: November 14, 2001

QuickLinks

  Part I. Financial Information
  Item 1. Financial Statements
UtiliCorp United Inc. Consolidated Condensed Statements of Income—Unaudited
UtiliCorp United Inc. Consolidated Condensed Statements of Income—Unaudited
UtiliCorp United Inc. Consolidated Condensed Balance Sheets
UtiliCorp United Inc. Consolidated Statements of Comprehensive Income—Unaudited
Consolidated Condensed Statements of Common Shareholders' Equity
UtiliCorp United Inc. Consolidated Condensed Statements of Cash Flows—Unaudited
UTILICORP UNITED INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Part II Other Information
  Item 6. Exhibits
Signatures