Form 10-K405
period 2001-12-31
AQUILA  INC
filed 2002-03-21
CIK 66960

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                      to

Commission file number: 1-3562

AQUILA, INC. (formerly UtiliCorp United Inc.)
(Exact name of registrant as specified in its charter)

Delaware	44-0541877
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

20 West Ninth Street, Kansas City, Missouri 64105
(Address of principal executive offices)

Registrant's telephone number, including area code (816) 421-6600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 per share Convertible Subordinated Debentures, 6 5/8% due July 1, 2011	New York, Pacific and Toronto Stock Exchanges New York Stock Exchange
9 3/4% Premium Equity Participating Security Units, due November 16, 2004	New York Stock Exchange
7.875% Quarterly Interest Bonds, due March 1, 2032	New York Stock Exchange (listing pending)

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 15, 2002 as reported on the New York Stock Exchange, was approximately $3,268,452,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Title	Outstanding (at March 15, 2002)
Common Stock, par value $1.00 per share	141,623,395

Documents Incorporated by Reference:	Where Incorporated:
2001 Annual Report to Shareholders	Part 2
Proxy Statement for 2002 Annual Shareholders Meeting	Part 3

Part 1

Item 1. Business

History and Organization

        Aquila, Inc. (the company, which may be referred to as we, us, or our) is a multinational energy solutions provider headquartered in Kansas City, Missouri. We began as Missouri Public Service Company in 1917 and reincorporated in Delaware as UtiliCorp United Inc. in 1985. In March 2002, we changed our name to Aquila, Inc. We operate regulated or merchant businesses on three continents. As of December 31, 2001, we had 7,377 employees, including 4,648 in the United States, with the remaining employees located primarily in Canada, Australia, New Zealand and the United Kingdom. Our businesses are organized into two groups: Merchant Services, which consists of Wholesale Services and Capacity Services, and our Global Networks Group, which consists of our International Networks and Domestic Networks:

  •
  Merchant Services—Our Merchant Services business consists primarily of our wholly owned subsidiary, Aquila Merchant Services, Inc. (Aquila Merchant), whose Wholesale Services business includes our North America and European commodity and client businesses (including our capital services business). Our Capacity Services business owns, operates and contractually controls electric power generation assets, natural gas gathering, transportation, processing and storage assets, and a coal blending, storage and handling facility.

  •
  Global Networks Group—Our International Networks business owns and operates interests in electric, gas and communications networks in Australia and New Zealand that serve approximately 2.3 million customers, and provides electric distribution services to approximately 517,000 customers in Canada. Our Domestic Networks business includes our regulated electric and gas operations in the United States. We provide gas and/or electricity to approximately 1.3 million customers in Colorado, Iowa, Kansas, Michigan, Minnesota, Missouri and Nebraska. Our Domestic Networks also includes (a) our 38% interest in Quanta Services, Inc., a publicly traded company (NYSE:PWR) that provides field services to utilities, telecommunications and cable television companies, and governmental agencies and (b) Everest Connections, our 89% owned domestic communications business.

Investments

        Although we do not intend to actively pursue new acquisitions during 2002, we will consider select acquisition opportunities that may arise should they provide substantial value and would not have a negative impact on our credit ratings. We have completed approximately $4.7 billion in mergers, acquisitions and investments since 1984. On March 15, 2002, we entered into an agreement to acquire a 79.9% interest in Midlands Electricity plc, the fourth-largest regional electricity provider in the United Kingdom. We expect this transaction to be completed in April 2002.

        In making strategic investments, we have historically selected markets that have recently opened up or are opening up to competition. This has allowed us to manage assets in areas of the world that are undergoing deregulation and the numerous challenges and opportunities it can create. For example, we were one of the first U.S. companies to invest in the deregulating Australian and New Zealand markets. Today, we manage or have interests in electric and natural gas distribution companies in Australia and New Zealand with assets totaling approximately $3.4 billion. In addition, Aquila Merchant has been an early entrant into the expanding European market and has been a leader in establishing trading and marketing operations overseas. We believe that each of these investments supports our goal of achieving critical mass in the markets in which we compete.

        Historically, we have attempted to mitigate risks associated with international investments by limiting our capital investment to the amount required to gain operating control of assets and by focusing on countries with stable political and economic environments. In order to optimize the value of our investments, we generally seek to finance our international investments in local currencies and through joint ventures with local strategic financial partners. This partnership structure has enabled us to combine our operating skills with our partners' financial resources and local knowledge.

Optimize and Monetize Businesses

        We manage our existing assets and new investments with a view to:

  •
  Improving operations and increase profitability by consolidating and integrating closely related activities.

  •
  Restructuring businesses such as retail and contracting services businesses embedded in our Global Networks Group.

  •
  Developing new revenue sources from existing assets.

  •
  Leveraging the merchant skills and knowledge base we have developed through our participation in global natural gas and power markets.

        All of these activities enable us to optimize the operation and performance of our assets while continuing to provide cost-competitive, high quality energy and energy-related solutions to our customers.

Our Competitive Strengths

        We believe we have developed substantial competitive strengths that will enable us to continue to successfully execute our strategy. In particular, our international operations have provided our management valuable experience in operating in emerging deregulated markets. We believe our competitive strengths are reflected in our demonstrated track record of consistently achieving above industry average earnings growth. These strengths include:

  Merchant Services

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

  •
  Experience in trading commodities and successfully operating a competitive non-regulated business since Aquila Merchant's formation in 1986.

  Global Networks Group

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

Mergers, Acquisitions & Divestitures

Acquisition of United Kingdom Electricity Network

        We have entered into an agreement to purchase from FirstEnergy Corp. a 79.9% interest in Midlands Electricity plc, a United Kingdom electricity network. The price of this acquisition is approximately $264 million. In connection with the acquisition we granted FirstEnergy substantive participating and protective rights. If consummated, we expect to account for this acquisition using the equity method of accounting. Under terms of our agreement, if the transaction is not completed by May 14, 2002, either party may terminate the transaction. The transaction is subject to the receipt of applicable regulatory approvals and is expected to close by April 2002.

Quanta Ownership

        We are presently arbitrating a dispute with Quanta regarding our right to acquire additional shares of Quanta. We have informed Quanta's board of directors that we intend to present an opposition slate of directors at Quanta's 2002 annual meeting of shareholders. As of December 31, 2001, Quanta reported total assets of $2.0 billion, including $1.0 billion of goodwill, total liabilities of $842.5 million, including debt of $508.3 million, and equity of $1.2 billion. Quanta's revenues and net income for 2001 were $2.0 billion and $85.8 million, respectively.

Sale of Pipeline Operations

        On February 1, 2001, we entered into an agreement to sell our wholly owned subsidiary, UtiliCorp Pipeline Systems, for our book value of approximately $66 million. We closed the transaction in January 2002.

Purchase of Gas Storage Interest

        On August 23, 2001, Aquila Merchant and a partner agreed to acquire a 12 Bcf gas storage facility under construction near Lodi, California, for $105 million. Further expenditures to complete construction will increase the total project cost to $220 million. We expect this acquisition to close in the second quarter of 2002 after regulatory approval.

UnitedNetworks Ltd. Stock Sale

        On April 9, 2001, shares of UnitedNetworks Ltd. were sold to institutional investors in New Zealand and the United States. This sale reduced Aquila's effective interest in UnitedNetworks to 55.5%. Net proceeds from the sale totaled $41 million, which resulted in a $5.8 million pretax gain in the second quarter.

Aquila Merchant Equity Offering

        An initial public offering of 19,975,000 Class A Aquila Merchant common shares, including an over-allotment of 2,475,000 shares, closed on April 27, 2001. The offering price was $24.00 per share and raised approximately $446 million in net proceeds. Of the 19,975,000 shares, Aquila Merchant sold 14,225,000 new shares and we sold 5,750,000 previously issued shares. A pretax gain of $110.8 million, or $.51 per share, was recognized in the second quarter on the shares sold by us. Upon completion of the offering, we owned approximately 80% of Aquila Merchant's outstanding shares.

        On January 7, 2002, we completed an offer to acquire all of the outstanding publicly held shares of Aquila Merchant in exchange for shares of Aquila common stock and subsequent merger of Aquila

Merchant with another subsidiary of ours. The public shareholders of Aquila Merchant received .6896 shares of our common stock in a tax-free exchange for each outstanding share of Aquila Merchant Class A common stock. Approximately 76% of the outstanding public shares of Aquila Merchant Class A shares were tendered in the offer. In a subsequent merger, each remaining share of Aquila Merchant's Class A stock was converted into shares of our common stock at the same ratio as paid in the exchange offer. Aquila Merchant shareholders holding approximately 1.8 million shares of Aquila Merchant Class A shares exercised dissenters' rights with respect to the merger.

Business Group Summary

        Segment information for the three years ended December 31, 2001, is incorporated by reference to pages 60 through 61 of our 2001 Annual Report to Shareholders.

I. Merchant Services

        Merchant Services is divided into two business segments: Wholesale Services and Capacity Services.

Wholesale Services

        Our Wholesale Services business provides wholesale marketing and trading services, as well as risk management products and services, to our clients in North America and Western Europe. We market and trade natural gas, electricity, weather derivatives, coal, emission allowances and other related commodities in these regions.

        Our Wholesale Services business segment is functionally aligned as follows:

  •
  Commodity Services—Marketing and trading of commodities;

  •
  Client Services—Structured products and services; and

  •
  Capital Services—Structured financing to energy-related businesses.

Commodity Services

        Power.    We purchase electric power from electric generation facilities and sell it primarily to electric utilities, municipalities, cooperatives and other marketing companies. During the year ended December 31, 2001, we sold approximately 350 MMWhs of power.

        Our electric power marketing and trading activities include trading electricity at various points of receipt, aggregating power supplies and arranging for transmission and delivery. We make transmission arrangements with non-affiliated interstate and intrastate transmission companies through a variety of means, including short-term and long-term firm and interruptible transmission agreements. Power marketing and trading transactions occur across various time periods depending on the needs of our clients. Through an hourly trading function, we have the ability to offer our clients a variety of services that include coverage of power curtailments, clearing of any existing hourly positions, distributing market information and capturing arbitrage opportunities within the hourly physical market. We provide capacity for power curtailments by being active in all regions of the country, establishing a rapport with clients, both major and minor, having trained hourly traders working around the clock, and having a staff that can solve problems and make decisions quickly.

        Within the power marketing and trading group, we focus on developing and providing clients with long-term complex products, which we refer to as "power origination." These products are designed and negotiated on a case-by-case basis to meet the specific energy or risk mitigation requirements of our clients. Our efforts to sell power origination products from our power generation assets have been focused on longer-term forward sales to municipalities, utilities, cooperatives and other companies that serve end-users, as well as selling near-term products that are not widely traded. Our power origination products that combine or repackage third party products are generally highly structured and therefore require the application of all our commercial capabilities (e.g., power trading, risk management and asset positions).

        Natural Gas.    We purchase natural gas from a variety of suppliers under daily, monthly, variable load, base load and term contracts that include either market sensitive or fixed price terms. We sell natural gas under sales agreements that have varying terms and conditions, most of which are intended to match seasonal and other changes in demand. During the year ended December 31, 2001, we sold approximately 13.5 Bcf/d of natural gas.

        Our natural gas marketing activities include contracting to buy natural gas from suppliers at various points of receipt, aggregating natural gas supplies and arranging for their transportation, negotiating the sale of natural gas and matching natural gas receipts and deliveries based on volumes required by clients. We make transportation arrangements with affiliated and non-affiliated interstate and intrastate pipelines through a variety of means, including short-term and long-term firm and interruptible agreements. We also utilize our natural gas storage facilities and enter into various short-term and long-term firm and interruptible agreements for natural gas storage in order to offer peak delivery services to satisfy winter heating and summer electric generating demands.

        We focus on developing and providing clients with complex products, which we refer to as "natural gas origination." These products are designed to help the client mitigate both physical and financial risk. Each transaction is created and negotiated independently and changes according to each client's specific needs.

Client Services

        We offer products to help our clients manage multiple risks including price, liquidity, credit, performance, volatility and weather. We use our access to current market information, trends, opportunities and threats as well as the quantitative analytical and practical skills we developed in our marketing and trading business to develop innovative products and services to manage the risks of our clients. As a risk manager, we take principal risk in all activities, bringing our client's risk into our inventory and redistributing the unwanted risk to the broader market. These lines of products include:

  •
  GuaranteedWeather®. Our GuaranteedWeather line of risk management products is typically used by clients to protect against the adverse effect of weather on earnings. Over the last three years, we have entered into weather derivative contracts covering time periods from as little as one week to as long as five years.

  •
  Weather-to-Commodity. We offer a line of weather-to-commodity products that effectively removes the combined risks of variable volumes of energy production and fluctuating market prices. This line of products is particularly suited to weather-dependent energy producers, such as hydroelectric or wind farm producers. For example, our Power-for-Precipitation products can compensate a hydroelectric generating facility for power shortfalls resulting from low rainfall.

  •
  Generation Fixed-for-Floating Swap. A generation facility often is required to purchase wholesale power to fulfill its own power requirements. To mitigate the risk that the price of power might dramatically increase, we agree to provide power to the facility at a fixed price when certain conditions are met. We then use our trading, marketing and risk management expertise to manage the generation system output against volatile weather and market conditions while allowing the customer to focus on its core competency.

  •
  GuaranteedGenerationsm. These products help buyers and sellers manage the risks associated with a forced outage of a generating unit by providing fixed-price power until the unit is operational or the agreement expires. For example, a GuaranteedGeneration contract with a strike price of $100 would give a client the right, but not the obligation, to purchase a fixed volume of power from us at $100/MWh, whenever the covered unit was in forced outage status. We offer GuaranteedGeneration for individual units or groups of units, for constant production or variable production at high demand time units, and to unit owners, unit operators or purchasers of reliable back-up power.

  •
  GuaranteedPeakingsm. This line of products allows a client to buy or sell an energy commodity based on the commodity price and a weather trigger. For example, our GuaranteedPeaking for Gas Call product allows a client to purchase natural gas from us at an indexed price if the forecasted temperature for any day is below a specified temperature. We also have a GuaranteedPeaking for Gas Put product that requires us to purchase a fixed volume of natural gas from our client at an indexed price if the forecasted temperature for any day is above a specified temperature.

  •
  GuaranteedCapacitysm. Our GuaranteedCapacity products provide replacement transportation or transmission capability where capacity is inoperable or is cut due to system emergencies.

        For the year ended December 31, 2001, we executed 1,850 client transactions, including 826 weather derivative transactions. In 2001, we marketed and traded approximately 22.7 million tons of coal and approximately 1.1 million emission allowances. An emission allowance permits the holder to emit a finite amount of pollutants, such as sulfur dioxide or nitrogen oxide.

Capital Services

        Our Capital Services group provides capital structuring services to our clients by bundling structured financing with our commodity and capacity capabilities. Our structuring alternatives typically include traditional asset based lending, revolving facilities, convertible preferred stock, prepays and volumetric production payments. In each case, we attempt to fit the structure and terms of a transaction to the individual financial needs of the client. Our ability to provide a bundled structured financing solution enables us to provide our clients with more capital than they could otherwise obtain through separate commodity financing transactions.

        Our Capital Services earnings are derived from the spread between the price we charge our clients for funding and our cost of these funds. In addition, incremental value is created when we complete transactions that we might not have otherwise captured without our financing product. For example, we may be able to enhance the utilization of our existing pipeline capacity or provide other commodity sources for our marketing activities by completing these financing transactions.

        For the year ended December 31, 2001, we have provided or committed approximately $455 million of capital to our clients. Most of our transactions are valued at between $10 and $40 million with a term of 24 to 60 months.

        The majority of our Capital Services clients fall into four categories:

  •
  independent oil and natural gas producers looking for funding for acquisitions or to develop proven reserves;

  •
  independent power generators that are required to invest capital as part of their supply commitment;

  •
  energy asset owners and developers that trade capacity rights in storage and other projects to finance new projects; and

  •
  industrial clients desiring off balance sheet financing for energy assets.

        We also engage in municipal pre-pay transactions. In these transactions, we have agreed to provide physical delivery of natural gas to municipalities for an extended period of time (generally 10 to

12 years) at a fixed cost, and the municipalities paid us in advance for the commodity. Between 1997 and 2000, we closed five of these transactions with an aggregate pre-payment amount of approximately $1 billion.

Capacity Services

        Our Capacity Services business segment owns, controls, develops and operates energy-related assets. Our energy assets complement our Wholesale Services business segment by providing power, natural gas and coal supplies and an enhanced ability to structure innovative new products and services for clients. Part of our strategy is to diversify our capacity assets into various regions to geographically balance our portfolio, reducing our concentration risk. Our physical energy assets include power generation assets; natural gas pipeline, gathering and processing assets; natural gas storage; and a coal terminal and handling facility.

Power Generation Assets

        We own or control 4,721 MW of power generation capacity, including capacity in construction and under development. Generally, we seek to sell a portion of the capacity from our domestic facilities to the wholesale electricity grid and large industrial customers under fixed-price purchase contracts, fixed-capacity payments or contracts to purchase generation at a predetermined multiple of either natural gas or oil prices. This provides us with greater cash flow certainty for the capacity sold while allowing us flexibility with respect to the rest of our generation output. To determine our long-term sales strategy, we evaluate the regional forward power market together with our own region-by-region analysis of projected future prices. We also take operational constraints and operating risk into consideration in making this determination. We often seek to hedge a portion of our fuel costs, which are generally linked to our power sales.

        Information regarding our independent generating plants is set forth below.

Plant & Location	Type of Investment	Percent Owned	Gross Capacity (MW)	Net Capacity (MW)	Fuel	Date in Service
Topsham Hydro Partners, Maine	Leveraged lease	50.00	14	7	Hydro	October 1987
Stockton CoGen Company, California	General partnership	50.00	60	30	Coal	March 1988
BAF Energy L.P., California	Limited partnership	23.10	120	28	Natural Gas	May 1989
Rumford Cogeneration Company L.P., Maine	Limited partnership	24.30	85	20	Coal and Waste coal	May 1990
Mega Renewable G.P., 4 projects in California	Limited partnership	49.75	12	6	Hydro	Spring 1987
Koma Kulshan Associates, Washington	Limited partnership	49.75	14	7	Hydro	October 1990
Badger Creek Limited, California	Limited partnership	48.75	50	24	Natural Gas	April 1991
Lockport Energy Associates, L.P., New York	Limited partnership	16.58	180	30	Natural Gas	December 1992
Orlando Cogen Limited, L.P., Florida	Limited partnership	50.00	126	63	Natural Gas	September 1993
Jamaica Private Power Company, Jamaica	Limited liability company	24.09	60	14	Diesel	January 1997
Batesville Unit No. 3, Mississippi	Contracted	—	279	279	Natural Gas	June 2000
Lake Cogen Ltd., Florida	Limited partnership	99.90	110	110	Natural Gas	July 1993(a)
Mid-Georgia Cogen, L.P., Georgia	Limited partnership	50.00	305	148	Natural Gas	June 1998(a)
Onondaga Cogen. Ltd. Partnership, New York	Limited partnership	100.00	91	75	Natural Gas	December 1993(a)
Pasco Cogen Ltd., Florida	Limited partnership	49.90	109	54	Natural Gas	July 1993(a)
Prime Energy Limited Partnership, New Jersey	Limited partnership	50.00	65	33	Natural Gas	December 1989(a)
Selkirk Cogen. Partners, L.P., New Jersey	Limited partnership	19.90	345	69	Natural Gas	March 1992/ September 1994(a)
Aries L.L.C., Missouri	Limited liability company	50.00	580	290	Natural Gas	June 2001/ February 2002
Elwood Energy L.L.C., Illinois	Contracted	—	604	604	Natural Gas	July 2001(b)
Acadia Power Plant, Louisiana	Contracted	—	580	580	Natural Gas	July 2002*(c)
Coahoma Power Plant, Mississippi	Contracted	—	340	340	Natural Gas	September 2002*
Raccoon Creek Power Plant, Illinois	Leased	—	340	340	Natural Gas	June 2002*
Goose Creek Power Plant, Illinois	Leased	—	510	510	Natural Gas	December 2002*
Three projects in development	Owned	100.00	1,060	1,060	Natural Gas	2003/2004*

Total Capacity (MW)			6,039	4,721

*
Estimated.

a)
Interest acquired in GPU International acquisition in December 2000.

b)
We have a 15-year contract for 604 MW of the output of the plant.

c)
We have a 20-year contract to supply natural gas necessary to generate 580 MW of power and will own and market the power produced.

Natural Gas Assets

        Pipeline, Gathering & Processing.    We gather, process, treat and transport natural gas and natural gas liquids (NGLs). As a part of this business, we own or have an interest in nine natural gas gathering systems, three natural gas processing plants, and nine natural gas treating plants, all within Texas and Oklahoma. One of our gas gathering systems is comprised of the Oasis pipeline, a 600-mile, 36-inch diameter intrastate natural gas pipeline system running from Waha, Texas, a major marketing hub in the Permian Basin of Texas, to Katy, Texas, a major Gulf Coast marketing hub with connections to most pipelines in the Gulf Coast area. The Oasis pipeline has one Bcf/d of throughput capacity. We have an interest in the Oasis pipeline through our ownership of 50% of the Oasis Pipe Line Company. We also provide essential services to natural gas producers by connecting producers' wells to our gathering systems, compressing and treating natural gas, gathering natural gas for delivery to our processing plants, processing the natural gas to remove NGLs, and providing access for the natural gas and NGLs to be transported to various markets.

        Aquila Merchant owned, operated or had interests in nine active natural gas pipeline systems with an aggregate length of approximately 3,824 miles. These pipelines do not form an interconnected system. Set forth below is information with respect to Aquila Merchant's pipeline systems as of December 31, 2001:

Gathering Systems	Location	Miles of Pipeline (a)	Gas Throughput Capacity(a) (MMcf/d)
Southeast Texas/Katy Pipeline System	Texas	2,439	732
Oasis Pipe Line (b)	Texas	600	1,000
Elk City Gathering System	Oklahoma	277	130
Others	Texas/Oklahoma	508	280

Total		3,824	2,142

a)
All mileage, capacity and volume information is approximate. Capacity figures are management's estimates based on existing facilities without regard to the present availability of natural gas.

b)
At December 31, 2001, we owned 50% of the capital stock of the Oasis Pipe Line Company and the right to reserve transportation capacity of 280 MMcf/d of natural gas on the Oasis pipeline, plus the opportunity to utilize excess capacity on an interruptible basis. We use the equity method of accounting for this investment.

        Our natural gas gathering and processing activities include locating and contracting to purchase natural gas supplies, operating and maintaining systems of gathering pipelines that connect these natural gas supplies to transport lines and natural gas processing plants, and operating and maintaining processing plants linked to our gathering systems.

        At December 31, 2001, Aquila Merchant owned and/or operated an interest in three natural gas processing plants listed. Set forth below is information with respect to Aquila Merchant's processing plants as of December 31, 2001:

Processing Plants	Gas Throughput Capacity(a) (MMcf/d)	2001 Gas Throughput (a), (b) (MMcf/d)	2001 NGLs Production (a), (b) (MBbls/d)(c)
La Grange, Texas	230	129	13.2
Elk City, Oklahoma	130	103	5.4
Benedum, Texas (20% interest)	100	10	1.5

Total owned plants	460	242	20.1
Katy, Texas (d)(e)	—	139	—

Total	460	381	20.1

a)
All capacity and volume information is approximate. Capacity figures are management's estimates based on existing facilities without regard to the present availability of natural gas.

b)
Volumes from joint ventures have been included at our present ownership interest.

c)
Thousands of barrels per day (MBbls/d).

d)
This plant is owned and operated by a third party from which Aquila Merchant receives a portion of the NGL's produced from gas we deliver to the plant. This plant is included in this section for informational purposes to show the gas throughout and NGL's production we received utilizing the access to this plant.

e)
In 2001, we elected to bypass the Katy, Texas, plant and receive payment in BTU value due to the depressed NGL's commodity prices.

        We also own or have an interest in nine natural gas treatment plants with a natural gas throughput capacity of approximately 480 MMcf/d, all of which are located on, or adjacent to, our pipeline systems. To optimize the flow of natural gas through our pipeline systems, we own or have an interest in a total of 58 field compressor stations comprised of 85 compressor units with an aggregate of approximately 63,000 horsepower.

        Natural Gas Storage.    We own and operate, or are in the process of acquiring, six natural gas storage facilities listed below:

Storage Facilities	Location	Net Working Gas Capacity (Bcf)
Katy(a)	Texas	21.0
Hole House(b)	U.K.	1.0
Houston Energy Center(c)	Texas	12.0
Chapparal(d)	Texas	4.5
Lodi(e)	California	12.0
Red Lake(f)	Arizona	12.0

Total		62.5

a)
We acquired this facility in 1999. This facility has the ability to inject up to 400 MMcf and withdraw up to 700 MMcf of natural gas per day.

b)
We completed the development of the initial .5 Bcf of capacity in 2001 and expect to complete an additional .5 Bcf in 2002. We expect to develop a total of 2.0 Bcf of storage capacity at this facility. We expect this facility will have the ability to inject up to 100 MMcf and withdraw up to 200 MMcf of natural gas per day.

c)
We are developing this facility and expect it to be in operation in two phases in 2003. We expect this facility will have the ability to inject up to 450 MMcf and withdraw up to 900 MMcf of natural gas per day.

d)
We are developing this facility and expect it to be in operation in three phases in 2003 and 2004. We expect this facility will have the ability to inject up to 200 MMcf and withdraw up to 400 MMcf of natural gas per day.

e)
We expect to complete the acquisition of this facility in second quarter 2002. This facility is currently under construction. The first phase was operational in December 2001 and the second phase is expected to be in operation in 2002. We expect this facility will have the ability to inject up to 200 MMcf and withdraw up to 400 MMcf of natural gas per day.

f)
We acquired the rights to develop this facility in January 2002. This facility is expected to be in operation in two phases in 2003 and 2004. We expect this facility will have the ability to inject up to 450 MMcf and withdraw up to 950 MMcf of natural gas per day.

Coal Terminal and Handling Facility

        We own and operate a full service coal dock and material handling facility strategically located on the Big Sandy River in West Virginia. This facility is able to receive coal by truck, rail, and barge and to load coal to barge and rail. It has the capacity to move 5 million tons of coal and related products annually and more than 450,000 tons of coal storage capacity. The dock also supports our marketing and trading business by enabling physical settlement.

Competition

        The business of Merchant Services is highly competitive. We encounter strong competition from companies of all sizes and levels of financial and personnel resources.

        Our Wholesale Services business segment competes with major national and international full service energy providers, energy merchants, producers and pipelines for sales based on our ability to aggregate competitively priced commodities from a variety of sources and locations and to utilize efficient transportation. We believe our financial condition and our access to capital markets will play an increasing role in distinguishing us from many of our competitors. In addition, we believe that new methods for mitigating risk and technological advances in executing transactions will differentiate the competition in the near term. Operationally, we believe our ability as an energy merchant to effectively manage costs, along with our proven capability to effectively combine competitively priced commodities and value-added risk management products and services, are critical to our success in our Wholesale Services business.

        The demand for power may be met by generation capacity based on several competing technologies, such as natural gas-fired or coal-fired cogeneration and power generating facilities fueled by alternative energy sources including hydro power, synthetic fuels, solar, wind, wood, geothermal, waste heat, solid waste and nuclear sources. Our power generation business competes with other non-utility generators, regulated utilities, unregulated subsidiaries of regulated utilities and other energy service companies in the development and operation of energy-producing projects. The trend towards deregulation in the United States wholesale electric power industry has resulted in a highly competitive market for acquisition and development of domestic power generating facilities.

        Natural gas competes with other forms of energy including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability or price of natural gas and other forms of energy, the level of business activity, conservation, legislation and regulations, the ability to convert to alternative fuels and other factors, including weather, affect demand for natural gas and the level of business of natural gas assets. Our natural gas marketing business faces significant competition from a variety of competitors including major integrated oil companies, major pipeline companies and their marketing affiliates and national and local natural gas gatherers, processors, brokers, marketers and distributors of varying sizes and experience. The principal areas of competition include obtaining natural gas supplies for gathering and processing operations, marketing natural gas, offering flexible and tailored pricing structures to meet changing needs and aggregating customers. Competition typically arises as a result of the location and operating efficiency of facilities, the reliability of services and price and delivery capabilities.

        Our natural gas gathering, processing, pipeline and storage business faces significant competition from a variety of competitors including major integrated oil competitors, major pipeline companies and national and local natural gas gatherers, processors and distributors of varying sizes and experience. Competition typically arises as a result of the location and operating efficiency of the facilities, the abilities to connect wells promptly, to efficiently operate pipelines and to ensure reliable gas deliveries, and price.

Regulation

        International.    Our international operations are subject to the jurisdiction of numerous governmental agencies in the countries in which our businesses operate. Generally, many of the countries in which we do and will do business have recently developed or are in the process of developing new regulatory and legal structures to accommodate private and foreign-owned businesses.

These regulatory and legal structures and their interpretation and application by administrative agencies are relatively new and sometimes limited. Many detailed rules and procedures are yet to be issued. The interpretation of existing rules can also be expected to evolve over time. We believe that our operations are in compliance in all material respects with all applicable laws and regulations in the applicable foreign jurisdictions.

        Natural Gas Federal Regulation.    The interstate transportation and sale for resale of natural gas is subject to regulation by the Federal Energy Regulatory Commission, or "FERC," under the Natural Gas Act of 1938, or "NGA," and, to a lesser extent, the Natural Gas Policy Act of 1978, or "NGPA."

        Specifically, the rates, terms and conditions for the transportation or sale of natural gas in interstate commerce are subject to FERC regulation. The NGA requires that those rates be just and reasonable. Moreover, the NGA gives the FERC jurisdiction over the construction of natural gas pipeline and storage facilities that are used to transport or store natural gas in interstate commerce. Before commencing with the construction of such facilities, an entity must obtain from the FERC a certificate of public convenience and necessity. There are numerous requirements applicable to the FERC's issuance of certificates; among other things, a detailed review must be conducted of the potential environmental impacts of the proposed construction activity. We do not currently own or operate any natural gas facilities that are subject to regulation under the NGA, and we do not own or operate any facilities that have received or are required to have received a certificate under the NGA.

        The NGPA authorizes certain types of natural gas transportation services. Among other things, section 311 of the NGPA allows the FERC to authorize intrastate pipelines to transport natural gas on behalf of interstate pipelines and local distribution companies. The FERC regulations provide that intrastate pipelines providing these services must charge fair and equitable rates. The regulations further provide various methods for determining whether rates being charged are fair and equitable. We own natural gas storage facilities and a portion of an intrastate pipeline, that provide section 311 services. These facilities are, therefore, subject to applicable federal and state regulations concerning the services they may provide and the rates they may charge.

        Natural Gas State Regulation.    Certain of our activities are subject to regulation by the Railroad Commission of Texas, or "RCT," pursuant to its jurisdiction over common purchasers and natural gas utilities. We are subject to the common purchaser statutes and regulations, and are also subject to regulation as an intrastate gas utility.

        The RCT has authority to regulate the volumes of natural gas purchased by common purchasers and the rates charged for the intrastate transportation and sale of natural gas by gas utilities in Texas. Under the Texas Utilities Code and other Texas statutes, the RCT has the duty to ensure that rates for the transportation and sale of natural gas are just and reasonable and gas utilities are prohibited from charging rates that are unreasonably preferential, prejudicial or discriminatory. We believe that our RCT jurisdictional activities and tariffs are in compliance with applicable laws and regulations.

        Our Oklahoma operations are subject to regulation by the State of Oklahoma. The majority of these regulations are administered by the Oklahoma Corporation Commission, or "OCC." Any entity engaged in the business of carrying or transporting natural gas by pipeline is declared to be a common carrier under Oklahoma law and is prohibited from any unjust or unlawful discrimination in the carriage, transportation or delivery of gas. Although Oklahoma law may be sufficiently broad to permit the OCC to set rates and terms of service for the transportation and delivery of natural gas involving our Oklahoma assets, the OCC has not done so to date. Oklahoma legislation prohibits entities that gather gas for hire from charging any fee that is unjustly or unlawfully discriminatory. We do not expect this legislation to have a significant impact on our operations.

        An entity carrying or transporting natural gas by pipeline which is engaged in the business of purchasing natural gas is declared to be a common purchaser under Oklahoma law and is required to purchase without discrimination in favor of persons or price all natural gas in the vicinity of its lines.

Ratable purchase is required if a purchaser is unable to purchase all gas offered. To date, such legislation has not had a significant effect on our Oklahoma operations.

        The OCC regulates the amount of gas that producers can sell or deliver to us. Currently, substantially all gas received by us through our Oklahoma operations is produced from wells for which the OCC establishes allowable production rates at quarterly hearings based upon the OCC's determination of the market demand.

        Natural Gas Marketing.    The FERC has promulgated regulations concerning the transportation and marketing natural gas that are intended to induce interstate pipeline companies to provide nondiscriminatory transportation services to producers, distributors and other shippers. The effect of the regulations has been the creation of an open access market for natural gas purchases and sales and the creation of a business environment that has fostered the evolution of various privately negotiated natural gas sales, purchase and transportation arrangements. Regulations in Canada have resulted in a similar business environment in that country. The sale for resale of natural gas in North America has substantially completed its evolution to an open access market.

        In Canada, certain federal and provincial regulatory authorities require parties to hold export or removal permits for transactions pursuant to which natural gas is to be exported from the jurisdiction in which it is produced. These requirements apply whether the natural gas is removed from one province to another or from a province to the United States. We hold permits from the provinces of Alberta, British Columbia, Manitoba, Saskatchewan, Ontario and Quebec, and from the Canadian National Energy Board and the United States Department of Energy for such purposes.

        Natural Gas Processing.    The primary function of our natural gas processing plants is the extraction of NGLs and the conditioning of natural gas for marketing, and not natural gas transportation. The FERC has traditionally maintained that a processing plant is not a facility for transportation or sale for resale of natural gas in interstate commerce and therefore is not subject to jurisdiction under the NGA. Even though the FERC has made no specific declaration as to the jurisdictional status of our natural gas processing operations or facilities, we believe our natural gas processing plants are primarily involved in removing NGLs and therefore exempt from FERC jurisdiction.

        Natural Gas Gathering.    The NGA exempts natural gas-gathering facilities from the jurisdiction of the FERC. Interstate transmission facilities, on the other hand, remain subject to FERC jurisdiction. The FERC has historically distinguished between these two types of facilities on a fact-specific basis. We believe our gathering facilities and operations meet the current tests used by the FERC, and that they constitute nonjurisdictional gathering facilities. The FERC's articulation and application of the tests used to distinguish between jurisdictional pipelines and nonjurisdictional gathering facilities have varied over time. While we believe our gathering facilities are not FERC jurisdictional, the possibility exists that the rates, terms and conditions of the services rendered by those facilities, and the operation of the facilities, will be subject to regulation by the FERC or by the various states in the absence of FERC regulation.

        Other Natural Gas Regulatory Issues.    Our natural gas purchases and sales are generally not regulated by the FERC or other regulatory authorities; however, as a natural gas merchant, we depend on the natural gas transportation and storage services offered by various pipeline companies that are regulated by the FERC and state regulatory authorities to enable the sale and delivery of our natural gas supplies. Additionally, certain of our other pipeline activities and facilities are involved in intrastate transportation and storage services and are subject to various federal and state regulations which generally regulate the rates, terms and conditions of service.

        Power Marketing Regulation.    The Federal Power Act, or "FPA," and rules promulgated by the FERC regulate the transmission of electric power in interstate commerce and sales for resale of electric power. As a result, portions of our operations are under the jurisdiction of the FPA and the FERC. In

April 1996, the FERC adopted Order 888 to expand transmission service and access and to provide alternative methods of pricing for transmission services. Order 888 was intended to open the FERC-jurisdictional interstate transmission grid in the continental United States to all qualified persons that seek transmission services. Owners of FERC-jurisdictional transmission facilities are required to provide non-discriminatory open access to those facilities with rates, terms and conditions that are materially comparable to those that the owner imposes on itself. Second generation implementation issues arising out of Order 888 abound. These include issues relating to power pool structures and transmission pricing.

        In December 1999, the FERC issued Order 2000 addressing some of the significant regional transmission issues. Among other things, Order 2000 required transmission-owning utilities that do not already participate in an independent system operator, or "ISO," to file plans by October 2000, to detail their participation in an organization that will control the transmission facilities within a region, while those utilities that already participate in an ISO must submit filings in January 2001. Filings by many utilities and regional transmission entities are now on file and pending review at the FERC. Our electric marketing transactions may be impacted by the functioning of these new regional transmission organizations. Order 2000 allows significant flexibility in the structure and operation of these new organizations and thus their impact on our power marketing business cannot be predicted.

        Power Generation Regulation.    Historically in the United States, regulated and government-owned utilities have been the only significant producers of electric power for sale to third parties. The enactment of The Public Utility Regulatory Policies Act, or "PURPA," in 1978 encouraged companies other than utilities to enter the electric power business by reducing their regulatory burdens. In addition, PURPA and its implementing regulations created unique opportunities for the development of cogeneration facilities and small power production facilities by requiring utilities to purchase electric power generated by such facilities that meet certain requirements, referred to as "qualifying facilities." As a result of PURPA, a significant market for electric power produced by independent power producers developed in the United States. The benefits and exemptions afforded by PURPA to qualifying facilities are important to our competitors and us.

        In 1992, Congress enacted the Energy Act, which amended the FPA, and The Public Utility Holding Company Act, or "PUHCA." Among other things, the Energy Act created new exemptions from PUHCA for independent power producers selling electric energy at wholesale, increased electricity transmission access for independent power producers and certain other entities and reduced the burdens of complying with PUHCA's restrictions on corporate structures for owning or operating generation or transmission facilities in the United States or abroad. The Energy Act has enhanced the development of independent power projects and has further accelerated the changes in the electric utility industry that were initiated by PURPA.

        The enactment in 1978 of PURPA and the adoption of regulations thereunder by the FERC and individual states provide incentives for the development of small power production facilities and cogeneration facilities meeting criteria established by the FERC concerning the facility's size, fuel use, ownership and operating standards. In order to be a qualifying facility, a cogeneration facility must (i) produce not only electricity but also a FERC-mandated quantity of useful thermal output, (ii) meet FERC-mandated operating and efficiency standards when oil or natural gas is used as a fuel source and (iii) not be more than 50 percent owned by an electric utility or electric utility holding company, or any combination thereof. In order to be a qualifying facility, a small power production facility must meet the same ownership criteria as qualifying cogeneration facilities and must have as its primary energy source biomass, waste, renewable resources, geothermal resources or some combination thereof. Small power production facilities must have a power production capacity of no more than 80MW, unless the primary energy source of the facility is solar, wind, waste or the facility qualifies under FPA Section 3(17)(E), in which case there is no maximum size for the facility. Hydroelectric small power production facilities also may be PURPA qualifying facilities if, among other things they impound or direct water by means of a new dam or diversion and meet FERC-specified environmental regulations.

PURPA provides two primary benefits to qualifying facilities. First, qualifying facilities under PURPA are exempt from otherwise applicable requirements of PUHCA, the FPA and state laws respecting rate and financial regulation, except for state laws pertaining to sales of energy to a qualifying facility for the setting of avoided cost rates for purchases from the qualifying facility and establishing reliability procedures and standards. Second, PURPA requires that electric utilities purchase electricity generated by qualifying facilities at a price equal to the incremental cost that it would have cost the utility to generate or purchase the power from another source (i.e., the utility's "avoided cost"). PURPA also requires the utility to sell back-up power to the qualifying facility on a non-discriminatory basis. The FERC regulations permit qualifying facilities and utilities to negotiate agreements for utility purchases of power at rates other than the purchasing utility's avoided cost. If Congress amends PURPA, the statutory requirement that an electric utility purchase electricity from a qualifying facility could be eliminated and even the validity and effect of existing contracts could be adversely affected. Moreover, although current legislative proposals specify the honoring of existing contracts, repeal of the statutory purchase requirements of PURPA going forward could increase pressure to renegotiate existing contracts. Any changes that result in lower contract prices for qualifying facilities could have an adverse effect on our results of operations and financial position.

        The Congress passed the Energy Act to promote further competition in the development of new wholesale power generation sources. Through amendments to PUHCA, the Energy Act encourages the development of independent power projects that are certified by the FERC as exempt wholesale generators, or "EWGs." The owners or operators of EWGs are exempt from the provisions of PUHCA, but not from the FPA. The Energy Act also provides the FERC with extensive new authority to order electric utilities to provide other electric utilities, qualifying facilities and independent power projects with access to their transmission systems. However, the Energy Act does preclude the FERC from ordering transmission services to retail customers and prohibits "sham" wholesale energy transactions which appear to provide wholesale service, but actually are providing service to retail customers.

        The FPA grants the FERC exclusive ratemaking jurisdiction over wholesale sales of electricity in interstate commerce. The FPA provides the FERC with ongoing as well as initial jurisdiction, enabling the FERC to modify previously approved rates. Such rates may be based on a cost-of-service approach or through competitive bidding or negotiation on a market basis. Although qualifying facilities under PURPA are exempt from the FPA's rate-making and rate approval requirements, independent power projects (including EWGs) must obtain FERC acceptance of their rates under FPA Section 205 and wholesale sales of electric power pursuant to power marketing activities are also subject to FERC acceptance on the basis that the rates either are cost-justified or are market-based. Independent power projects in which we have an interest and that are not qualifying facilities have been granted market based rate authority and comply with the FPA requirements governing approval of wholesale rates.

        State Regulatory Reforms.    Legislation is currently under review in various states that could affect natural gas and electric power marketing, power generation and the introduction of competition for retail electric power customers. This legislation, as well as other state regulatory reforms impacting our processing and gathering operations and other businesses, could likely impact us in the near term.

        With respect to the deregulation of the electric power industry on the state level, some states such as California and Pennsylvania already have opened substantial portions of their retail electric power markets to competition. Other states are considering doing so, or have implemented pilot programs to test the implementation of retail competition programs. However, the push for retail competition has slowed somewhat in light of the dramatic price swings for supplies of electric power in certain areas, such as occurred in the California market during the second half of 2000, and the public opposition that has arisen to the price swings that have occurred in some deregulated markets. It is uncertain at this time which states will implement fully operational retail competition programs or the schedule pursuant to which they will do so. While the ultimate impact of this type of state legislation on our businesses cannot be predicted with certainty, we do not believe that the outcome of these matters will have a material adverse effect on our operations or competitiveness.

II. Global Networks Group

        Our Global Networks Group is divided into two business segments: International Networks and Domestic Networks.

International Networks

        The following discussion briefly describes our international network businesses.

Australia

        We have a 34% ownership interest in United Energy Limited (UEL), an electric distribution utility serving 571,000 customers in the state of Victoria. We have an Operating Services Agreement with UEL whereby we manage the utility for a fee. UEL distributes and sells electricity with a majority of its sales originating from the regulated distribution network business. The regulated distribution sales and connection charges for access to its distribution system were reviewed by the Office of the Regulator-General (ORG), with new rates effective January 1, 2001. The final determination of the ORG was to require a 9.1% reduction in rates effective January 1, 2001, with a CPI minus 1% adjustment per year for each of the next four years.

        We also have a 25.5% equity interest in a gas distribution and retail business in Melbourne. The distribution business, Multinet, serves approximately 625,000 accounts. In June 2000, Ikon Energy Limited and UEL contributed their retail customers to Pulse Energy, a joint venture with Shell Australia Ltd. and Woodside Energy Ltd. UEL and Ikon each loaned Pulse $70 million and hold a combined 50% ownership of Pulse Energy. Industrial, commercial and gas customers in Victoria have the ability to choose their provider. Residential retail gas customers in Victoria will be able to select the retailer of their choice in October 2002.

        We own a 50% interest in WA Gas Holdings Pty Ltd (WA Gas), which in turn owns 45% of AlintaGas Limited, the principal gas distribution and retail business in Western Australia. UEL owns the other 50% interest in WA Gas. AlintaGas serves approximately 450,000 customers. WA Gas has an operating services agreement with AlintaGas and receives a fee for management services provided under the agreement. National Power Services WA, a joint venture owned by AlintaGas and UEL, has a maintenance contract with AlintaGas and receives a fee for services provided under that agreement.

New Zealand

        We own a 55.5% interest in UnitedNetworks Limited (UNL), an electricity and gas distribution company in Auckland, New Zealand. UNL is the country's largest electricity and natural gas company. UNL serves 506,000 electricity customers and 124,000 gas customers, mostly in the Auckland and Wellington areas. There is full competition for electric and gas retail customers in New Zealand.

Canada

        We own UtiliCorp Networks Canada British Columbia (UNCBC), a hydroelectric utility in British Columbia, Canada. UNCBC has four hydroelectric generation facilities with a capacity of 212 megawatts and approximately 4,000 miles of distribution and transmission lines that serve approximately 140,000 direct and indirect customers in south central British Columbia. UNCBC generates about half of its power requirements and purchases the remaining requirements through power contracts. We also own UtiliCorp Networks Canada (Alberta) Ltd. (UNCA). UNCA serves approximately 377,000 customers through approximately 58,000 miles of low-voltage power distribution lines that represent 50% of Alberta's distribution network

        Our Canadian electric generation plants in British Columbia, as of December 31, 2001, are as follows:

Unit	Location	Year Installed	Unit Capability (KW Net, per hour)	Fuel	2001 Net Generation (MW Hours)
No. 1	Lower Bonnington	1925	44,500	Hydro	215,584
No. 2	Upper Bonnington	1907	59,500	Hydro	150,367
No. 3	South Slocan	1928	56,300	Hydro	213,572
No. 4	Corra Linn	1932	51,300	Hydro	170,583

TOTAL			211,600		750,106

        The following table summarizes sales, volumes and customers for our Canadian electric network transmission and distribution businesses.

	2001(a)	2000(b)	1999	1998	1997	10 Year Average Annual Growth Rate
Sales (in millions)	$341.6	$385.9	$87.1	$87.0	$89.8	16.3%
Volumes [Megawatt Hours (MWH)- 000's]	25,484	10,591	2,607	2,581	2,556	26.4%
Customers at Year End	517,514	502,910	135,713	132,840	128,339	16.7%

(a)
Includes a full year of operations from UNCA, offset in part by the sale of its retail operations in January 2001.

(b)
Includes sales, volumes and customers from UNCA after it was acquired on August 31, 2000.

Regulation

        Our investments in electric and gas distribution businesses in foreign countries is subject to regulation by government appointed agencies in each jurisdiction. In general, formal approvals are required to amend customer rate tariffs, issue long-term debt, undertake major capital construction or asset dispositions, establish valuation of property, or change accounting policies.

        The electric and gas distribution businesses and the Pulse retail electric business in Victoria, Australia, are regulated by that state's ESC, which succeeded the ORG in January 2002. Customer rates for use of the distribution systems are reset at five year intervals following an examination of the companies' historical and projected costs, return on invested capital, and other aspects of customer service. Those rates are adjusted annually after each reset, primarily by the rate of inflation minus a predetermined productivity factor. An efficiency carry-over mechanism provides for a five-year rolling adjustment for actual changes in operating and maintenance cost efficiencies. The next reset will be effective for gas rates from January 2003, and for electric rates from January 2006. The final stage of full retail competition for electric customers was implemented in January 2002, and is scheduled for gas customers by October 2002.

        The gas distribution business in Western Australia is regulated by the Office of Gas Access Regulation. Refinement of the regulatory regime is in progress, following the privatization of the formerly government-owned gas utility in November 2000. The regulatory process for review of customer rates will likely reflect many of the features of the Victorian model. The proportion of gas volumes used by industrial and large commercial customers compared to residential customers is very high. Some by-pass by other pipelines can occur, since the company's franchise is not exclusive. The implementation of full retail gas competition is expected by early 2003.

        The electric and gas distribution business in New Zealand has been subject only to light-handed regulation for the past several years. Electric distribution networks were required to separate from retail and generation businesses by law in 1998. The passage of the Electricity Act in August 2001 confirmed the New Zealand Commerce Commission as the regulatory authority for a range of businesses, including these distributors. The emphasis is expected to be on continuation of light backstop regulation, targeted toward specific situations rather than across the board regulation. The Commerce Commission is presently considering the methodologies that it will use.

        Electric distribution businesses in Canada are regulated by the British Columbia Utilities Commission (BCUC) and by the Alberta Energy Utilities Board (AEUB). Customer rates are generally set for one or two-year periods based on a forecasted cost of service. The BCUC has approved the use of an incentive-based ratemaking mechanism for the past several years. We have asked the AEUB to approve a longer-term performance based ratemaking mechanism in an application that is currently pending. In British Columbia, only wholesale customers have the right of open access to transmission and alternate suppliers. Since January 2001, all customers in Alberta have access to alternate suppliers, and we have sold our retail supply business to an unaffiliated retailer.

Domestic Networks

        Our domestic networks are engaged in the generation, transmission, distribution and sale of electricity to approximately 431,000 customers in Missouri, Kansas and Colorado. Our electric generation facilities supply electricity primarily for our own distribution systems. However, we sell excess capacity to outside service areas. We also distribute natural gas to approximately 874,000 customers in Missouri, Kansas, Colorado, Nebraska, Iowa, Minnesota and Michigan. Our Domestic Networks also includes (a) our 38% interest in Quanta Services, Inc., a publicly traded company (NYSE:PWR) that provides field services to utilities, telecommunications and cable television companies, and governmental agencies and (b) Everest Connections, our 89% owned domestic communications business, which provides local and long-distance telephone, cable television, high-speed internet and data services to areas of greater Kansas City.

        Our domestic electric generation plants, as of December 31, 2001, are as follows:

Unit	Location	Year Installed	Unit Capability (KW Net, per hour)	Fuel	2001 Net Generation (MW Hours)
Missouri:
Sibley #1-3	Sibley	1960, 1962,1969	512,000	Coal	2,897,246
Ralph Green #3	Pleasant Hill	1981	74,000	Gas	23,135
Nevada	Nevada	1974	20,000	Oil	176
Greenwood #1-4	Greenwood	1975—1979	256,000	Gas/Oil	129,449
KCI #1-2	Kansas City	1970	32,000	Gas	1,060
Lake Road #2-3	St. Joseph	1957, 1962	35,000	Coal/Gas	42,203
Lake Road #1, #4	St. Joseph	1951, 1967	117,000	Coal/Gas	555,034
Lake Road #5	St. Joseph	1974	63,000	Gas/Oil	3,211
Lake Road #6-7	St. Joseph	1989, 1990	42,000	Oil	945
Iatan	Iatan	1980	121,000	Coal	831,490
Kansas:
Judson Large #4	Dodge City	1969	145,000	Gas	336,601
Arthur Mullergren #3	Great Bend	1963	96,000	Gas	63,132
Cimarron River #1-2	Liberal	1963, 1967	71,000	Gas	72,615
Clifton #1-2	Clifton	1974	73,000	Gas/Oil	1,210
Jeffrey #1-3	St. Mary's	1978, 1980, 1983	356,000	Coal	2,404,788
Colorado:
W.N. Clark #1-2	Canon City	1955, 1959	43,000	Coal	228,412
Pueblo #6	Pueblo	1949	20,000	Gas	51,794
Pueblo #5	Pueblo	1941/2001	9,000	Gas	5,156
Pueblo Diesel	Pueblo	2001	10,000	Oil	—
Diesel #'1-5	Pueblo	1964	10,000	Oil	10,910
Diesel #'1-5	Rocky Ford	1964	10,000	Oil	2,519

TOTAL			2,115,000		7,661,086

        The following table shows the overall fuel mix and generation capability for the past five years:

Source (MW)	2001	2000	1999	1998	1997
Coal	1,184	1,174	895	888	889
Gas and oil	931	912	802	792	790

Total generation capability	2,115	2,086	1,697	1,680	1,679

        At December 31, 2001, we had transmission and distribution lines as follows:

Description	Length (Pole Miles)
Transmission lines	4,537
Distribution lines	16,679

Total	21,216

        At December 31, 2001, our gas utility operations had 1,655 miles of gas gathering and transmission pipelines and 18,138 miles of distribution mains and service lines located throughout its service territories.

        The following table summarizes sales, volumes and customers for our domestic electric network generation, transmission and distribution businesses:

	2001	2000	1999	1998	1997	10 Year Average Annual Growth Rate
Sales (in millions)
Residential	$269.7	$234.7	$236.4	$244.8	$232.1	6.4%
Commercial	186.6	162.6	162.1	161.3	154.6	8.1
Industrial	97.2	83.4	77.2	74.8	73.7	10.6
Other	204.7	236.9	199.7	135.7	97.0	18.5

Total	$758.2	$717.6	$675.4	$616.6	$557.4	9.6%

Volumes [Megawatt Hours (MWH)- 000's]
Residential	3,847	3,137	3,130	3,169	2,942	7.4%
Commercial	3,209	2,641	2,654	2,585	2,409	9.4
Industrial	2,325	1,874	1,838	1,779	1,726	11.8
Other	3,762	4,522	4,421	4,910	4,124	19.1

Total	13,143	12,174	12,043	12,443	11,201	11.0%

Customers at Year End
Residential	368,682	349,165	299,995	320,740	313,598	2.6%
Commercial	57,939	54,901	45,404	48,800	48,012	2.7
Industrial	469	460	317	305	290	5.8
Other	3,836	3,967	3,590	3,560	3,590	4.0

Total	430,926	408,493	349,306	373,405	365,490	2.7%

        The following table summarizes sales, volumes and customers for our domestic gas network businesses:

	2001	2000	1999	1998	1997	10 Year Average Annual Growth Rate
Sales (in millions)
Residential	$603.0	$516.3	$398.1	$379.4	$464.4	8.9%
Commercial	258.0	213.8	161.7	161.2	205.8	8.1
Industrial	47.0	43.4	29.3	34.1	46.8	(6.4)
Other	56.3	53.0	49.1	47.8	50.4	7.0

Total	$964.3	$826.5	$638.2	$622.5	$767.4	6.9%

Volumes—[Thousand Cubic Feet (MCF)- 000's]
Residential	66,858	72,648	70,082	66,564	77,594	1.7%
Commercial	31,474	34,247	33,418	33,228	39,128.2
Industrial	7,664	8,247	7,305	8,631	11,059	(13.0)
Transportation	110,132	125,959	135,692	140,499	158,937	(13.9)
Other	431	607	1,334	1,088	678.2

Total	216,559	241,708	247,831	250,010	287,396	(.5)%

Customers at Year End
Residential	783,409	773,017	749,219	761,650	744,238	4.2%
Commercial	78,062	77,319	71,933	77,971	78,925	3.0
Industrial	2,226	2,361	1,354	1,982	2,491	(4.9)
Other	10,341	10,019	8,665	9,986	2,491	34.4

Total	874,038	862,716	831,171	851,589	828,145	4.2%

        We also had non-regulated network sales (in millions) of $569.9, $514.0 and $265.2 in the years ended December 31, 2001, 2000 and 1999, respectively.

Seasonal Variations of Business

        Our network and independent power project businesses are weather-sensitive. We have both summer and winter peaking network assets to reduce dependence on a single peak season. The table below shows peak times for our North American network businesses.

Jurisdiction	Peak
Gas network operations	November through March
Missouri, Kansas and Colorado (electric)	July and August
Canadian Operations	November through March

Regulation

        Our domestic public utility operations are subject to the jurisdiction of the public service commissions in the states in which they operate with respect to services and facilities, rates and charges, accounting, valuation of property, depreciation and various other matters. Each commission has jurisdiction over the creation of liens on property located in its state to secure bonds or other securities. Under the FPA, our wholesale transmission and sale of electric energy in interstate commerce and our facilities are also subject to the jurisdiction of the FERC. FERC jurisdiction extends to, among other things, rates and charges in connection with such transmission and sale, the sale, lease or other disposition of such facilities, and accounting matters. The FPA and activities of the FERC are described more fully under the regulation discussion of our Merchant Services group above.

        The following is a summary of our pending rate case activity:

Rate Case Designation (in millions)	Type of Service	Date Requested	Amount Requested
Minnesota	Gas	8/11/2000	$9.8

        We filed a $9.8 million Minnesota gas case in August 2000. The case is pending before the Minnesota Utilities Commission with an interim rate increase of $5.2 million in effect at this time. We filed a $14.2 million Kansas electric rate case in December 2000. A final order for an increase of $3.9 million was effective in August 2001. In June 2001, we filed for a $49.4 million increase in our Missouri electric rates. Approximately $39 million of the requested increase related to anticipated increased fuel and purchased power costs that did not materialize. In February 2002, we reached a negotiated settlement with the Commission staff and all interveners that will result in a $4.3 million rate reduction.

Competition

        We currently have no direct competition for the retail distribution of electricity and natural gas in our service areas. While various restructuring and competition initiatives have been discussed in the states in which our utility operations are conducted, only Michigan has adopted rules for retail competition for residential customers. Residential retail gas customers in Michigan will be able to choose their service provider beginning in June 2002. As a result of the energy crisis in California, many states have either discontinued or delayed implementation of initiatives involving retail deregulation. We do face competition from independent marketers for the sale of natural gas to industrial and commercial customers in our service areas.

Environmental Matters

        General.    We are subject to a number of federal, state and local requirements relating to the:

  •
  protection of the environment; and

  •
  safety and health of personnel and the public.

        These requirements relate to a broad range of our activities, including:

  •
  the discharge of pollutants into the air and water;

  •
  the identification, generation, storage, handling, transportation, disposal, record keeping, labeling, reporting of, and emergency response in connection with, hazardous and toxic materials and wastes, including asbestos, associated with our operations;

  •
  the protection of animals and noise emissions; and

  •
  safety and health standards, practices and procedures that apply to the workplace and to operation of our facilities.

        Water Issues.    The Federal Clean Water Act controls effluent and intake requirements and generally prohibits the discharge of any pollutants, including heat, into any body of surface water, except in compliance with a discharge permit issued by a state environmental regulatory agency or the EPA. All of our facilities that are required to have such permits either have them or have timely applied for extensions of expired permits and are lawfully operating under the prior permit.

        The EPA has issued for public comment proposed rules that would impose uniform, minimum technology requirements on new cooling water intake structures. It is not known at this time what requirements the final rules for existing intake structures will impose and whether our existing intake structures will require modification as a result of such requirements.

        In July 2000, the EPA issued final rules for the implementation of the Total Maximum Daily Load, or "TMDL," program of the Clean Water Act. The goal of the TMDL rules is to establish, over the next 15 years, the maximum amounts of various pollutants that can be discharged into waterways while keeping those waterways in compliance with water quality standards. The establishment of TMDL values may eventually result in more stringent discharge limits in each facility's wastewater discharge permit. Such limits may require our facilities to install additional wastewater treatment equipment, modify operational practices or implement other wastewater control measures.

        Air Emissions.    Our facilities are subject to the Federal Clean Air Act and many state laws and regulations relating to air pollution. These laws and regulations cover, among other pollutants, those contributing to the formation of ground-level ozone, carbon monoxide, sulfur dioxide, or "SO(2)," nitrogen oxides and particulate matter. As a general matter, our facilities emit these pollutants at levels within regulatory requirements. Fossil-fired power generating facilities typically qualify as major sources of air pollutants under federal and state air pollution laws, and are therefore subject to substantial regulation and enforcement oversight by the applicable governmental agencies.

        Carbon Dioxide.    In November 1998, the United States became a signatory to the Kyoto Protocol to the United Nations Framework Convention on Climate Change. The Kyoto Protocol calls for developed nations to reduce their emissions of greenhouse gases, which are believed to contribute to global climate change. Carbon dioxide, which is a major byproduct of the combustion of fossil fuel, is considered to be a greenhouse gas. The Kyoto Protocol, however, will not become enforceable law in the United States until the U.S. Senate ratifies it. Aside from the Kyoto Protocol, the current administration has indicated that it will not pursue limitations on carbon dioxide emissions. Nevertheless, bills recently introduced in Congress do include carbon dioxide emissions limitations. Similarly, a number of states, primarily located in the northeastern United States, are poised to include carbon dioxide limitations into state law. At this time there is no enforceable standard for carbon dioxide emissions, and it is unclear what effect, if any, current federal and state efforts to impose such a standard will have on our facilities.

        Mercury.    In December 2000, the EPA announced that it would regulate mercury emissions from coal- and oil-fired power plants. The EPA is expected to propose regulations by December 2003 and issue final regulations by December 2004. The impact of this action on our power plants cannot be determined until final regulations are issued.

        Manufactured Gas Plant Sites.    Some Federal and state laws authorize the EPA and other agencies to issue orders and compel responsible parties to clean up sites that are determined to present actual or potential threat to human health or the environment. We are named as a potentially responsible party at two disposal sites for PolyChlorinated Biphenyls, or "PCBs." We also own or have acquired liabilities from companies that once owned or operated 29 former manufactured gas plant sites. We have an ongoing program to remediate these sites and estimate our costs to be $9 million.

        Canada.    Our Canadian operations are governed by environmental laws and regulations similar to those in the United States. In addition, the operation and maintenance of our hydroelectric generation facilities is governed by the Canadian Fisheries Act and provincial water permits and licenses. There is an effort by the Department of Fisheries and Oceans to move towards stricter enforcement of the Fisheries Act, which might lead to higher environmental permitting and compliance costs in future.

Our Executive Team

Name	Age	Position
Richard C. Green, Jr. (Rick)	47	Chairman
Robert K. Green (Bob)	40	President, Chief Executive Officer and Director
Keith G. Stamm	41	President and Chief Operating Officer, Global Networks Group
Edward K. Mills (Ed)	42	President and Chief Operating Officer, Merchant Services
Dan Streek	40	Chief Financial Officer
Leo E. Morton	56	Senior Vice President and Chief Administrative Officer
Leslie J. Parrette, Jr. (Les)	40	Senior Vice President, General Counsel and Corporate Secretary
C. E. Payne, Jr. (Cal)	51	Senior Vice President and Chief Risk Officer
R. Paul Perkins	59	Senior Vice President, Corporate Development

Richard C. Green, Jr. (B.S., Business, Southern Methodist University)

        Rick joined our company in 1976 and held various financial and operating positions between 1976 and 1982. In 1982, he was appointed Executive Vice President at Missouri Public Service, the predecessor to Aquila. Rick has served as Chairman of the Board of the company since 1989 and President and Chief Executive Officer for the period 1985 through 1996. Rick was also Chief Executive Officer from 1996 to 2001.

Robert K. Green (B.S., Engineering, Princeton University; J.D., Vanderbilt University)

        Bob joined our company in 1988 as Assistant Division Counsel for Missouri Public Service and in 1989 was appointed to Division Counsel. Between 1989 and 1992, Bob held executive level positions at the Missouri Public Service division. In 1993, he was appointed Executive Vice President of Aquila and in 1996 assumed additional duties as President. Bob also is a director of United Energy Limited, a 34% owned foreign traded Australian company, and UnitedNetworks Limited, a 55% owned foreign traded New Zealand company. In January 2002, Bob became Chief Executive Officer of Aquila.

Keith G. Stamm (B.S., Mechanical Engineering, University of Missouri at Columbia; M.B.A., Finance, Rockhurst College)

        Keith joined our company in 1983 as a staff engineer at our Sibley Power Plant. Between 1985 and 1995, he held various operating positions. In 1995, Keith was promoted to Vice President, Energy Trading and in 1996, to Vice President and General Manager, Regulated Power. In 1997, Keith became the Chief Executive Officer of United Energy Limited. From January 2000 to November 2001, Keith served as Chief Executive Officer, Aquila Merchant Services, Inc. In November 2001, Keith was appointed President and Chief Operating Officer of Aquila's Global Networks Group. Keith is also Chairman of United Energy Limited, a 34% owned foreign traded Australian company, and UnitedNetworks Limited, a 55% owned foreign traded New Zealand company.

Edward K. Mills (B.A., English, University of Texas; M.B.A., Finance, Rice University)

        Ed joined our company in 1993 as Aquila Merchant's Director of Risk Management and Trading. In November 1998, he was appointed President and Chief Operating Officer, Aquila Merchant

Services, Inc. Prior to joining our company, Ed held executive and management positions at Fina Oil and Chemical Company, Texas Commerce Bank and Springer Holding Company.

Dan Streek (B.A., University of Nevada, Las Vegas; M.B.A., Rockhurst University)

        Dan joined our company in 1992 and served as Director of Corporate Reporting and in other management positions for Aquila from September 1994 until July 1998. From July 1998 until January 2000, Dan was Vice President and Assistant Controller of Aquila. From January 2000 through November 2000, Dan was Senior Vice President, Finance of Aquila Merchant Services, Inc. In November 2000, Dan was appointed Chief Financial Officer of Aquila Merchant Services, Inc. In August 2001, Dan was also appointed Chief Financial Officer of Aquila. Prior to joining our company, Dan was an Audit Manager of Arthur Andersen LLP from 1984 through 1992.

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

Leslie J. Parrette, Jr. (A.B., Harvard College; J.D., Harvard Law School)

        Les joined our company in July 2000 as Senior Vice President and General Counsel. In September 2001, Les was also appointed Corporate Secretary of Aquila. Prior to joining our company, Les was a partner in the law firm of Blackwell Sanders Peper Martin LLP from 1992 through June 2000.

C.E. Payne Jr. (B.S., Portland State University)

        Cal joined our company in December 1995 as our first Trading Control Officer. In 2000, he was appointed Vice President and Chief Risk Officer, and in March 2001, he was appointed Senior Vice President and Chief Risk Officer. Prior to joining our company, Cal held executive and management positions for 11 years at Transco Energy Company in Houston, Texas.

R. Paul Perkins (B.A., International Relations, University of North Carolina)

        Paul joined us in 1994 as Vice President, Corporate Development. Paul's primary focus in Corporate Development was in pursuing international opportunities. In 1997, he was appointed Senior Vice President, Australasia. In June 1999, Paul was named Senior Vice President, International and in March 2000, was appointed Senior Vice President, Corporate Development. Prior to joining Aquila, Paul was a regional manager for WMX Technologies between 1992 and 1994 focusing on Latin America and the Caribbean. Paul worked for Texaco Inc. as a Division Manager, Supply and Trading for Latin America and West Africa between 1990 and 1992. Between 1978 and 1990, Paul worked for Texaco in other international capacities.

Item 2. Properties

        Our corporate offices are located in 225,000 square feet of owned office space in Kansas City, Missouri. We also occupy other owned and leased office space for various operating offices.

        In addition, we lease or own various real property and facilities relating to our regulated and non-regulated electricity generation assets and development activities, our natural gas gathering, transportation, processing and storage assets and our coal blending, storage and loading facility. Our principal assets are generally described under "Capacity Services," "International Networks—Canada," and "Domestic Networks."

Item 3. Legal Proceedings

        On February 19, 2002, we filed suit seeking declaratory judgment in the United States District Court in Lincoln, Nebraska, asking the court to support our interpretation of the terms of certain indemnity agreements entered into with subsidiaries of the Chubb Insurance Group. These agreements relate to certain surety bonds issued by Chubb to support our obligations under certain long-term gas supply contracts. The maximum amount that Chubb could be required to pay under the surety bonds is approximately $570 million. Notwithstanding our continued performance under the gas supply agreements and strong financial position, Chubb has demanded that we replace it as the surety, or alternatively, that we post collateral to secure its obligations. We believe that there is no merit to Chubb's position and that the court will agree with our interpretation of the indemnity agreements.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders in the fourth quarter of 2001.

Part 2

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock (par $1) is listed on the New York, Pacific and Toronto stock exchanges under the symbol ILA (through March 15, 2002, our stock traded under the symbol UCU). At March 15, 2002, we had approximately 40,000 common shareholders of record. Information relating to market prices of common stock on the New York Stock Exchange and cash dividends on common stock is set forth in the table below.

Market Price

	High	Low	Cash Dividends
2001 Quarters
First	$32.40	$24.81	$.30
Second	$37.85	$29.35	$.30
Third	$33.00	$26.60	$.30
Fourth	$31.80	$21.85	$.30
2000 Quarters
First	$20.06	$15.19	$.30
Second	$21.88	$17.31	$.30
Third	$28.50	$19.88	$.30
Fourth	$31.31	$23.94	$.30

Item 6. Selected Financial Data

In millions, except per share	2001	2000	1999	1998	1997
Sales	$40,376.8	$28,974.9	$18,621.5	$12,563.4	$8,926.3
Gross profit	1,788.0	1,428.7	1,156.8	967.4	954.3
Earnings before interest and taxes	704.7	540.0	414.0	351.4	359.1
Net income	279.4	206.8	160.5	132.2	122.1
Earnings available for common shares	279.4	206.8	160.5	132.2	121.8
Basic earnings per common share	2.49	2.22	1.75	1.65	1.51
Diluted earnings per common share	2.42	2.21	1.75	1.63	1.51
Cash dividends per common share	1.20	1.20	1.20	1.20	1.17
Total assets	11,948.3	14,026.9	7,538.6	6,130.9	5,113.5
Short-term debt	548.6	501.0	248.9	235.6	113.8
Long-term debt (including current maturities)	2,327.0	2,397.6	2,245.1	1,625.4	1,508.2
Company-obligated preferred securities (including current maturities)	350.0	450.0	350.0	100.0	100.0
Common shareholders' equity	2,551.6	1,799.6	1,525.4	1,446.3	1,163.6

        See page 23 of our 2001 Annual Report to Shareholders for a discussion of factors that affect the comparability of the information above.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required by this item is incorporated by reference to pages 22 through 40 in our 2001 Annual Report to Shareholders.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

        The information required by this item is incorporated by reference to pages 34 through 36 in our 2001 Annual Report to Shareholders.

Item 8. Financial Statements and Supplementary Data

        The information required by this item is incorporated by reference to pages 41 through 64 in our 2001 Annual Report to Shareholders.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Part 3

        Items 10, 11, 12 and 13. Directors and Executive Officers of the Company, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management, and Certain Relationships and Related Transactions

        Information regarding these items appears in our proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K. For information regarding our executive officers, see "Executive Officers of the Registrant" in Item 1 Part 1 of this Form 10-K.

Part 4

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        The following documents are filed as part of this report:

(a)(1) Financial Statements:

Page No.
Consolidated Statements of Income for the three years ended December 31, 2001	*
Consolidated Balance Sheets at December 31, 2001 and 2000	*
Consolidated Statements of Common Shareholders' Equity for the three years ended December 31, 2001	*
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2001	*
Consolidated Statements of Cash Flows for the three years ended December 31, 2001	*
Notes to Consolidated Financial Statements	*
Report of Independent Public Accountants	*

* Incorporated by reference to pages 41 through 64 of our 2001 Annual Report to Shareholders.
(a)(2) Financial Statement Schedules
Report of Independent Accountants on Financial Statement Schedule II	32
Valuation and Qualifying Accounts for the years 2001, 2000 and 1999	33

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) List of Exhibits *

        The following exhibits relate to a management contract or compensatory plan or arrangement:

10(a)(1)	Amended and Restated 1986 Stock Incentive Plan.
10(a)(2)	First Amendment and Second Amendment to Amended and Restated 1986 Stock Incentive Plan.
10(a)(3)	Third Amendment to Amended and Restated 1986 Stock Incentive Plan.
10(a)(4)	Annual and Long-Term Incentive Plan.
10(a)(5)	First Amendment to Annual and Long-Term Incentive Plan.
10(a)(6)	1990 Non-Employee Director Stock Plan, including all amendments.
10(a)(7)	Form of Severance Compensation Agreement of Certain Executives.
10(a)(8)	Life Insurance Program for Officers.
10(a)(9)	Supplemental Executive Retirement Plan, Amended and Restated, effective January 1, 2001.
10(a)(10)	Employment Agreement for Richard C. Green, Jr.
10(a)(11)	Employment Agreement for Robert K. Green.
10(a)(12)	Amended and Restated Capital Accumulation Plan.
10(a)(13)	First Amendment to the Amended and Restated Capital Accumulation Plan.
10(a)(14)	Aquila Merchant Services, Inc. 2001 Omnibus Incentive Compensation Plan.
10(a)(15)	Severance Compensation Agreement dated as of March 16, 2001, by and between Aquila Merchant Services, Inc. (formerly Aquila, Inc.) and Keith Stamm.

10(a)(16)	Severance Compensation Agreement dated as of March 16, 2001, by and between Aquila Merchant Services, Inc. (formerly Aquila, Inc.) and Dan J. Streek.
10(a)(17)	Severance Compensation Agreement dated as of March 16, 2001, by and between Aquila Merchant Services, Inc. (formerly Aquila, Inc.) and Edward K. Mills.

* Incorporated by reference to the Index to Exhibits.

(b) Reports on Form 8-K

        Reports on Form 8-K for the quarter ended December 31, 2001, were as follows:

    A Current Report on Form 8-K with respect to Item 5, dated November 7, 2001, was filed with the Securities and Exchange Commission by the Registrant.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Aquila, Inc.:

        We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Aquila, Inc.'s (formerly UtiliCorp United Inc.) Annual Report to Shareholders, which is incorporated by reference in this Form 10-K, and have issued our report thereon dated February 5, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The Financial Statement Schedule listed in Item 14(a)2 is the responsibility of the company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Kansas City, Missouri
February 5, 2002

AQUILA, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

        For the Three Years Ended December 31, 2001
(in Millions)

Column A	Column B	Column C	Column D	Column E
Description	Beginning Balance at January 1	Additions Charged to Expense	Deductions from Reserves for Purposes for Which Created	Ending Balance at December 31
Allowance for Doubtful Accounts (a)—
2001	$62.8	$83.5	$(70.5)	$75.8
2000	$35.1	$63.1	$(35.4)	$62.8
1999	$14.9	$26.5	$(6.3)	$35.1
Maintenance Reserves (b)—
2001	$13.5	$.7	$(11.0)	$3.2
2000	$6.6	$7.5	$(.6)	$13.5
1999	$6.0	$1.6	$(1.0)	$6.6
Other Reserves (c)—
2001	$21.9	$30.3	$(34.4)	$17.8
2000	$22.7	$25.2	$(26.0)	$21.9
1999	$21.0	$14.4	$(12.7)	$22.7

(a)
Includes allowance for doubtful accounts receivable and merchant notes receivable.

(b)
Costs to be incurred related to scheduled maintenance outages on generating facilities are accrued in advance of the scheduled outage consistent with current regulatory treatment.

(c)
Includes reserves for self-insurance and environmental claims.

AQUILA, INC.
INDEX TO EXHIBITS

Exhibit Number		Description
3	(a)(1)	Certificate of Incorporation of the Company, as amended.
*3	(a)(2)	Certificate of Designation to Certificate of Incorporation of the Company. (Exhibit 3(a)(3) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)
*3	(a)(3)	Certificate of Designation to Certificate of Incorporation of the Company. (Exhibit 3(a)(4) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)
*3	(a)(4)	Certificate of Designation to Certificate of Incorporation of the Company. (Exhibit 3(a)(6) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)
3	(b)	By-laws of the Company, as amended.
*4	(a)	Long-term debt instruments of the Company in amounts not exceeding 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis will be furnished to the Commission upon request.
*4	(b)	Form of Rights Agreement between the Company and First Chicago Trust Company of New York, as Rights Agent. (Exhibit 4 to the Company's Form 10-Q for the period ended September 30, 1996.)
*4	(c)	Amendment to Rights Agreement. (Exhibit 4(d) to the Company's Post Effective Amendment No. 1 to Registration Statement on Form S-3 No. 333-29657 filed March 15, 2002.)
*10	(a)(1)	Amended and Restated 1986 Stock Incentive Plan. (Exhibit 10(a)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)
*10	(a)(2)	First Amendment and Second Amendment to Amended and Restated 1986 Stock Incentive Plan. (Exhibit 10(a)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.)
10	(a)(3)	Third Amendment to Amended and Restated 1986 Stock Incentive Plan.
*10	(a)(4)	Annual and Long-Term Incentive Plan. (Exhibit 10(a)(3) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)
10	(a)(5)	First Amendment to Annual and Long-Term Incentive Plan.
*10	(a)(6)	1990 Non-Employee Director Stock Plan, including all amendments. (Exhibit 10(a)(4) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)
10	(a)(7)	Form of Severance Compensation Agreement between the Company and certain Executives of the Company.
*10	(a)(8)	Life Insurance Program for Officers. (Exhibit 10 (a)(13) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)
*10	(a)(9)	Supplemental Executive Retirement Plan, Amended and Restated, effective January 1, 2001. (Exhibit 10(a)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

*10	(a)(10)	Employment Agreement for Richard C. Green, Jr. (Exhibit 10.4 on Form 10-Q for the quarter ended June 30, 1998.)
*10	(a)(11)	Employment Agreement for Robert K. Green. (Exhibit 10.5 on Form 10-Q for the quarter ended June 30, 1998.)
*10	(a)(12)	Amended and Restated Capital Accumulation Plan. (Exhibit 10(a)(14) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.)
*10	(a)(13)	First Amendment to the Amended and Restated Capital Accumulation Plan. (Exhibit 10(a)(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)
*10	(a)(14)	Aquila Merchant Services, Inc. 2001 Omnibus Incentive Compensation Plan. (Exhibit 10.13 to Registration Statement No. 333-51718, filed April 18, 2001 by Aquila Merchant Services, Inc. (formerly Aquila, Inc.))
*10	(a)(14)	Severance Compensation Agreement dated as of March 16, 2001, by and between Aquila Merchant Services, Inc. (formerly Aquila, Inc.) and Keith Stamm. (Exhibit 10.7 to Registration Statement No. 333-51718, filed April 18, 2001 by Aquila Merchant Services, Inc. (formerly Aquila, Inc.))
*10	(a)(15)	Severance Compensation Agreement dated as of March 16, 2001, by and between Aquila Merchant Services, Inc. (formerly Aquila, Inc.) and Dan J. Streek. (Exhibit 10.8 to Registration Statement No. 333-51718, filed April 18, 2001 by Aquila Merchant Services, Inc. (formerly Aquila, Inc.))
*10	(a)(16)	Severance Compensation Agreement dated as of March 16, 2001, by and between Aquila Merchant Services, Inc. (formerly Aquila, Inc.) and Edward K. Mills. (Exhibit 10.9 to Registration Statement No. 333-51718, filed April 18, 2001 by Aquila Merchant Services, Inc. (formerly Aquila, Inc.))
13		Annual Report to Shareholders for the year ended December 31, 2001.
21		Subsidiaries of the Company.
23		Consent of Arthur Andersen LLP.
99.1		Letter regarding representation of Arthur Andersen LLP.

*
Exhibits marked with an asterisk are incorporated by reference as indicated pursuant to Rule 12(b)-23.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 20, 2002.

Aquila, Inc.
By:	/s/ ROBERT K. GREEN Robert K. Green President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of March 20, 2002.

By:	/s/ RICHARD C. GREEN, JR. Richard C. Green, Jr.	Chairman of the Board of Directors
By:	/s/ ROBERT K. GREEN Robert K. Green	President, Chief Executive Officer and Director (Principal Executive Officer)
By:	/s/ DAN STREEK Dan Streek	Chief Financial Officer (Principal Financial and Accounting Officer)
By:	/s/ JOHN R. BAKER John R. Baker	Director
By:	/s/ HERMAN CAIN Herman Cain	Director
By:	/s/ IRVINE O. HOCKADAY, JR. Irvine O. Hockaday, Jr.	Director
By:	/s/ HEIDI E. HUTTER. Heidi E. Hutter	Director
By:	/s/ DR. STANLEY O. IKENBERRY Dr. Stanley O. Ikenberry	Director
By:	/s/ ROBERT F. JACKSON Robert F. Jackson	Director
By:	/s/ L. PATTON KLINE L. Patton Kline	Director
By:	/s/ GERALD L. SHAHEEN Gerald L. Shaheen	Director

QuickLinks

INDEX
Part 1
  Item 1. Business
  II. Global Networks Group
Our Executive Team
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Part 2
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Part 3
Part 4
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
INDEX TO EXHIBITS
SIGNATURES