Form 10-K/A
period 2001-12-31
AQUILA  INC
filed 2002-05-03
CIK 66960

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Title	Outstanding (at March 15, 2002)
Common Stock, par value $1.00 per share	141,623,395

Documents Incorporated by Reference:	Where Incorporated:
2001 Annual Report to Shareholders	Part 2
Proxy Statement for 2002 Annual Shareholders Meeting	Part 3

INDEX

		Page
Item 8	Financial Statements and Supplementary Data	3
Part 4
Item 14	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	3
Index to Exhibits		4
Signatures		5

Item 8. Financial Statements and Supplementary Data

        The information required by this item is incorporated by reference to pages 41 through 64 in our 2001 Annual Report to Shareholders.

        This Amendment No. 1 to Annual Report on Form 10-K is filed to correct the reversed placement of the captions "Electricity" and "Natural gas" under the headings "Sales" and "Cost of sales" on the Consolidated Statements of Income for the three years ended December 31, 2001 on page 41 of Exhibit 13, filed herewith.

Part 4

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        The following documents are filed as part of this report:

(a)(1) Financial Statements:

Page No.
Consolidated Statements of Income for the three years ended December 31, 2001	*
Consolidated Balance Sheets at December 31, 2001 and 2000	*
Consolidated Statements of Common Shareholders' Equity for the three years ended December 31, 2001	*
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2001	*
Consolidated Statements of Cash Flows for the three years ended December 31, 2001	*
Notes to Consolidated Financial Statements	*
Report of Independent Public Accountants	*

* Incorporated by reference to pages 41 through 64 of our 2001 Annual Report to Shareholders.

AQUILA, INC.
INDEX TO EXHIBITS

Exhibit Number	Description
13	Annual Report to Shareholders for the year ended December 31, 2001.
23	Consent of Arthur Andersen LLP.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of May 3, 2002.

Aquila, Inc.
By:	/s/ DAN STREEK Dan Streek Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

INDEX
Part 4
INDEX TO EXHIBITS
SIGNATURES