Form 10-Q
period 2002-03-31
AQUILA  INC
filed 2002-05-15
CIK 66960

QuickLinks -- Click here to rapidly navigate through this document

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 1-03562

AQUILA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	44-0541877 (IRS Employer Identification No.)
20 West Ninth Street, Kansas City, Missouri (Address of principal executive offices)	64105 (Zip Code)

Registrant's telephone number, including area code                  (816) 421-6600

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2002
Common Stock, $1 par value	142,190,746

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

        Information regarding the consolidated condensed financial statements can be found on pages 3 through 12.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion and analysis of financial condition and results of operations can be found on pages 13 through 24.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are subject to market risk as described on pages 34 through 36 of our 2001 Annual Report to Shareholders. There have been no material changes in market risk since December 31, 2001, other than as described on page 23.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Information regarding legal proceedings can be found on page 25.

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

Part I.    Financial Information

Item 1.    Financial Statements

Aquila, Inc.
Consolidated Condensed Statements of Income—Unaudited

	Three Months Ended March 31,
Dollars in millions, except per share amounts
	2002	2001
Sales	$8,861.3	$11,980.0
Cost of sales	8,513.4	11,473.8

Gross profit	347.9	506.2

Operating expenses:
Operating expense	236.6	285.9
Depreciation and amortization expense	61.2	69.6

Total operating expenses	297.8	355.5

Other income:
Equity in earnings of investments and partnerships	33.4	29.1
Minority interest	2.5	1.5
Other	8.6	10.2

Earnings before interest and taxes	94.6	191.5

Interest expense	44.2	55.0
Minority interest in income of partnership and trusts	5.7	8.9

Earnings before income taxes	44.7	127.6
Income tax expense	.3	54.1

Net income	$44.4	$73.5

Earnings per common share:
Basic	$.32	$.71
Diluted	$.32	$.69

Dividends per common share	$.30	$.30

See accompanying notes to consolidated condensed financial statements.

Aquila, Inc.
Consolidated Condensed Balance Sheets

Dollars in millions	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$207.3	$262.9
Funds on deposit	287.3	168.2
Accounts receivable, net	2,881.2	2,926.8
Inventories and supplies	254.8	304.2
Price risk management assets	590.5	824.4
Prepayments and other	313.3	320.9

Total current assets	4,534.4	4,807.4

Property, plant and equipment, net	3,394.8	3,393.6
Investments in unconsolidated subsidiaries and partnerships	2,175.8	2,145.0
Price risk management assets	647.4	436.5
Notes receivable	428.6	415.6
Goodwill	566.3	353.7
Deferred charges and other assets	523.4	396.5

Total Assets	$12,270.7	$11,948.3

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Current maturities of long-term debt and company-obligated preferred securities	$674.5	$679.1
Short-term debt	294.7	548.6
Accounts payable	2,885.0	3,212.8
Accrued and other current liabilities	367.7	542.0
Price risk management liabilities	708.5	573.2
Customer funds on deposit	204.9	122.0

Total current liabilities	5,135.3	5,677.7

Long-term liabilities:
Long-term debt, net	2,031.0	1,747.9
Deferred income taxes and credits	311.5	347.8
Price risk management liabilities	1,054.1	929.3
Minority interest	5.1	157.6
Deferred credits	295.9	286.4

Total long-term liabilities	3,697.6	3,469.0

Company-obligated preferred securities, net	250.0	250.0
Common shareholders' equity	3,187.8	2,551.6

Total Liabilities and Shareholders' Equity	$12,270.7	$11,948.3

See accompanying notes to consolidated condensed financial statements.

Aquila, Inc.
Consolidated Condensed Statements of Comprehensive Income—Unaudited

	Three Months Ended March 31,
Dollars in millions
	2002	2001
Net Income	$44.4	$73.5
Other comprehensive income (loss):
Unrealized translation adjustments	(2.9)	(16.8)
Unrealized cash flow hedges	(9.5)	(2.8)

Comprehensive Income	$32.0	$53.9

Consolidated Condensed Statements of Common Shareholders' Equity

Dollars in millions	March 31, 2002	December 31, 2001
	(Unaudited)
Common Stock: authorized 400 million shares at March 31, 2002 and December 31, 2001, par value $1 per share; 142,166,524 shares issued at March 31, 2002 and 115,941,120 shares issued at December 31, 2001; authorized 20 million shares of Class A common stock, par value $1 per share, none issued.	$142.2	$115.9
Premium on Capital Stock	2,668.1	2,047.0
Retained Earnings	481.5	479.3
Treasury Stock, at cost (40,318 and 447 shares at March 31, 2002 and December 31, 2001, respectively)	(1.0)	—
Accumulated Other Comprehensive Losses	(103.0)	(90.6)

Total Common Shareholders' Equity	$3,187.8	$2,551.6

See accompanying notes to consolidated condensed financial statements.

Aquila, Inc.
Consolidated Condensed Statements of Cash Flows—Unaudited

	Three Months Ended March 31,
Dollars in millions
	2002	2001
Cash Flows From Operating Activities:
Net income	$44.4	$73.5
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization expense	61.2	69.6
Net changes in price risk management assets and liabilities	283.1	40.5
Deferred income taxes and investment tax credits	(36.3)	(101.2)
Equity in earnings of investments and partnerships	(33.4)	(29.1)
Dividends from investments and partnerships	16.8	10.0
Minority interest	(2.5)	(1.5)
Changes in certain assets and liabilities, net of effects of acquisitions:
Accounts receivable/payable, net	(81.2)	(156.1)
Accounts receivable sold, net	19.0	—
Termination of Merchant accounts receivable program	(220.0)	—
Inventories and supplies	49.4	25.5
Prepayments and other	22.5	(1.4)
Accrued and other current liabilities	(169.3)	85.7
Deferred charges and other	(90.2)	61.7

Sub-total	(136.5)	77.2
Funds on deposit, net	(36.2)	47.7

Cash (used) provided by operating activities	(172.7)	124.9

Cash Flows From Investing Activities:
Additions to utility plant	(62.3)	(34.3)
Merchant capital expenditures	(98.3)	(9.7)
Increase in notes receivable	(13.0)	(37.4)
Investments in international businesses	—	(21.6)
Sale of pipeline assets	60.9	—
Other	(14.6)	(24.1)

Cash used for investing activities	(127.3)	(127.1)

Cash Flows From Financing Activities:
Issuance of common stock	278.1	332.6
Issuance of long-term debt	303.5	303.1
Retirement of long-term debt	(44.2)	(88.0)
Short-term repayments, net	(253.9)	(190.8)
Cash dividends paid	(42.2)	(30.3)
Other	3.1	26.6

Cash provided from financing activities	244.4	353.2

Increase (decrease) in cash and cash equivalents	(55.6)	351.0
Cash and cash equivalents at beginning of period	262.9	392.6

Cash and cash equivalents at end of period	$207.3	$743.6

See accompanying notes to consolidated condensed financial statements.

AQUILA, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.    Summary of Significant Accounting Policies

        The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our 2001 Annual Report on Form 10-K/A. We believe it is best to read our year-end consolidated financial statements in conjunction with this report. The accompanying Balance Sheet and Statement of Common Shareholders' Equity as of December 31, 2001, were derived from our audited financial statements, but do not include all disclosures required by generally accepted accounting principles. In our opinion, the accompanying consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair representation of our financial position and the results of our operations. Certain estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods shown have been made in preparing the consolidated condensed financial statements. Actual results could differ from these estimates.

        Certain prior year amounts in the consolidated condensed financial statements have been reclassified where necessary to conform to the 2002 presentation.

Change in Accounting Principle

        Effective January 1, 2002, we changed our method of accounting for our Merchant Services gas storage inventory from the lower of cost or market method to a fair value approach. This method will facilitate a better matching of inventory value to the related revenues from future contract commitments that are also carried at fair value. The cumulative effect of this change at January 1, 2002, was a reduction in income before income taxes of $643,000 and net income of approximately $386,000, or less than one cent per share. The effect of this change is included in cost of sales and is not separately identified in our Statement of Income as it is immaterial. However, had this change been in effect for the quarter ended March 31, 2001, net income and diluted earnings per share would have been affected as follows:

	Three Months Ended March 31, 2001
Dollars in millions, except per share amounts
	As Reported	Pro Forma
Net income	$73.5	$56.3
Diluted earnings per share	$.69	$.53

New Accounting Pronouncements

Goodwill and Other Intangible Assets

        On January 1, 2002, we were required to adopt Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that goodwill no longer be amortized to expense. Rather, this statement requires that goodwill be tested for impairment at least annually and, if impaired, be written off against earnings at that time. We are in the process of performing this analysis and will report in the second quarter if any impairment issues exist. Quanta, a 38% equity investment, has disclosed in its Annual Report on Form 10-K that it had approximately $1.0 billion of net goodwill as of December 31, 2001, and, based on a preliminary review, believed that it will record a material non-cash goodwill impairment charge. If Quanta books such a charge, we will record our proportionate interest in the charge as a cumulative effect of a change in accounting principle.

        At March 31, 2002 we had total gross goodwill of $1,027.5 million, or $967.6 million net of accumulated amortization. Amortization expense for the quarter ended March 31, 2001 totaled $6.1 million. In addition, the adoption of this standard increased our earnings from equity method investments by approximately $4.4 million related to goodwill previously amortized in the financial statements of those companies. During the first quarter 2002, we allocated $215.6 million of goodwill to our Wholesale Services segment representing goodwill paid on our recombination with Aquila Merchant. Our goodwill allocated to each segment at March 31, 2002 and December 31, 2001 is as follows:

Dollars in millions	March 31, 2002	December 31, 2001
Goodwill, net:
Wholesale Services	$217.6	$2.0
Capacity Services	28.0	28.0
Domestic Networks	130.6	130.6
International Networks	190.1	193.1

	566.3	353.7

Goodwill in Investments in Unconsolidated Subsidiaries	401.3	401.3

Total	$967.6	$755.0

        Following are pro forma disclosures of the effects on net income and earnings per share for the quarter ended March 31, 2001, had the standard been in effect at the beginning of that period:

Dollars in millions, except per share amounts	Net Income	Basic Earnings Per Share	Diluted Earnings Per Share
Reported net income	$73.5	$.71	$.69
Goodwill amortization	6.1	.06	.06
Goodwill amortization in equity in earnings	4.4	.04	.04

Adjusted net income	$84.0	$.81	$.79

Asset Retirement Obligations

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred. When the liability is initially recorded, Aquila will include the present value of the estimated cost of removal in the asset cost, with an offsetting liability related to the estimated cost of removal. The liability will be increased to the nominal value over time. Upon settlement of the liability, Aquila will record a gain or loss for the difference between the settled liability and the recorded amount. This standard will become effective for us on January 1, 2003, although earlier application is encouraged. We are in the process of assessing the impact that the adoption of this standard will have on our financial position and results of operations.

2.    Earnings Per Common Share

        The following table shows the amounts used in computing basic and diluted earnings per common share and the effect on income and weighted average number of shares of potential dilutive issuances of common stock for the three-month periods ended March 31, 2002 and 2001.

	Three Months Ended March 31,
In millions, except per share amounts
	2002	2001
Earnings available for common shares	$44.4	$73.5
Convertible bonds	.1	—

Earnings available for common shares after assumed conversion of dilutive securities	$44.5	$73.5

Earnings per share:
Basic	$.32	$.71
Diluted	$.32	$.69

Weighted average number of common shares used in basic earnings per share	136.8	103.6
Per share effect of dilutive securities:
Company-obligated preferred securities	—	1.5
Stock options and restricted stock	1.3	1.6
Convertible bonds	.2	.2

Weighted number of common shares and dilutive common shares used in diluted earnings per share	138.3	106.9

3.    Financings, Mergers, Acquisitions and Divestitures

Exchange Offer

        On January 7, 2002, we completed an offer to acquire all of the outstanding publicly held shares of Aquila Merchant Services, Inc. (Aquila Merchant) in exchange for shares of Aquila common stock. The public shareholders of Aquila Merchant received .6896 shares of Aquila common stock in a tax-free exchange for each outstanding share of Aquila Merchant Class A common stock. Approximately 76% of the outstanding public shares of Aquila Merchant were tendered in the offer. Aquila Merchant shareholders holding approximately 1.8 million shares of Aquila Merchant Class A shares exercised dissenters' rights with respect to the merger.

        We accounted for this transaction as a purchase. The total purchase price of $366.6 million was determined based upon the market price of the approximately 12.6 million Aquila common shares issued in the tender offer and merger, an estimated liability to dissenting shareholders at the same market price and transaction costs. The purchase price was in excess of our proportionate interest in the fair value of the net assets of Aquila Merchant acquired by approximately $215.6 million. This excess has been classified as goodwill in our Wholesale Services business segment based on our preliminary allocation pending further valuation of the assets and liabilities.

Equity Offering

        On January 30, 2002, we sold 12.5 million shares of our common stock to the public, which raised approximately $278.1 million in net proceeds. Net proceeds from the sale were used to reduce short-term debt and for general corporate purposes.

Sale of Pipeline Operations

        In January 2002, we completed the sale of our wholly owned subsidiary UtiliCorp Pipeline Systems for our net book value of approximately $65.9 million, including a $5 million deposit received in 2001.

Retail Bonds

        On February 28, 2002, we issued $287.5 million of 7.875% retail bonds due in February 2032. These bonds are callable by us at par after February 28, 2007. Net proceeds from the sale were used to settle $220 million of receivables sold in connection with one of our accounts receivable sales programs and to retire short-term debt incurred for general corporate purposes.

Midlands Acquisition

        On May 8, 2002, we closed on our purchase from FirstEnergy Corp. of a 79.9% interest in Midlands Electricity plc, a United Kingdom electricity network. The price of this acquisition is approximately $264 million. The purchase price consists of an initial payment of $150 million, which was financed through an acquisition facility, and six equal annual payments of $19 million. Midlands is the fourth-largest regional electricity company in the United Kingdom, serving approximately 2.3 million customers through a 38,000-mile distribution network. Midlands also owns 886 megawatts of net generating capacity in the U.K and two other countries. We will also provide management and operating services to Midlands in exchange for a management fee. In connection with the acquisition, FirstEnergy has substantive participating and protective rights as the minority partner. As such, we will account for this acquisition using the equity method of accounting. FirstEnergy has the right to sell its interest in Midlands to us under certain conditions on the sixth anniversary of the closing of the transaction.

Cogentrix Acquisition

        In April 2002, we agreed to acquire privately held Cogentrix Energy, a leading independent power producer with 3,496 megawatts of net generation capacity after the sale of certain assets discussed below. The transaction includes a purchase price of $415 million for 100 percent of the common stock of Cogentrix, as well as the assumption of $355 million of recourse debt and an estimated $770 million of non-recourse project-level debt based on the most recent audited financial statements of Cogentrix. Immediately prior to our acquisition of Cogentrix, General Electric Capital Corporation (GECC) will acquire 1,026 net megawatts of Qualifying Facility power plant assets currently owned by Cogentrix in order for the plants to maintain their Qualifying Facility status under the Public Utility Regulatory Policy Act.

        The transaction initially will be financed with an acquisition bank facility. We intend to refinance the acquisition facility with a combination of common stock and mandatorily convertible securities. The acquisition is conditioned on Hart-Scott-Rodino clearance, approvals by the Federal Energy Regulatory Commission (FERC), and completion of the asset sale to GECC. We expect to close this transaction in the third quarter of 2002.

4.    Finance Subsidiaries' Securities

        UtiliCorp Canada Finance Corporation and UtiliCorp Capital Trust I are wholly owned finance subsidiaries of Aquila. Aquila has fully and unconditionally guaranteed the $200 million of public long-term debt and $250 million of public company-obligated preferred securities issued by these subsidiaries, respectively.

5.    Reportable Segment Reconciliation

	Three Months Ended March 31,
Dollars in Millions
	2002	2001
Sales:
Wholesale Services	$8,050.6	$10,637.8
Capacity Services	134.6	343.2

Total Merchant Services	8,185.2	10,981.0

International Networks	95.4	94.3
Domestic Networks	583.9	927.6

Total Global Networks Group	679.3	1,021.9

Corporate and other	(3.2)	(22.9)

Total	$8,861.3	$11,980.0

EBIT:
Wholesale Services	$28.4	$62.4
Capacity Services	3.2	27.1

Total Merchant Services	31.6	89.5

International Networks	33.0	25.2
Domestic Networks	46.1	77.0

Total Global Networks Group	79.1	102.2

Corporate and other	(16.1)	(.2)

Total	$94.6	$191.5

Dollars in Millions	March 31, 2002	December 31, 2001
Identifiable Assets:
Wholesale Services	$4,857.7	$4,653.5
Capacity Services	1,802.9	1,595.1

Total Merchant Services	6,660.6	6,248.6

International Networks	1,886.2	1,864.9
Domestic Networks	3,468.0	3,512.5

Total Global Networks Group	5,354.2	5,377.4

Corporate and other	255.9	322.3

Total	$12,270.7	$11,948.3

6.    Credit Facilities

Revolving Credit Agreement

        On April 12, 2002, we closed on a new revolving credit facility totaling $650 million that replaced a $400 million credit facility. The new credit facility consists of two $325 million agreements, one with a maturity date of 364 days, the other three years. Among other restrictions, the agreements contain financial covenants requiring a ratio of recourse debt to total recourse capitalization of .625 to 1.0, and an interest coverage ratio (EBITDA/Interest expense) of not less than 2.25 to 1.0.

Debt Covenants

        In 2001, our subsidiary, Aquila Merchant, issued two separate guaranties to support the financing of a power generation and a gas storage facility. The two guaranties require Aquila Merchant to meet certain financial covenants, one being a fixed charge coverage ratio, which is calculated on a rolling twelve month basis. For the covenant calculation period ended March 31, 2002, Aquila Merchant was not in compliance with this covenant. We have obtained waivers from the lenders for the non-compliance. These covenants were crafted with the understanding that Aquila Merchant would be a stand-alone company following the initial public offering and eventual full-spin of this business. With the re-combination of Aquila Merchant into Aquila, the company believes the covenants as drafted are no longer appropriate. For this reason, we are currently in negotiations to amend the above-mentioned covenant.

7.    Income Taxes

        The first quarter 2002 income tax expense benefited from certain regulatory adjustments confirmed in a recent regulatory proceeding and the utilization of certain net operating loss carryforwards in the United Kingdom. These adjustments have a significant impact on the 2002 effective tax rate due to the lower earnings performance for the quarter.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

AQUILA, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

        Except where noted, the following discussion refers to the consolidated entity, Aquila, Inc. Our business segments include the following business groups: Merchant Services, consisting primarily of two segments, Wholesale Services, our North American and European commodity and client businesses (including our capital business), and Capacity Services, our power development, natural gas gathering and processing operations, and investments in independent power projects, and Global Networks Group, consisting of two segments, International Networks, our Canadian, Australian and New Zealand electricity and gas utility businesses, and Domestic Networks, our electricity and gas utilities in seven mid-continent states. Domestic Networks also includes our communications business in North America and our 38% interest in Quanta Services, Inc.

FORWARD-LOOKING INFORMATION

        This report contains forward-looking information. These statements involve risks and uncertainties, and there are certain important factors that can cause actual results to differ materially from those anticipated. We generally intend the words "may", "will", "should", "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate", "continue", or the negative of these terms or similar expressions to identify forward-looking statements. Some of the important factors that could cause actual results or liquidity to differ materially from those anticipated include:

  •
  Both our Merchant Services and Global Networks Group businesses are weather-sensitive. Weather can affect results significantly to the extent that temperatures differ from normal. We hedge much of the weather risk in our Domestic Networks business.

  •
  We are exposed to market risk, which may cause us to incur losses from our Wholesale Services operations.

  •
  We may not be able to efficiently operate our business if we are unable to access or generate capital at competitive rates.

  •
  The failure to maintain our investment grade credit rating could require the repayment of certain debt, increase our borrowing costs, limit our ability to raise additional capital and require us to post additional margin deposits to support our trading operations.

  •
  The timing and extent of changes in interest rates could affect our financial results.

  •
  We may not be able to obtain attractive prices for planned asset sales or successfully integrate acquired businesses into our operations.

  •
  The volatility of natural gas and electricity prices can significantly affect the earnings contribution from the Wholesale Services segment of Merchant Services. Our 2002 earnings target is dependent upon the existence of volatility in these markets.

  •
  The pace of well connections to our gas gathering system can affect the earnings contribution from the Capacity Services segment of Merchant Services.

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

  •
  The result of future rate proceedings will affect future earnings of our network business.

  •
  Expansion of electric markets in the United Kingdom and Europe will increase both opportunity and competition in marketing and trading activities.

  •
  The construction of communications fiber optic networks and start-up operations of our communication business will have a negative effect on earnings over the near term.

  •
  Current declines in the fair value of certain investments may become other than temporary.

RESULTS OF OPERATIONS

Executive Summary

	Three Months Ended March 31,
Dollars in Millions
	2002	2001
Earnings before interest and taxes:
Wholesale Services	$28.4	$62.4
Capacity Services	3.2	27.1

Total Merchant Services	31.6	89.5

International Networks	33.0	25.2
Domestic Networks	46.1	77.0

Total Global Networks Group	79.1	102.2

Corporate and other	(16.1)	(.2)

Total EBIT	94.6	191.5
Interest expense	49.9	63.9
Income tax expense	.3	54.1

Net income	$44.4	$73.5

Diluted earnings per share	$.32	$.69

        Our total EBIT for the quarter ended March 31, 2002, was down $96.9 million, or 50.6%, from the first quarter of 2001. Key factors affecting 2002 results were as follows:

  •
  Extremely mild winter in 2002 compared to normal weather conditions in 2001.

  •
  Low volatility and commodity prices in 2002 compared to a robust commodity environment in 2001.

  •
  The seasonal impacts of new generation capacity payments in 2002.

  •
  Lower natural gas liquids prices and throughput production in 2002.

  •
  General economic slow down in 2002.

        Also impacting the first quarter was the adoption of a new accounting standard, SFAS 142, which discontinued the amortization of goodwill effective January 1, 2002. This improved first quarter earnings in 2002 by $10.5 million when compared to 2001 as amortization expense was still being recorded in the 2001 results. This standard requires that we perform a valuation of our goodwill to determine if any impairments exist. We are in the process of performing these valuations and have not concluded whether any such impairment exists. However, Quanta has disclosed in its Annual Report on Form 10-K that it had approximately $1.0 billion of net goodwill as of December 31, 2001, and, based on a preliminary review, believed that it will record a material non-cash goodwill impairment charge. If Quanta books such a charge, we will record our proportionate interest in the charge as a cumulative effect of a change in accounting principle.

        With regard to our Australian gas network and retail operations in Melbourne, we are currently reviewing our investments from a fair value perspective. We expect to complete these reviews later in 2002.

Wholesale Services

        The table below summarizes the operations of our domestic and international Wholesale Services businesses for the three-month periods of each year.

	Three Months Ended March 31,
Dollars in millions
	2002	2001
Sales	$8,050.6	$10,637.8
Cost of sales	7,981.3	10,443.3

Gross profit	69.3	194.5

Operating expenses:
Operating expense	48.6	133.7
Depreciation and amortization expense	2.2	3.6

Total operating expenses	50.8	137.3
Other income	9.9	5.2

Earnings before interest and taxes (EBIT)	$28.4	$62.4

Operating Statistics:
Physical gas volumes marketed per day (Bcf/d)	18.0	13.3
Electricity marketing volumes (MMWhs)	128.8	55.1
Volumes delivered (Tbtue/d)	33.5	20.7
Electricity prices MWh (average)	$30.40	$57.77
Natural gas price per Mcf (average)	$2.28	$6.33

Quarter-to-Quarter

Sales, Cost of Sales, and Gross Profit

        Sales and cost of sales for our Wholesale Services operations decreased approximately 24% in 2002 compared to 2001, resulting in a decrease in gross profit of $125.2 million. These decreases were primarily due to the following factors:

  •
  During first quarter 2001, we realized substantial profit on the withdrawal and sale of natural gas inventory (valued at cost) from storage in a period of high prices. During the first quarter of 2002, we changed the method of accounting for our gas storage inventory in our Merchant Services business from the lower of cost or market to a fair value approach. This change had little impact on 2002 results, however, if applied to 2001, gross profit would have been reduced by $28.7 million.

  •
  Electricity price per MWh declined by 47% and natural gas price per Mcf declined 64% in the first quarter of 2002 as compared to 2001, which decreased both our sales and cost of sales in 2002 when compared to 2001.

  •
  Mild weather and lower volatility limited our opportunities to execute our trading strategy in 2002.

Operating Expense

        Operating expense decreased $85.1 million primarily due to lower incentive compensation expense resulting from the decline in operating results in 2002 and a change in the manner of computing incentives earned under the plan.

Other Income

        Other income increased $4.7 million due mainly to the decrease in costs associated with the Merchant Services accounts receivable sales program. The loss on the sale of receivables under the program was lower in 2002 as the commercial paper rates used to discount the receivables sold decreased from 2001. This program was terminated at the end of February 2002.

Capacity Services

        The table below summarizes the operations of our Capacity Services businesses for the three-month periods of each year.

	Three Months Ended March 31,
Dollars in millions
	2002	2001
Sales	$134.6	$343.2
Cost of sales	106.1	292.7

Gross profit	28.5	50.5

Operating expenses:
Operating expense	29.1	20.8
Depreciation and amortization expense	9.5	9.2

Total operating expenses	38.6	30.0

Other income:
Equity earnings of investments and partnerships	13.1	6.2
Other income	.2	.4

Earnings before interest and taxes (EBIT)	$3.2	$27.1

Operating Statistics:
Gas throughput volumes (MMcf/d)	377.0	418.0
Natural gas liquids produced (MBbls/d)	21.0	15.0
Natural gas liquids price per gallon	$.28	$.53
MW owned or controlled	4,721	4,107

Quarter-to-Quarter

Sales, Cost of Sales, and Gross Profit

        Sales and cost of sales for our Capacity Services operations decreased approximately 61% and 64%, respectively, in 2002 compared to 2001, resulting in a decrease in gross profit of $22.0 million. These decreases were primarily due to the following factors:

  •
  Decreases in electricity prices resulted in lower sales and cost of sales, and the lack of volatility reduced pricing opportunities, both of which decreased gross profit in our power generation business.

  •
  New generation capacity was in operation in 2002 that required monthly capacity payments totaling $9.0 million. However, sales of power from this facility are expected to occur primarily in the second and third quarters.

  •
  Natural gas liquids prices decreased 47% and throughput volumes decreased 10%, which decreased sales, cost of sales and gross profit in our gas gathering and processing business.

Operating Expense

        Operating expense increased $8.3 million due to our continued growth in our Capacity Power business and additional operating costs associated with our U.K. gas storage facility that began operations in the third quarter of 2001.

Equity in Earnings of Investments and Partnerships

        Equity in earnings of investments and partnerships increased $6.9 million due to continued strong earnings from our independent power generation projects.

INTERNATIONAL NETWORKS

        The table below summarizes the operations of our International Networks for the three-month periods of each year.

	Three Months Ended March 31,
Dollars in millions
	2002	2001
Sales	$95.4	$94.3
Cost of sales	38.4	42.3

Gross profit	57.0	52.0

Operating expenses:
Operating expense	24.0	23.9
Depreciation and amortization expense	14.1	15.7

Total operating expenses	38.1	39.6

Other income:
Equity in earnings of investments and partnerships	12.4	9.1
Other income	1.7	3.7

Earnings before interest and taxes (EBIT)	$33.0	$25.2

Operating Statistics:
Electric sales and transportation volumes (MMWh)	6,697.0	6,736.0

Quarter-to-Quarter

Sales, Cost of Sales and Gross Profit

        Sales increased $1.1 million while cost of sales decreased $3.9 million in 2002 compared to 2001. The net increase in margin of $5.0 million was primarily due to a 4.5% rate increase in our British Columbia electricity network and a rate increase pending for our Alberta electricity network. The first quarter of 2001 included sales and cost of sales associated with the Alberta retail operations that were sold in January 2001, which offset the increase in sales and resulted in the decrease in cost of sales in 2002.

Depreciation and Amortization Expense

        Depreciation and amortization expense decreased $1.6 million as the result of goodwill no longer being amortized.

Equity in Earnings of Investments and Partnerships

        Equity in earnings of investments and partnerships increased $3.3 million in 2002 compared to 2001. Our International Networks overall continued to perform well, although approximately $2.1 million of the increase in equity in earnings was due to goodwill no longer being amortized in the financial statements of our equity method investments.

Domestic Networks

        The table below summarizes the operations of our Domestic Networks for the three-month periods of each year.

	Three Months Ended March 31,
Dollars in millions
	2002	2001
Sales:
Gas	$297.3	$543.8
Electric	147.1	183.6
Non-Regulated	139.5	200.2

Total sales	583.9	927.6

Cost of sales:
Gas	200.0	442.8
Electric	73.3	95.5
Non-Regulated	117.5	180.1

Total cost of sales	390.8	718.4

Gross profit	193.1	209.2

Operating expenses:
Operating expense	125.0	108.9
Depreciation and amortization expense	35.4	41.0

Total operating expenses	160.4	149.9

Other income:
Equity in earnings of investments and partnerships	7.8	13.7
Minority interest	2.5	1.5
Other income	3.1	2.5

Earnings before interest and taxes (EBIT)	$46.1	$77.0

Operating Statistics:
Electric sales and transportation volumes (MMWh)	3,132.5	3,255.5
Gas sales and transportation volumes (Bcf)	81.9	83.8

Quarter-to-Quarter

Sales, Cost of Sales and Gross Profit

        Sales and cost of sales for the Domestic Networks businesses decreased $343.7 million and $327.6 million, respectively, in 2002 compared to 2001. These decreases were primarily due to a decrease in gas prices and mild winter weather in 2002. Gross profit decreased $16.1 million primarily as the result of the decrease in off-system sales to the Western market that were at record levels in the first quarter of 2001.

Operating Expenses

        Total operating expenses increased $10.5 million in 2002 compared to 2001. The increase was due primarily to a $13.0 million increase in compensation related expenses due to higher pension expense as overall market declines decreased earnings on plan assets, severance payments and additional long-term incentive payments. These increases were somewhat offset by a $3.4 million decrease in amortization of goodwill and a $3.5 million decrease in depreciation related to our recent Missouri electric rate case.

Equity in Earnings of Investments and Partnerships

        Equity in earnings of investments and partnerships decreased $5.9 million in 2002 compared to 2001. The decrease was primarily due to a decrease in equity earnings from our Quanta investment resulting from Quanta's lower earnings for 2002. Partially offsetting the lower earnings is approximately $2.3 million of goodwill amortization that is no longer being recorded in accordance with SFAS 142.

Regulatory Matters

        The following is a summary of our pending rate case activity:

Rate Case Designation	Type of service	Date Requested	Amount Requested (In millions)
Minnesota	Gas	8/2000	$9.8
Alberta	Electric	12/2001	$30.0

        We filed a $9.8 million Minnesota gas rate case in August 2000. The case is pending before the Minnesota Utilities Commission with an interim rate increase of approximately $5.2 million in effect at this time.

        In December 2001, we filed for an annual rate increase in Alberta of about $30 million along with an application for a performance-based rate-setting mechanism. We expect hearings to be held in September 2002.

        In June 2001, we filed for a $49.4 million increase in our Missouri electric rates. Approximately $39 million of the requested increase related to anticipated increased fuel and purchased power costs that did not materialize. In February 2002, we reached a negotiated settlement with the Commission staff and all interveners that resulted in a $4.3 million annual rate reduction.

CORPORATE AND OTHER

Quarter-To-Quarter

Earnings Before Interest and Taxes

        Earnings before interest and taxes decreased $15.9 million in 2002 when compared to the same quarter in 2001. This decrease was primarily the result of $5.9 million of foreign exchange and interest rate hedge losses relating to our planned financing structure that was not consummated in connection with the Midlands acquisition. Also impacting the current quarter were increased unallocated corporate expenses relating to our new business structure. In addition, the 2001 quarter included higher earnings on invested cash balances resulting from the March 2001 share issuance.

Interest Expense

        Interest expense and minority interest in income of partnership and trusts decreased $14.0 million in 2002 compared to 2001. Interest expense was lower primarily as a result of lower rates on variable rate short-term and long-term debt. Average short-term borrowings outstanding in 2002 were also lower as a result of the retirement of short-term debt with the proceeds of the issuance of 12.5 million shares in January 2002. In addition, we retired $100 million of company-obligated preferred securities in June 2001. These decreases were offset in part by the issuance of $287.5 million of retail bonds on February 28, 2002.

Income Tax Expense

        Income taxes decreased $53.8 million in 2002 compared to 2001 primarily as a result of lower earnings before income taxes in 2002. The first quarter 2002 income tax expense also benefited from certain regulatory adjustments confirmed by a recent regulatory proceeding and the utilization of certain net operating loss carryforwards in the United Kingdom. These adjustments have a significant impact on the 2002 effective tax rate driven by the lower earnings performance discussed earlier. We expect our effective tax rate to be between 30-34% for the remainder of 2002.

SIGNIFICANT BALANCE SHEET MOVEMENTS

        Total assets increased by $322.4 million since December 31, 2001. This increase is primarily attributable to the following:

  •
  Funds on deposit increased $119.1 million as movements in prices and open positions resulted in additional margin deposit requirements paid to our counterparties.

  •
  Accounts receivable, net decreased $45.6 million primarily due to decreases in prices and seasonal fluctuations, offset in part by the termination of the Merchant accounts receivable sales program that had a $220 million balance outstanding at December 31, 2001.

  •
  Price risk management assets decreased $23.0 million primarily due to the collection of approximately $289.2 million of current contracts outstanding at December 31, 2001, offset by changes in net positions with counterparties and changes in market prices of gas and power.

  •
  Goodwill increased $212.6 million primarily due to goodwill associated with the Merchant Services exchange offer.

  •
  Deferred charges and other assets increased $126.9 million primarily due to $26.6 million of additional collateralization payments on our turbine warehouse facility, $20.3 million of additional royalty interests in energy properties with the balance of the increase associated with regulatory and various other deferrals.

        Total liabilities decreased by $313.8 million and common shareholders' equity increased by $636.2 million since December 31, 2001. These changes are primarily attributable to the following:

  •
  Accounts payable decreased by $327.8 million primarily due to decreases in prices and seasonal fluctuations.

  •
  Price risk management liabilities increased $260.1 million primarily due to changes in net positions with counterparties and changes in market prices of gas and power.

  •
  Accrued and other current liabilities decreased $174.3 million primarily due to the payment of accrued annual and long-term incentives that were based on our record earnings in 2001.

  •
  Customer funds on deposit increased by $82.9 million as movements in prices and open positions resulted in additional margin deposit requirements received from our counterparties.

  •
  Minority interest decreased by $152.5 million primarily due to the exchange offer by which we acquired the 20% minority interest in Aquila Merchant that was owned by the public.

  •
  Short-term and long-term debt, including current maturities of long-term debt, together increased by $24.6 million due to the issuance of $287.5 million of retail bonds offset by the repayment of short-term debt with the proceeds from the issuance of additional common shares.

  •
  Common shareholders' equity increased by $636.2 million primarily as a result of the issuance of 12.6 million shares in the Merchant exchange offer and the 12.5 million shares of our stock issued in January 2002.

LIQUIDITY AND CAPITAL RESOURCES

        We believe our liquidity and capital resources are sufficient and provide adequate financial flexibility to meet our anticipated cash needs. Our operations have historically generated positive cash flow, which, along with our credit facilities and access to capital markets have provided adequate liquidity to meet our short-term and long-term cash requirements, including requirements for acquisitions. However, our continued ability to attract the necessary financial capital and maintain our investment grade credit rating is a key aspect of our over-all plan. The primary credit rating agencies are Standard & Poor's Corporation (S&P), Moody's Investor Service (Moody's) and Fitch Ratings (Fitch). S&P currently rates our corporate debt a BBB with a negative outlook. This rating places us two levels above non-investment grade. Moody's and Fitch currently rate us one level above non-investment grade. Moody's also placed our rating on negative outlook primarily due to our lower earnings for the first quarter of 2002. If our credit rating is downgraded to non-investment grade, we could be required to repay certain debt totaling $174 million and the cost of issuing debt and equity would increase. In addition, counterparties could require us to post additional margin deposits.

        Our balance sheet is stronger than it has been in years, and our interest coverage ratio (earnings before interest, taxes, depreciation and amortization, or EBITDA, divided by interest expense) was over four times for the most recent twelve-month period. However, due to the demise of Enron, the events of September 11th and the depressed economy in general, we have seen a contraction in the availability of capital for participants in the energy sector. In response to growing credit concerns, we intend to stop all future acquisition activity, except for resolution of our proxy contest with Quanta for the next 12 to 18 months. Also, we intend to sell selected assets to raise cash totaling $500 million to reduce debt balances and lower operating costs. We have implemented a project aimed at increasing EBITDA by $100 million on an annual basis through revenue enhancements or reduced expenses. As part of this project, we recently announced a plan to re-align our Domestic Networks Group resulting in a reduction of up to 500 employees that could produce savings of $30 million on an annual basis, after recognizing a restructuring charge in the second quarter of 2002. We are committed to maintaining and improving our credit rating.

        We utilize an accounts receivable sales program to efficiently manage our working capital and provide immediate liquidity. At March 31, 2002, we had $130 million available under this program, of which approximately $96.5 million had been utilized. In addition to the accounts receivable sales program and bank loans, we can issue up to $150 million of commercial paper, which is supported by our revolving credit facility. We had $140 million of commercial paper and $50 million of bank loan borrowings outstanding at March 31, 2002. We have various short-term bank facilities supporting our international operations with outstanding borrowings of $104.7 million at March 31, 2002. On April 12, 2002, we closed on a new revolving credit facility totaling $650 million that replaced a $400 million credit facility. The new credit facility consists of two $325 million agreements, one with a maturity date of 364 days, the other three years.

        Cash Flows from Operating Activities—Cash flows from operating activities were lower in the three months ended March 31, 2002 as compared to the same period in 2001 primarily due to the termination of the Merchant accounts receivable sales program. As of December 31, 2001, a total of $220 million of Merchant accounts receivable had been sold under the program. In the first quarter of 2002, we redeemed these receivables using the proceeds of the retail bond issue sold to the public. Also, impacting cash flows from operating activities was the payment of higher annual and long-term incentives based on the record earnings in 2001 and miscellaneous regulatory and other deferrals in 2002. These uses of cash were partially offset by the collection of current trading contracts in the first quarter of 2002.

        Cash Flows from Investing Activities—Cash flows from investing activities included increased capital expenditures for utility plant additions and merchant power generation construction and turbine facility collateralization payments. The sale of our Domestic Network pipeline operations generated approximately $60.9 million of cash in the first quarter of 2002.

        Cash Flows from Financing Activities—Cash flows from financing activities came primarily from our issuance of 12.5 million shares of our common stock to the public, which raised approximately $278 million in net proceeds and our issuance of $287.5 million of 7.875% retail bonds due in February 2032. Net proceeds from the stock issuance were used primarily to reduce short-term debt. Net proceeds from the bond issuance were used primarily to settle the Merchant Services accounts receivable sales program that was terminated.

Midlands Acquisition

        On May 8, 2002, we closed on our purchase from FirstEnergy Corp. of a 79.9% interest in Midlands Electricity plc, a United Kingdom electricity network. The price of this acquisition is approximately $264 million. The purchase price consists of an initial payment of $150 million, which was financed through an acquisition facility, and six equal annual payments of $19 million. Midlands is the fourth-largest regional electricity company in the United Kingdom, serving approximately 2.3 million customers through a 38,000-mile distribution network. Midlands also owns 886 megawatts of net generating capacity in the U.K and two other countries. We will also provide management and operating services to Midlands in exchange for a management fee. In connection with the acquisition, FirstEnergy has substantive participating and protective rights as the minority partner. As such, we will account for this acquisition using the equity method of accounting. FirstEnergy has the right to sell its interest in Midlands to us under certain conditions on the sixth anniversary of the closing of the transaction.

Cogentrix Acquisition

        In April 2002, we agreed to acquire privately held Cogentrix Energy, a leading independent power producer with 3,496 megawatts of net generation capacity after the sale of certain assets discussed below. The transaction includes a purchase price of $415 million for 100 percent of the common stock of Cogentrix, as well as the assumption of $355 million of recourse debt and an estimated $770 million of non-recourse project-level debt based on the most recent audited financial statements of Cogentrix. Immediately prior to our acquisition of Cogentrix, General Electric Capital Corporation (GECC) will acquire 1,026 net megawatts of Qualifying Facility power plant assets currently owned by Cogentrix in order for the plants to maintain their Qualifying Facility status under the Public Utility Regulatory Policy Act. The transaction initially will be financed with an acquisition bank facility. The acquisition is conditioned on Hart-Scott-Rodino clearance, approvals by the Federal Energy Regulatory Commission (FERC), and completion of the asset sale to GECC. We expect to close this transaction in the third quarter of 2002.

        We plan to permanently finance our Cogentrix and Midlands acquisitions with a combination of newly-issued long-term debt, common stock or other securities.

Premium Equity Participating Securities

        Our Premium Equity Participating Securities (PEPS) units totaling $250 million (units issued at $25 a unit) include a contract to purchase shares of our common stock on or before November 16, 2002, and a 7.35% trust preferred security. The contract to purchase our common stock may be satisfied by paying us $25 in cash or surrendering the trust preferred security ($25 par value) in exchange for between 1.01 to 1.17 shares of our common stock. The number of shares of common stock to be issued in satisfaction of the purchase obligation depends on our average stock price in the

20 trading days prior to November 12, 2002. At current market prices for our stock, this would result in the issuance of an additional 11.7 million shares of common stock at a price of $21.31 per share.

Certain Trading Activities

        We engage in price risk management activities for both trading and non-trading activities. Transactions carried out in connection with trading activities are accounted for under the mark-to-market method of accounting. Under this method, our energy commodity trading contracts, including physical transactions (mainly gas and power) and financial instruments, are recorded at fair value. We primarily use quoted market prices from published sources or comparable transactions in liquid markets to value our contracts. If actively quoted market prices are not available, we contact brokers and other external sources or use comparable transactions to obtain current values of our contracts. When market prices are not readily available or determinable, certain contracts are valued at fair value using an alternative approach such as model pricing. The changes in fair value of our trading contracts for the quarter ended March 31, 2002 are summarized below:

In millions	Total
Fair value of contracts outstanding at December 31, 2001	$590.9
Fair value generated during the period	80.9
Contracts realized or settled during the period—entered into in 2002	(98.1)
Contracts realized or settled during the period—entered into in prior years	(289.2)

Fair value of contracts outstanding at March 31, 2002	284.5
Long-term gas contracts	(809.2)

Total	$(524.7)

        The fair value of contracts maturing in each of the next four years and thereafter are shown below:

In millions	Total
2002	$11.4
2003	81.7
2004	64.9
2005	38.5
Thereafter (a)	88.0

Fair value of contracts outstanding at the end of the period	284.5
Long-term gas contracts	(809.2)

Total price risk management assets (liabilities)	$(524.7)

(a)
As these contracts have been significantly hedged, movement in commodity prices will have limited impact on the value provided.

Part II
Other Information

Item 1.    Legal Proceedings

        A consolidated lawsuit was filed against us in Delaware Chancery Court in connection with the recombination of Aquila with our Aquila Merchant subsidiary that occurred pursuant to an exchange offer completed in January 2002. The complaint raised allegations concerning the lack of independent members on the board of directors of Aquila Merchant to evaluate the terms of the exchange offer on behalf of the public shareholders of Aquila Merchant. The plaintiff's claims for equitable relief were denied by the Delaware Chancery Court in January 2002 and there has been no further activity with the lawsuit. Persons holding certificates formerly representing approximately 1.8 million shares of Aquila Merchant common stock are pursuing their appraisal rights in connection with the recombination. We do not believe that either of these actions will have an outcome materially adverse to us.

        On April 26, 2002, a lawsuit was filed against us in the United States District Court for the Western District of Missouri on behalf of a purported class of plaintiffs that purchased stock of Aquila Merchant during the time it was a public company in 2001. The complaint raises misrepresentation allegations mirroring those raised in the Delaware Chancery Court concerning the lack of independent members on the board of directors to evaluate the recombination of Aquila and Aquila Merchant. We are preparing a response to the complaint, but do not believe this action will have an outcome materially adverse to us.

        On February 19, 2002, we filed a suit in United States District Court for the District of Nebraska seeking a declaratory judgment against subsidiaries of the Chubb Insurance Group regarding certain indemnity agreements we have with them. These agreements relate to surety bonds issued to support our obligations under certain long-term gas supply contracts. The maximum amount that the insurance company could be required to pay under the surety bonds is approximately $568 million. Notwithstanding our continued performance under the gas supply agreements and strong financial position, Chubb has demanded that we replace it as the surety or, alternatively, post collateral to secure all of its obligations under the agreements. If the insurance company were to prevail this would have a material adverse impact on our liquidity and financial position. However, we believe there is no merit to the insurance company's position given our full compliance with the related gas supply contracts, and that the court will agree with our interpretation of the indemnity agreements.

Item 6.    Exhibits and Reports on Form 8-K

(a)  List of Exhibits:

Exhibit No.	Description
10(a)(1)*	2002 Omnibus Incentive Compensation Plan. (Filed with the Company's Definitive Proxy Statement filed on March 15, 2002.)
18	Letter from Arthur Andersen LLP re change in accounting principles.

  *
  Incorporated by reference as indicated pursuant to Rule 12(b)-23.

(b)  Report on Form 8-K

        We filed Current Reports on Form 8-K during the quarter ended March 31, 2002 as follows:

Date Filed	Item No.
February 25, 2002	Items 5 and 7—Consolidated financial statements, footnotes and financial review of Aquila, Inc.
February 27, 2002	Item 5—Announcement of change in credit rating. Item 7—Form of First Supplemental Indenture in support of the issuance of retail bonds.
March 15, 2002	Item 5—Change in legal name and trading symbols of publicly traded securities.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUILA, INC.
By:	/s/ DAN STREEK Dan Streek Chief Financial Officer
Signing on behalf of the registrant and as principal financial and accounting officer
Date: May 15, 2002

QuickLinks

  Part I. Financial Information
  Item 1. Financial Statements
Consolidated Condensed Statements of Income
Consolidated Condensed Balance Sheets
Consolidated Condensed Statements of Comprehensive Income
Consolidated Condensed Statements of Common Shareholders' Equity
Consolidated Condensed Statements of Cash Flows
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Part II Other Information
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
Signatures