Form 10-K/A
period 2001-12-31
AQUILA  INC
filed 2002-08-14
CIK 66960

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

Title	Outstanding (at March 15, 2002)
Common Stock, par value $1.00 per share	141,623,395

INDEX

		Page
Item 8	Financial Statements and Supplementary Data	3
Part 4
Item 14	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	48
Index to Exhibits		48
Signatures		49

[This page has been intentionally left blank]

Item 8. Financial Statements and Supplementary Data

Consolidated Statements of Income

	Year Ended December 31,
	2001	2000	1999
	In millions, except per share
Sales:
Natural Gas—non regulated	$19,834.2	$16,783.0	$8,540.5
Electricity—non regulated	17,582.6	9,459.7	7,966.9
Natural Gas—regulated	964.3	826.5	638.2
Electricity—regulated	1,099.8	1,208.1	983.8
Other—non regulated	895.9	697.6	492.1

Total sales	40,376.8	28,974.9	18,621.5

Cost of sales:
Natural Gas—non regulated	19,275.8	16,394.3	8,454.7
Electricity—non regulated	17,313.9	9,327.8	7,958.9
Natural Gas—regulated	720.1	565.7	380.8
Electricity—regulated	497.5	690.5	411.7
Other—non regulated	781.5	567.9	258.6

Total cost of sales	38,588.8	27,546.2	17,464.7

Gross profit	1,788.0	1,428.7	1,156.8

Operating expenses:
Operating and maintenance expense	1,006.5	844.3	635.3
Depreciation and amortization expense	272.9	225.0	193.7
Impairments and other charges	94.8	27.2	—

Total operating expenses	1,374.2	1,096.5	829.0

Equity in earnings of investments	122.8	115.5	69.5
Minority interest in income of subsidiaries	(20.1)	(1.4)	(11.5)
Gain on sale of subsidiary stock	110.8	44.0	—
Other income	77.4	49.7	28.2

Earnings before interest and taxes	704.7	540.0	414.0

Interest expense:
Interest expense—long-term debt	182.4	166.2	160.9
Interest expense—short-term debt	12.2	17.9	9.3
Minority interest in income of partnership and trust	28.5	30.9	15.1

Total interest expense	223.1	215.0	185.3

Earnings before income taxes	481.6	325.0	228.7
Income tax expense	202.2	118.2	68.2

Net Income and Earnings Available for Common Shares	$279.4	$206.8	$160.5

Weighted Average Common Shares Outstanding:
Basic	112.10	93.05	91.47
Diluted	115.71	93.75	92.11

Earnings Per Common Share:
Basic	$2.49	$2.22	$1.75
Diluted	2.42	2.21	1.75

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

	December 31,
	2001	2000
	Dollars in millions
Assets
Current assets:
Cash and cash equivalents	$262.9	$392.6
Funds on deposit	168.2	154.3
Accounts receivable, net	2,926.8	4,485.4
Inventories and supplies	304.2	195.2
Price risk management assets	824.4	1,454.3
Prepayments and other	320.9	185.1

Total current assets	4,807.4	6,866.9

Property, plant and equipment, net	3,412.0	3,135.1
Investments in unconsolidated subsidiaries and partnerships	2,145.0	2,018.4
Price risk management assets	436.5	744.5
Merchant notes receivable	415.6	313.2
Deferred charges and other assets	731.8	948.8

Total Assets	$11,948.3	$14,026.9

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt and company-obligated preferred securities	$679.1	$51.7
Short-term debt	548.6	501.0
Accounts payable	3,212.8	4,850.8
Accrued and other current liabilities	542.0	521.3
Price risk management liabilities	573.2	1,296.9
Customer funds on deposit	122.0	369.4

Total current liabilities	5,677.7	7,591.1

Long-term liabilities:
Long-term debt, net	1,747.9	2,345.9
Deferred income taxes and credits	347.8	362.0
Price risk management liabilities	929.3	1,252.4
Minority interests	157.6	18.1
Deferred credits	286.4	207.8

Total long-term liabilities	3,469.0	4,186.2

Company-obligated preferred securities	250.0	450.0
Common shareholders' equity	2,551.6	1,799.6

Total Liabilities and Shareholders' Equity	$11,948.3	$14,026.9

See accompanying notes to consolidated financial statements.

Consolidated Statements of Common Shareholders' Equity

	Year Ended December 31,
	2001	2000	1999
	Dollars in millions, except per share
Common Stock: authorized 400,000,000 at December 31, 2001 and 200,000,000 shares at December 31, 2000 and 1999, par value $1 per share, 115,941,120 shares issued at December 31, 2001 (100,350,977 at December 31, 2000 and 93,605,700 at December 31, 1999); authorized 20,000,000 shares of Class A common stock, par value $1 per share, none issued
Balance beginning of year	$100.4	$93.6	$93.6
Issuance of shares to acquire St. Joseph Light & Power	—	6.6	—
Issuance of shares in public offering	11.5	—	—
Issuance of shares under compensation arrangements	4.0	.2	—

Balance end of year	115.9	100.4	93.6

Premium on Capital Stock:
Balance beginning of year	1,405.7	1,226.5	1,253.5
Issuance of shares to acquire St. Joseph Light & Power	—	183.7	—
Issuance of shares in public offering	321.1	—	—
Issuance of subsidiary common stock	211.6	—	—
Issuance of shares under compensation arrangements	108.6	(4.5)	(27.0)

Balance end of year	2,047.0	1,405.7	1,226.5

Retained Earnings:
Balance beginning of year	334.5	239.3	190.0
Net income	279.4	206.8	160.5
Dividends on common stock, $1.20 per share	(134.6)	(111.6)	(111.2)

Balance end of year	479.3	334.5	239.3

Treasury stock, at cost (447 shares at December 31, 2001, 40,441 shares at December 31, 2000, and 282,233 shares at December 31, 1999)	—	(.8)	(5.4)
Accumulated other comprehensive losses	(90.6)	(40.2)	(28.6)

Total Common Shareholders' Equity	$2,551.6	$1,799.6	$1,525.4

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2001	2000	1999
	Dollars in millions
Net Income	$279.4	$206.8	$160.5
Unrealized translation adjustments, net	(51.3)	(42.2)	9.0
Unrealized cash flow hedges	.9	—	—

Comprehensive Income	$229.0	$164.6	$169.5

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2001	2000	1999
	Dollars in millions
Cash Flows From Operating Activities:
Net income	$279.4	$206.8	$160.5
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization expense	272.9	225.0	193.7
Gain on sale of subsidiary stock	(110.8)	(44.0)	—
Impairments and other charges	94.8	27.2	—
Net changes in price risk management assets and liabilities	(109.0)	178.9	185.7
Deferred income taxes and investment tax credits	(29.7)	(111.0)	(8.0)
Equity in earnings of investments	(122.8)	(115.5)	(69.5)
Dividends and fees from investments	57.0	74.4	33.9
Minority interests in income of subsidiaries	20.1	1.4	11.5
Changes in certain assets and liabilities, net of effects of acquisitions:
Funds on deposit, net	(261.3)	255.4	(33.9)
Accounts receivable/payable, net	(59.7)	(21.9)	128.2
Inventories and supplies	(109.0)	83.4	(30.9)
Prepayments and other	(55.3)	(73.8)	(3.6)
Deferred charges and other assets	165.8	(224.5)	25.2
Accrued liabilities	84.5	348.8	31.7
Deferred credits	15.2	43.2	(50.8)
Other	19.2	(63.9)	26.7

Cash provided from operating activities	112.9	789.9	600.4

Cash Flows From Investing Activities:
Additions to utility plant	(252.4)	(138.7)	(129.3)
Merchant capital expenditures	(273.6)	(56.1)	(108.9)
Increases in merchant notes receivable	(102.4)	(133.9)	(159.2)
Investments in international businesses	(105.6)	(725.2)	(485.0)
Investments in domestic businesses	(106.5)	(640.6)	(421.6)
Cash proceeds on sale of subsidiary stock	129.9	—	—
Sales of assets and partnership investment	—	—	159.0
Other	(65.1)	(34.9)	(125.4)

Cash used for investing activities	(775.7)	(1,729.4)	(1,270.4)

Cash Flows From Financing Activities:
Issuance of common stock	332.6	5.8	—
Issuance of subsidiary common stock	315.4	—	—
Issuance (retirement) of company-obligated preferred securities	(100.0)	100.0	250.0
Issuance of long-term debt	612.4	973.9	986.0
Retirement of long-term debt	(624.1)	(309.7)	(384.5)
Short-term borrowings, net	47.6	454.3	13.2
Cash dividends paid	(134.6)	(111.6)	(111.2)
Other	83.8	(5.5)	20.8

Cash provided from financing activities	533.1	1,107.2	774.3

Increase (decrease) in cash and cash equivalents	(129.7)	167.7	104.3
Cash and cash equivalents at beginning of year	392.6	224.9	120.6

Cash and Cash Equivalents at End of Year	$262.9	$392.6	$224.9

Supplemental cash flow information:
Interest paid, net of amount capitalized	$236.0	$215.4	$167.7
Income taxes paid	241.5	60.2	76.8

Liabilities assumed in acquisitions:
Fair value of assets acquired	$—	$2,229.2	$898.9
Cash paid for acquisitions	—	(1,421.9)	(898.9)
Stock issued for acquisitions	—	(190.2)	—

Liabilities assumed	$—	$617.1	$—

See accompanying notes to consolidated financial statements.

Note 1: Summary of Significant Accounting Policies

        Aquila, Inc. (Aquila), formerly UtiliCorp United Inc., is an international energy and energy solutions provider headquartered in Kansas City, Missouri. We operate in two business groups, Merchant Services and the Global Networks Group, with four financial reporting segments. In Merchant Services, we conduct our business through two segments, Wholesale Services and Capacity Services, while our Global Networks Group is comprised of our International Networks and Domestic Networks segments.

        Our Merchant business operates as Aquila Merchant Services, Inc. (Aquila Merchant), which markets natural gas, electricity and other commodities throughout North America and Western Europe through its Wholesale Services business segment, which also includes our capital services business. Through its Capacity Services business segment, it also gathers, transports, stores and processes natural gas and gas liquids, and owns, operates or controls power plants. In 1999, 2000 and through April 2001, we owned 100% of Aquila Merchant. In April 2001, approximately 20% of Aquila Merchant's ownership was sold to the public. In January 2002, we acquired the outstanding public shares of Aquila Merchant in an exchange offer and merger. Aquila Merchant was consolidated in each year with a minority interest reflected in 2001.

        The main activity of International Networks is operating foreign businesses that distribute and transmit electricity and natural gas to retail and wholesale customers. Our Canadian electric generation facilities supply electricity, primarily for our own distribution systems. International Networks operates in two Canadian provinces, New Zealand and Australia.

        Our Domestic Networks segment operates domestic businesses that distribute and transmit electricity and natural gas to retail and wholesale customers in seven states. Our electric generation facilities supply electricity, primarily for our own distribution systems in three states. However, we also sell to outside service areas. Domestic Networks also includes our communications business, which is rolling out comprehensive communications services in mid-sized and smaller communities in the Kansas City metropolitan area, and our investment in Quanta Services, Inc. (Quanta), a field services firm based in Houston, Texas. Quanta provides specialized construction and maintenance services to the utility, telecommunications and cable television industries.

        In March 2002, we changed our name from UtiliCorp United Inc. to Aquila, Inc. to reflect our embracing of the merchant business.

Use of Estimates

        We prepared these financial statements in conformity with accounting principles generally accepted in the United States. We made certain estimates and assumptions that affect the reported amounts of assets and liabilities. Our estimates and assumptions affect the disclosure of contingent assets and liabilities in this report and reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

        Our consolidated financial statements include all of Aquila's operating divisions and majority-owned subsidiaries for which we maintain controlling interests. We use equity accounting for investments in which we have significant influence but do not control. In certain investments we have granted substantive participating and protective rights to our partners, in accordance with Emerging Issues Task Force Issue No. 96-16, which does not allow us to control those investments. We eliminate significant inter-company accounts and transactions.

Issuances of Subsidiary Stock

        In accordance with SAB No. 51, we record the difference between the carrying amount of the parent's investment in a subsidiary and the underlying net book value of the subsidiary, after the subsidiary stock issuance, as a gain or loss in our consolidated financial statements.

Property, Plant and Equipment

        We show property, plant and equipment at cost. We expense repair and maintenance costs as incurred or as provided for by regulatory order. Depreciation is provided on a straight-line basis over the estimated lives of the assets. When regulated property is replaced, removed or abandoned, its cost, together with the costs of removal less salvage, is charged to accumulated depreciation. See Note 7.

Goodwill

        We have recorded goodwill, representing the excess of the cost of acquisitions over the fair value of the related net assets at the dates of acquisition, of $802.8 million, less accumulated amortization of $52.2 million as of December 31, 2001. We amortize goodwill on the straight-line method over periods of 40 years or less. Amortization expense for the years ended December 31, 2001, 2000 and 1999 was (in millions) $22.4, $13.3 and $4.1, respectively.

Sales Recognition

        We recognize sales as products and services are delivered, except for trading and energy marketing activities. Transactions carried out in connection with trading activities are accounted for under the mark-to-market method of accounting. Under this method, our energy commodity trading contracts, including both physical transactions and financial instruments, are recorded at fair value and shown on the consolidated balance sheets as "Price Risk Management Assets" and "Price Risk Management Liabilities." As part of the valuation of our portfolio, we value our credit risks associated with the financial condition of counterparties and the time value of money. We primarily use quoted market prices from published sources or comparable transactions in liquid markets to value our contracts. If actively quoted market prices are not readily available, we contact brokers or other external sources or use comparable transactions to obtain current values of our contracts. When market prices are not readily available or determinable, certain contracts are valued at fair value using an alternate approach such as model pricing. The market prices or fair values used in determining the value of our portfolio are our best estimates utilizing information such as closing exchange rates, over-the-counter quotes, historical volatility and the potential impact on market prices of liquidating our positions in an orderly manner over a reasonable period of time under current market conditions. When the portfolio market value changes (primarily due to the effect of price changes, newly originated transactions and the settlement of existing transactions), the change is recognized as a gain or loss in the period of change. We record the resulting unrealized gains or losses as price risk management assets and liabilities.

Weather Derivatives

        As part of our Wholesale trading business we enter into weather derivative contracts. We account for our weather derivatives in accordance with Emerging Issues Task Force Consensus No. 99-2, "Accounting for Weather Derivatives" (EITF No. 99-2). This standard requires that weather derivatives entered into for trading or speculative activities be accounted for at fair value, with subsequent changes in fair value reported in earnings.

        Our utility business also uses weather derivatives to offset inherent weather risks. We do not use weather derivatives for trading and speculative purposes in our utility business. Our regulated utility business accounts for weather derivatives in accordance with EITF No. 99-2, which requires the use of the intrinsic value method for these types of transactions.

Funds on Deposit

        Funds that our Aquila Merchant business has on deposit with counterparties consist primarily of margin requirements related to commodity swap and futures contracts. Pursuant to individual contract terms with counterparties, deposit amounts required vary with changes in market prices, credit provisions and various other factors. Interest is earned on most funds on deposit. We also hold funds on deposit from counterparties in the same manner.

Accounts Receivable Sales Programs

        We sell trade receivables in connection with our accounts receivable sales program and account for these sales in accordance with SFAS 140. We receive a fee for the servicing of those receivables sold. The loss on the sale of the receivables is based on their relative fair value at the date of the transfer. We generally estimate fair value based on the present value of future expected cash flows, using our best estimate of the key assumptions, including credit losses, forward yield curves and discount rates commensurate with the risks involved.

Inventories

        Our inventories consist primarily of natural gas in storage, coal and materials and supplies valued at the lower of weighted average cost or market.

Development Activity

        We incur project-related development costs. These include costs of feasibility studies, bid preparation, permitting, licensing and contract negotiations that are expensed as incurred until the project is deemed to be probable. At that point, we expense or capitalize the costs based on their nature. These costs may be recoverable through partners in the projects or other third parties, or classified as investment and recovered through future project cash flows. Accumulated capitalized costs for project development are expensed during the period in which we determine it is probable the costs will not be recovered.

Income Taxes

        We use the liability method to reflect income taxes on our financial statements. To estimate deferred tax assets and liabilities, we apply current tax regulations at the end of a reporting period to the cumulative temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. We amortize deferred investment tax credits over the lives of the related properties.

Cash Equivalents and Cash Flow Information

        Cash includes cash in banks and temporary investments with an original maturity of three months or less. As of December 31, 2001, 2000, and 1999, our cash held in foreign countries was $93.7 million, $198.3 million, and $46.6 million, respectively.

Earnings Per Common Share

        The table below shows how we calculated diluted earnings per share and diluted shares outstanding. Basic earnings per share and basic weighted average shares are the starting point in calculating the dilutive measures. To calculate basic earnings per share, divide earnings available for common shares by weighted average shares outstanding without adjusting for dilutive items. Diluted earnings per share is calculated by dividing earnings available for common shares after assumed conversion of dilutive securities by weighted average shares outstanding adjusted for the effect of dilutive securities.

	2001	2000	1999
	in millions, except per share
Earnings available for common shares	$279.4	$206.8	$160.5
Convertible bonds	.2	.2	.2

Earnings available for common shares after assumed conversion of dilutive securities	$279.6	$207.0	$160.7

Earnings per share:
Basic	$2.49	$2.22	$1.75
Diluted	2.42	2.21	1.75
Weighted average number of common shares used in basic earnings per share	112.10	93.05	91.47
Effect of dilutive securities:
Stock options and restricted stock	1.46	.42	.32
Convertible bonds	.24	.28	.32
Company-obligated preferred securities	1.91	—	—

Weighted number of common shares and dilutive common stock used in diluted earnings per share	115.71	93.75	92.11

Currency Adjustments

        For income statements items, we translate the financial statements of our foreign subsidiaries and operations into U.S. dollars using the average exchange rate during the period. For balance sheet items, we use the year-end exchange rate. When translating foreign currency-based assets and liabilities to U.S. dollars, we show any differences between accounts as unrealized translation adjustments in common shareholders' equity. Currency transaction gains or losses on transactions executed in a currency other than the functional currency are recorded in income.

Reclassifications

        Certain prior year amounts in the consolidated financial statements have been reclassified where necessary to conform to the 2001 presentation.

Note 2: Price Risk Management

A. Commodity Trading Activities:

Price Risk Management Activities

        We trade energy commodity contracts daily. Our trading activities attempt to match our portfolio of physical and financial contracts to current or anticipated market conditions. Within the trading portfolio, we take certain positions to hedge physical sale or purchase contracts and we take certain positions to take advantage of market trends and conditions. We record most energy contracts—both physical and financial—at fair value. Changes in value are reflected in the consolidated statement of income. We use all forms of financial instruments, including futures, forwards, swaps and options. Each type of financial instrument involves different risks. We believe financial instruments help us manage our contractual commitments, reduce our exposure to changes in cash market prices and take advantage of selected arbitrage opportunities. We refer to these transactions as price risk management activities.

Market Risk

        Our price risk management activities involve offering fixed price commitments into the future. The contractual amounts and terms of these financial instruments at December 31, 2001 and 2000, are below:

	December 31, 2001
	Fixed Price Payor	Fixed Price Receiver	Maximum Term in Years
	Dollars in millions
Energy Commodities:
Natural gas (trillion Btu's)	6,233	5,350	11
Electricity (megawatt-hours)	31,271,408	34,002,676	7
Crude oil (barrels)	9,421,662	7,794,800	3
Natural gas liquids (barrels)	8,902,000	11,364,000	2
Coal (tons)	69,750	153,450	1

Financial Products:
Interest rate instruments	$2,047	$4,532	9

	December 31, 2000
	Fixed Price Payor	Fixed Price Receiver	Maximum Term in Years
	Dollars in millions
Energy Commodities:
Natural gas (trillion Btu's)	5,700	4,533	12
Electricity (megawatt-hours)	9,820,208	14,068,008	5
Crude oil (barrels)	5,200,219	5,219,800	4

Financial Products:
Interest rate instruments	$1,127	$4,884	10

        Although we generally attempt to balance our physical and financial contracts in terms of quantities and contract performance, net open positions typically exist. We will at times create a net open position or allow a net open position to continue when we believe that future price movements will increase the portfolio's value. To the extent we have an open position, we are exposed to fluctuating market prices that may adversely impact our financial position or results from operations.

Market Valuation

        The prices we use to value price risk management activities reflect our best estimate of fair values considering various factors, including closing exchange and over-the-counter quotations, time value of money and price volatility factors underlying the commitments. We adjust prices to reflect the potential impact of liquidating our position in an orderly manner over a reasonable period of time under present market conditions.

        We consider a number of risks and costs associated with the future contractual commitments included in our energy portfolio, including credit risks associated with the financial condition of counterparties and the time value of money. The value of all forward contracts is discounted to December 31, 2001, using market interest rates for the contract term adjusted for our credit rating or the credit of the counterparty. We continuously monitor the portfolio and value it daily based on present market conditions. The following table displays the fair values of energy transactions at December 31, 2001, and the average value for the year ended December 31, 2001:

	Price Risk Management Assets		Price Risk Management Liabilities
	Average Value	December 31, 2001	Average Value	December 31, 2001
	Dollars in millions
Natural gas	$1,237.4	$984.4	$1,652.9	$1,274.5
Electricity	357.0	208.3	276.8	197.9
Coal	44.0	46.5	33.6	21.1
Other	36.1	21.7	19.2	9.0

Total	$1,674.5	$1,260.9	$1,982.5	$1,502.5

        Future changes in our creditworthiness and the creditworthiness of our counterparties affect the value of our portfolio. We adjust the value of contracts and set dollar limits with counterparties based on our assessment of their credit quality.

        The value of price risk management assets is concentrated in five contracts representing 25% of the total asset value of the portfolio. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, since the counterparties may be similarly affected by changes in economic, regulatory or other conditions.

        In 1997 through 2000, we were paid in advance on certain contracts with natural gas purchasing agents to deliver gas to municipal utilities they represent over the subsequent 10 to 12 years. In 2000 and 1999, we received $444 million and $250 million, respectively. Included in price risk management liabilities is $832.5 million of these advance payments. These contracts are settled monthly through the physical delivery of gas. We have hedged our exposure to changes in gas prices related to these contracts. These contracts mature as follows (in millions): $79.7 in 2002, $81.5 in 2003, $85.1 in 2004, $87.8 in 2005, $91.2 in 2006 and $407.2 from 2007 through 2012.

B. Non-Trading Activities

        We use derivative financial instruments primarily to reduce our exposure to adverse fluctuations in interest rates, foreign exchange rates, commodity prices and other market risks. When we enter into a financial instrument, we formally designate and document the instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Because of the high degree of correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposures being hedged. We record derivatives in the consolidated balance sheets at fair value in either Price Risk Management Assets or Liabilities and in Other Comprehensive Income (OCI). The fair values of derivatives used to hedge or modify our risks fluctuate over time. These fair value amounts should not be viewed in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions and the overall reduction in our risk relating to adverse fluctuations in foreign exchange rates, interest rates, commodity prices and other market factors. In addition, the net income effect resulting from our derivative instruments is recorded in the same line item within the consolidated statements of income as the underlying exposure being hedged. We also formally assess, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposures. Any ineffective portion of a financial instrument's change in fair value is immediately recognized in net income.

Interest Rate Management

        Our long-term debt contains a combination of fixed and variable rate instruments. Our policy is to fix the future cash flows related to this debt within defined parameters. To accomplish this we use floating to fixed rate swaps. These swaps related to debt with a principal amount of $199.6 million and had maturities ranging from less than one year to four years at December 31, 2001. Interest rate swap agreements, which meet the hedge criterion required under Statement of Financial Accounting Standards (SFAS) No. 133 for cash flow hedges, are accounted for as such.

Foreign Currency Management

        We use foreign currency hedging to reduce the risk that our eventual inflows or outflows of net U.S. dollar cash resulting from inter-company financing transactions outside the U.S. will be adversely affected by changes in exchange rates. We also enter into forward exchange contracts and swaps to hedge certain anticipated cash flows denominated in foreign currencies. These contracts, designated as cash flow hedges, had maturities of one year or less on December 31, 2001.

Accounting for Hedging Activities

        Effective January 1, 2001, we adopted SFAS No. 133 as amended, which requires us to recognize all derivative instruments on the balance sheet at fair value. It also establishes new accounting rules for hedging instruments, which depend on the nature of the hedge relationship. The adoption of SFAS No. 133 resulted in our recording transition adjustments to recognize derivative instruments at fair value and to recognize the ineffective portion of the change in the fair value of derivatives. The cumulative effect of these transition adjustments at January 1, 2001, was a reduction to OCI of approximately $4.5 million ($2.7 million net of tax). The reduction in OCI was related to cash flow hedges of forecasted foreign currency transactions, future natural gas liquids production and variable interest rate obligations. The effect on net income was not significant.

        We recorded a $3.6 million increase to OCI in 2001, net of both income taxes and reclassifications to earnings. This will generally offset future cash flow losses relating to the underlying exposures being hedged. We estimate that we will reclassify gains into earnings during the next 12 months approximating $1.7 million from the net amount recorded in OCI as of December 31, 2001. We did not discontinue any fair value or cash flow hedge relationships during the year ended December 31, 2001. As of December 31, 2001, the fair value of cash flow hedges was $1.5 million ($.9 million net of tax). The effect on net income was not significant.

Note 3: New Accounting Standards

Business Combinations

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. It prohibits the pooling-of-interests method. SFAS 141 also requires certain additional disclosures regarding material business combinations. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

Goodwill and Other Intangible Assets

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that, beginning on January 1, 2002, goodwill no longer be amortized against earnings. Rather, this statement requires that goodwill be tested no less than annually for impairment, and if impaired, be written off against earnings at that time.

        During the year ended December 31, 2001, we finalized purchase price allocations related to the acquisitions of TransAlta's Alberta electricity distribution business and St. Joseph Light & Power Company that resulted in the reclassification of approximately $284 million of additional goodwill from Property, Plant and Equipment. We estimate the adoption of this standard will reduce annual amortization by approximately $22.4 million on approximately $750.6 million of goodwill. Additionally, we expect this new standard will increase equity in earnings of investments by approximately $18 million because those underlying investments currently have goodwill and identified intangibles with indefinite lives on their balance sheets. We are currently evaluating the impact the new standard and its impairment testing could have on our financial position and results of operations.

Asset Retirement Obligations

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred. When the liability is initially recorded, the entity will capitalize the estimated cost by increasing the carrying amount of the related long-lived asset. The liability will be accreted to its present value each subsequent period and the capitalized cost will be depreciated over the useful life of the related asset. Upon settlement of the liability, the company will record a gain or loss for the difference between the settled liability and the recorded amount. This standard will become effective for us on January 1, 2003. Earlier application is encouraged. We are in the process of assessing how adopting this standard will affect our financial position and results of operations.

Impairment or Disposal of Long-Lived Assets

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This standard retains the provisions of SFAS 121 regarding the impairment of long-lived assets to be held and used. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. It requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

Note 4: Investments in Unconsolidated Subsidiaries and Partnerships

        Our consolidated balance sheets contain various equity investments as shown in the table below. The table below summarizes our investments, including shareholder loans, and related equity earnings:

			Investment at December 31,		Equity Earnings Year Ended December 31,
	Effective Ownership at 12/31/01
		Country	2001	2000	2001	2000	1999
	Dollars in millions
United Energy Limited	34.0%	Australia	$218.8	$239.5	$16.5	$19.8	$28.0
Multinet	25.5%	Australia	222.8	168.6	6.5	10.4	(6.9)
AlintaGas Limited	22.5%	Australia	87.9	69.4	8.1	.1	—
UnitedNetworks Ltd.	55.5%	New Zealand	386.7	374.9	30.4	13.9	—
Independent power project partnerships	17%-50%	U.S. & Jamaica	312.5	310.4	28.9	18.7	34.0
Oasis Pipe Line Company	50%	United States	99.4	97.5	3.5	(.3)	.6
Quanta Services, Inc.	38%	United States	773.6	711.9	30.6	53.7	13.2
Other	Various		43.3	46.2	(1.7)	(.8)	.6

Total			$2,145.0	$2,018.4	$122.8	$115.5	$69.5

        Our investments include our 34% ownership interest in United Energy Limited (UEL), an electricity distribution company in Melbourne, Australia. UEL also owns a 66% interest in Uecomm Ltd., a communications business, a 25% interest in Pulse Energy Ltd., a retail electricity and gas company, and a 22.5% interest in AlintaGas Limited, a gas utility in Western Australia. In addition to equity earnings in 2000, we recorded a $44 million gain on the Uecomm initial public offering. In 2001, UEL recognized charges totaling $4.9 million related to its investment in Uecomm and Pulse that we classified in Impairments and Other Charges. See Note 8.

        On March 12, 1999, we acquired a 25.5% interest in Multinet, a natural gas network in Melbourne, Australia. Multinet also owns a 25% interest in Pulse. In December 2001, we advanced an additional $81.9 million in the form of a loan to enable Multinet to repay certain external debt. In 2001, we recognized charges totaling $6.6 million related to our investment in Multinet and Pulse that we classified in Impairments and Other Charges. See Note 8. While this operation has incurred operating losses we do not believe that this investment is impaired.

        On October 17, 2000, we and UEL purchased a 45% interest in AlintaGas for $166 million. Our 22.5% interest is reflected as an equity investment with the remaining 22.5% reflected as part of our interest in UEL.

        On June 30, 2000, we sold a portion of our New Zealand investment to a private equity investor (minority shareholder) that reduced our effective ownership in UnitedNetworks to approximately 62%. In connection with the transaction we granted the minority shareholder substantive participating and protective rights. These rights include: the right to enforce 50% board representation at all times; super majority rights require 80% vote of the board and shareholders regarding disposals, capital expenditures, guarantees, securities issuances, amendments to by-laws, mergers and acquisitions, dividends and dissolution; and simple majority rights require 51% vote regarding employment contracts, business plan and financial budget approval, disposal of property or investments, material capital expenditures, legal proceedings, tax claims and appointment of the chairman of the board. We therefore no longer consolidate these operations for financial statement purposes. Our New Zealand investments were reflected on a consolidated basis from October 1998 to June 2000. On April 9, 2001, additional shares of UnitedNetworks Ltd. were sold, reducing our effective interest in UnitedNetworks to 55.5%. A $5.8 million pretax gain was recognized on this transaction. The minority shareholder has the ability in June 2003 and under certain circumstances to sell (or "put") its interest to us for approximately $33 million. See Note 17 for further discussion.

        We own interests in 14 independent power projects located in eight states and Jamaica. These investments are aggregated because individual investments are not significant. In 1999, our partner in a power project exercised an option to purchase our interest in the project. We received $83.8 million and recognized a gain of $7.1 million.

        We acquired a 35% interest in Oasis Pipe Line Company, a natural gas pipeline in Texas, in 1996. In December 2000 we obtained an additional 15% interest in Oasis, bringing our total ownership interest to 50%. At December 31, 2001, the unamortized excess of our Oasis investment over our interest in the underlying net assets of Oasis was approximately $73.3 million.

        In 2001, 2000 and 1999, we acquired voting convertible preferred and common stock of Quanta Services, Inc. (Quanta) for approximately $40 million, $360 million and $319 million, respectively. Our fully converted beneficial voting interest in Quanta is approximately 38%. Quanta paid us management advisory fees of $36.2 million and $7.6 million for 2000 and 1999, respectively. The management fee agreement was terminated in December 2000. We used Quanta as a construction contractor in our utility and communications businesses. These services were contracted under competitive bids at Quanta's standard rates for comparable services. The cost of such services was $35.9 million and $18.2 million in 2001 and 2000, respectively. At December 31, 2001, the unamortized excess of our Quanta investment over our interest in the underlying net assets of Quanta was approximately $328.0 million. Our cost basis in our Quanta investment is approximately $26.45 per share and is above Quanta's trading price of $15.43 per share as of December 31, 2001. We believe this is temporary and are confident in the long-term potential of our investment in Quanta.

        We evaluate the carrying value of our equity method investments periodically or when there are specific indications of potential impairment, such as continuing operating losses or a substantial decline in market price if publicly traded. In assessing these investments, we consider the following factors, among others, relating to the investment: financial performance and near-term prospects of the company, condition and prospects of the industry and our investment intent.

        Following is the summarized financial information for Quanta Services, Inc.:

	December 31,
	2001	2000
	In millions
Assets:
Current assets	$577.1	$600.2
Non-current assets	1,465.8	1,271.7

Total Assets	$2,042.9	$1,871.9

Liabilities and Equity:
Current liabilities	$241.5	$246.5
Non-current liabilities	594.6	556.4
Equity	1,206.8	1,069.0

Total Liabilities and Equity	$2,042.9	$1,871.9

	Year Ended December 31,
	2001	2000	1999
	In millions
Operating Results:
Sales	$2,014.9	$1,793.3	$925.7
Costs and expenses	1,930.1	1,688.5	872.0

Net Income	$84.8	$104.8	$53.7

        Following is the summarized financial information for United Energy Limited:

	December 31,
	2001	2000
	In millions
Assets:
Current assets	$80.4	$159.8
Non-current assets	1,072.1	1,030.7

Total Assets	$1,152.5	$1,190.5

Liabilities and Equity:
Current liabilities	$208.1	$222.7
Non-current liabilities	458.6	435.0
Equity	485.8	532.8

Total Liabilities and Equity	$1,152.5	$1,190.5

	Year Ended December 31,
	2001	2000	1999
	In millions
Operating Results:
Sales	$249.6	$710.5	$491.2
Costs and expenses	229.3	635.3	429.8

Net Income	$20.3	$75.2	$61.4

  Following is the summarized financial information for our other unconsolidated material equity investments. These investments consist of Multinet, AlintaGas Limited, UnitedNetworks Ltd,

  independent power project partnerships and Oasis Pipe Line Company for the applicable years in which they were equity investments.

	December 31,
	2001	2000
	In millions
Assets:
Current assets	$428.5	$365.0
Non-current assets	3,569.9	3,942.5

Total Assets	$3,998.4	$4,307.5

Liabilities and Equity:
Current liabilities	$296.1	$229.5
Non-current liabilities	2,969.6	3,361.4
Equity	732.7	716.6

Total Liabilities and Equity	$3,998.4	$4,307.5

	Year Ended December 31,
	2001	2000	1999(a)
	In millions
Operating Results:
Sales	$1,156.5	$882.5	$624.3
Costs and expenses	994.5	766.3	554.7

Net Income	$162.0	$116.2	$69.6

(a)
Excludes UnitedNetworks since this subsidiary is reflected in the consolidated statements.

Note 5: Accounts and Merchant Notes Receivable

        Our accounts receivable on the consolidated balance sheets are comprised as follows:

	December 31,
	2001	2000
	in millions
Accounts receivable	$3,201.8	$4,777.2
Allowance for bad debt	(65.9)	(53.1)
Unbilled revenue	88.4	166.3
Accounts receivable sale programs	(297.5)	(405.0)

Total	$2,926.8	$4,485.4

        We have two agreements allowing us to periodically transfer undivided ownership interests in a revolving pool of our trade receivables to multi-seller conduits administered by independent financial institutions. One agreement, which was terminated in January 2002, was for up to $275 million of our Merchant Services receivables. The second, totaling up to $130 million, relates to accounts receivable generated from sales of gas and power by our domestic regulated utilities.

        Under the terms of the agreements, the company may sell trade receivables to bankruptcy-remote special purpose entities ("SPE's"). The SPE's are related to our counter parties, they are not SPE's of the company. The percentage ownership interest in receivables purchased by the SPE's may increase or decrease over time, depending on the characteristics of the trade receivables, including delinquency rates and debtor concentrations. We service the receivables transferred to the SPE's and have received servicing fees that approximate market rates totaling $2.9 million, $3.0 million and $2.2 million in 2001, 2000 and 1999, respectively. Collections on these receivables are reinvested on behalf of the buyers in newly created receivables. We had gross sales of accounts receivable of $4.1 billion, $4.5 billion and $3.5 billion during 2001, 2000 and 1999, respectively. Our consolidated statements of income include the loss on the sale of receivables of $15.6 million, $26.6 million and $14.2 million in 2001, 2000 and 1999, respectively. As a result of the termination of the $275 million agreement, we were not permitted to reinvest the collections of the $220 million of receivables sold under the agreement.

        We provide capital primarily to client energy-related businesses seeking financing to fund energy projects. We have classified these transactions as merchant notes receivable in our consolidated balance sheets. Merchant notes receivable consist of notes with terms ranging from two to ten years and interest rates ranging from 5.75% to 13.5%. At December 31, 2001 and 2000, the fair value of these instruments approximated their carrying value of $415.6 million and $313.2 million, respectively.

Note 6: Regulatory Assets

        State, provincial or local authorities regulate certain of our utility operations. Our financial statements therefore include the economic effects of rate regulation in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." This means our consolidated balance sheets show some assets and liabilities that would not be found on the balance sheets of a non-regulated company.

        The following table lists our regulatory assets and liabilities at December 31, 2001 and 2000. We primarily show these as deferred charges and credits on the consolidated balance sheets. In 2000, purchased power costs for UtiliCorp Networks Canada rose to levels well above that collected in rates. We deferred these excess costs and filed to increase future rates charged to customers in order to recover these costs. In November 2000, the provincial government in Alberta, Canada suspended pending rate increases to recover such purchased power costs incurred by our Alberta electric operation. In December 2001, the Alberta Energy and Utility Board issued its decision permitting us to recover such costs over 2002 through 2003, including carrying costs. Underrecovered gas costs represent the cost of gas in excess of that in current rates that will be collected from customers in future periods as we adjust rates on an annual basis. Income taxes represent amounts due from customers for accelerated tax benefits previously flowed through to customers that we expect to recover in the future as the accelerated tax benefits reverse. Environmental costs include certain site clean-up costs that are deferred and collected from customers in the future as authorized by regulatory authorities. Debt-related costs include the cost to reacquire debt amortized over the term of the reacquired debt or, if refinanced, the term of the new debt and debt issuance costs amortized over the term of the associated debt. Substantially all of the regulatory assets below are either currently being collected in rates or will be collected through rates in a future period.

	2001	2000
	In millions
Regulatory Assets:
Purchased power costs	$177.5	$232.8
Underrecovered gas costs	21.5	44.8
Income taxes	82.3	69.0
Environmental	17.2	24.4
Debt-related costs	33.4	25.6
Regulatory accounting orders	7.3	8.1
Demand-side management programs	5.9	6.9
Other	27.4	27.5

Total Regulatory Assets	$372.5	$439.1

Regulatory Liabilities:
Income taxes	$52.5	$11.1
Environmental	10.0	14.5
Post-retirement benefits	14.5	9.0

Total Regulatory Liabilities	77.0	34.6

Net Regulatory Assets	$295.5	$404.5

        If all or a separable portion of our operations were deregulated and no longer subject to the provisions of SFAS 71, we would have to write off related regulatory assets and liabilities, unless some form of transition cost recovery (refund) continues through rates established and collected for the remaining regulated operations. We would also be required to determine any impairment to carrying costs of deregulated plant and inventory assets.

Note 7: Property, Plant and Equipment

        The components of property, plant and equipment are below:

	December 31,
	2001	2000
	in millions
Electric utility	$3,100.8	$3,008.8
Gas utility	1,237.5	1,198.4
Gas gathering and pipeline systems	680.9	647.6
Communications	105.3	52.1
Other	414.8	350.0
Construction in process	239.6	152.9

	5,778.9	5,409.8
Less—depreciation and amortization	2,366.9	2,274.7

Property, plant and equipment, net	$3,412.0	$3,135.1

        Our property, plant and equipment includes acquisition-related intangibles that are being amortized over useful lives not exceeding 40 years. Amounts included in electric and gas utility plant that are not included in rate base were $99.1 million and $98.6 million at December 31, 2001 and 2000, respectively.

Composite Depreciation Rates
Electric utility	2.7%
Gas utility	3.3%
Gas gathering and pipeline systems	3.8%
Communications	10.5%
Other	4.5%

Note 8: Impairments and Other Charges

	Year Ended December 31,
	2001	2000	1999
	in millions
Enron exposures	$66.8	$—	$—
Communications construction and lease terminations	16.5	4.0	—
Australian asset write-offs	11.5	—	—
Pipeline and retail assets	—	10.8	—
Information technology assets	—	10.0	—
Corporate identity intangibles	—	2.4	—

Total	$94.8	$27.2	$—

        In connection with the bankruptcy filing of Enron Corporation in December 2001, we evaluated our overall exposure with Enron and wrote off $31.8 million related to an unsecured note receivable in our Domestic Networks group and $35.0 million related to trading activity in Merchant Services. While these write-offs represent our best estimate of our exposure based on our contracts with Enron, the ultimate outcome is subject to review by the bankruptcy courts.

        During 2001, we decided to limit our fiber-optic communications business to the Kansas City market. As a result, we wrote off $16.5 million related to network design, long-term leases and other development costs related to markets outside of Kansas City that we currently do not intend to develop. In 2000, we recorded $4.0 million of charges related to the construction of our communications networks.

        In 2001, we recorded $11.5 million of charges in our International Networks group relating to certain of our Australian equity investments. We recorded charges related to the collectibility of interest on shareholder loans to Multinet and the realizability of Multinet's deferred tax assets. Multinet also wrote off its interest receivable on shareholder loans to Pulse Energy, an equity investment of both United Energy and Multinet. In addition, through our investment in United Energy, which owns approximately 66% of Uecomm, writedowns and provisions were taken during the year related to the realizability of loans and interest due from Uecomm.

        During 2000, we adjusted the reported value of certain assets to their net realizable value. We recognized asset impairment charges of $7.8 million with respect to our assessment of certain underperforming pipeline assets; and $3.0 million related to our investments in certain retail assets in the United Kingdom. We also recognized charges of $10.0 million related to certain information technology assets that are no longer used in the business, and $2.4 million related to our decision to discontinue use of certain corporate identity intangibles.

Note 9: Short-Term Debt

        Short-term debt includes the following components:

	December 31,
	2001	2000
	Dollars in Millions
Bank borrowings and other	$347.0	$388.0
Commercial paper	201.6	113.0

Total	$548.6	$501.0

Weighted average interest rate at year end	3.10%	7.32%

        We have a $150 million commercial paper program, supported by a portion of our $400 million domestic revolving credit agreement. At December 31, 2001, $135 million of commercial paper was outstanding under this credit agreement. Our credit agreement contains restrictive covenants and charges annual commitment fees ranging from .15% to .175%. This agreement requires us to maintain a ratio of total debt to total capitalization of less than 65%. We intend to replace our domestic revolving credit agreement with a new facility totaling $650 million.

        We have a $30 million credit facility with a U.S. financial institution that provides overdraft protection and letters of credit support to our European energy merchant business. We had $25.9 million committed on this facility at December 31, 2001, comprised of $19.5 million in overdrafts recorded in accounts payable and $6.4 million in letters of credit.

        We also had a $125 million letter of credit facility with a group of banks that is used for trading and other activities of Aquila Merchant with various counterparties. As of December 31, 2001, we had $49.3 million outstanding against this facility. This facility was not renewed when it expired in December 2001.

        We have $310.5 million outstanding under various uncommitted, unsecured facilities with U.S. and Canadian institutions. During 2001, we put in place an additional C$150 (US$94.2) million commercial paper program at our Canadian networks business.

        This program is supported by a C$150 million credit facility which charges annual commitment fees of .135%. At December 31, 2001, US$66.6 million was outstanding.

        In addition, we have C$80 (US$50.3) million of credit facilities at our Canadian networks business that have US$36.5 million outstanding at an average interest rate of 3.46% at December 31, 2001.

        As of December 31, 2001, we were in compliance with all debt covenants.

        Our debt arrangements include syndicated bank debt, uncommitted bank lines, a commercial paper program, an accounts receivable sales program, bonds (secured and unsecured), and financial guarantees that support subsidiary financings. The syndicated bank debt, most bonds outstanding, and financial guarantees contain cross-default provisions, which are unusual and customary for these types of arrangements.

Note 10: Company-Obligated Preferred Securities

        Summarized information regarding our company-obligated preferred securities is as follows:

	December 31,
			Liquidation Value Per Share
	2001	2000
	Dollars in millions except per share
UtiliCorp Capital L.P. (UC) 8.875% Cumulative Monthly Preferred Securities, Series A (4,000,000 shares at December 31, 2000)(a)	$—	$100.0	$25
UtiliCorp Capital Trust I (UCT I) 9.75% Premium Equity Participating Security Units (PEPS Units) (9,999,960 shares)(b)	250.0	250.0	25
UtiliCorp Capital Trust II (UCT II) 3.68% Trust Preferred Securities (100,000 shares)(c)	100.0	100.0	1,000

Total company-obligated preferred securities	$350.0	$450.0

Fair value of company-obligated preferred securities(d)	$351.5	$488.7

(a)
These securities were redeemed in June 2001.

(b)
Each PEPS Unit had an issue price of $25 and consists of a contract to purchase shares of our common stock on or prior to November 16, 2002 and a preferred security of UCT I. The sole asset of UCT I consists of 7.35% senior deferrable notes due November 16, 2004 of Aquila. Each purchase contract yields 2.40% per year, paid quarterly, on the $25 stated amount of the PEPS Unit. Each trust preferred security yields 7.35% per year, paid quarterly on the $25 stated amount of the PEPS Unit, until November 16, 2002, at which time the yields will be reset at a rate that will be equal to or greater than 7.35%. aquila has fully and unconditionally guaranteed these securities.

(c)
The sole asset of UCT II consists of senior deferrable notes due September 30, 2002 of Aquila. Each trust preferred security yields interest adjusted quarterly at three-month LIBOR plus 90 basis points per year. The rate payable at December 31, 2001 was 3.68%. This security is included in current maturities as of December 31, 2001.

(d)
The fair value of the company-obligated preferred securities is based on the most recent quoted market price of the PEPS units plus the cost of the floating rate 3.68% trust preferred securities which approximates fair value.

Note 11: Long-Term Debt

        This table summarizes the company's long-term debt:

	December 31,
	2001	2000
	In millions
First Mortgage Bonds:
Various, 9.62%*, due 2002-2021	$29.5	$37.6
Senior Notes:
2.89% Floating Rate Series, due May 15, 2002	230.0	250.0
Aquila Southwest Energy 8.29% Series, due September 15, 2002	12.5	25.0
7.0% Series, due July 15, 2004	250.0	250.0
6.875% Series, due October 1, 2004	150.0	150.0
9.03% Series, due December 1, 2005	20.2	20.2
6.70% Series, due October 15, 2006	85.9	100.0
8.2% Series, due January 15, 2007	36.9	130.0
7.625% Series, due November 15, 2009	200.0	200.0
7.95% Series, due February 1, 2011	250.0	—
10.5% Series, due December 1, 2020	—	35.7
8.27% Series, due November 15, 2021	80.9	131.8
9.0% Series, due November 15, 2021	5.0	18.2
8.0% Series, due March 1, 2023	51.5	125.0
Medium Term Notes:
Various, 7.77%*, due 2005-2023	40.0	40.0
Convertible Subordinated Debentures:
6.625%, due July 1, 2011 (convertible into 231,461 common shares)	3.7	4.2
Other:
Canadian Secured Debentures: 8.87%*, due 2002-2023	62.2	66.5
Canadian Senior Notes, 7.75%, due June 2011	200.0	—
Australian Senior Notes, 6.72%*, due October 2002	76.6	83.8
Australian Medium-term Notes, due December 2003-2006	90.3	44.7
New Zealand Floating Rate Notes, 5.67%, due April-October 2002	83.5	88.8
New Zealand Denominated Credit Facility, due June 2002	110.5	110.8
Australian Denominated Credit Facilities, due March 2002 and March 2004	49.7	114.6
Canadian Denominated Credit Facilities, due February 2002 and June 2003	159.7	290.7
Other notes and obligations	48.4	80.0

Total Long-Term Debt	2,327.0	2,397.6
Less current maturities	579.1	51.7

Long-term debt, net	$1,747.9	$2,345.9

Fair value of long-term debt, including current maturities(a)	$2,416.6	$2,455.2

*
Weighted average interest rate.

(a)
The fair value of long-term debt is based on current rates at which the company could borrow funds with similar remaining maturities.

        All of our Michigan network assets are subject to the lien of a mortgage indenture. We cannot issue mortgage bonds under our General Mortgage Indenture without providing security for certain Senior Notes at the same level as any mortgage bond issue. Currently we have no plans to issue mortgage bonds.

        The amounts of long-term debt maturing in each of the next five years and thereafter are below:

Maturing Amounts
In millions
2002	$579.1
2003	148.9
2004	449.8
2005	40.2
2006	124.2
Thereafter	984.8

Total	$2,327.0

        Current maturities include $334.4 million of international debt. We intend, as in prior years, to refinance these facilities under comparable terms.

Senior Notes

        On February 2, 2001, we issued $250.0 million of 7.95% senior notes due in February 2011. Net proceeds from the sale were used to reduce short-term debt incurred for acquisitions and general corporate purposes.

Debt Refinancing Exchange Offer

        In June 2001, we exchanged $189.5 million of senior notes with interest rates ranging from 8.0% to 9.0% for $200.0 million of new senior notes with interest rates at 7.75%, maturing in June 2011. Additionally, during 2001, we retired $204.1 million of senior notes, mortgage bonds and company-obligated preferred securities.

New Zealand Denominated Credit Facilities

        Our New Zealand networks business maintains a NZ$290.0 (US$121.0) million credit facility with two banks, which matures in June 2002. The interest rate on this credit facility fluctuates with changes in the New Zealand bank bill rate and charges a commitment fee of .40% on any unused portion of the facility. At December 31, 2001, US$110.5 million was outstanding at a rate of 5.72%.

Australian Denominated Credit Facilities

        Our Australian networks business maintains a credit facility with a consortium of banks which matures in March 2002. The interest rate on this facility fluctuates with changes in the Australian bank bill rate and charges a commitment fee of .50% on any unused portion of the facility. At December 31, 2001, US$33.2 million was outstanding at a rate of 5.37%.

        Our Australian networks business also maintains a credit facility with one bank which matures in March 2004. The interest rate on this facility fluctuates with changes in the Australian bank bill rate and charges a commitment fee of .40% on any unused portion of the facility that has not been cancelled. At December 31, 2001, US$16.5 million was outstanding at a rate of 5.24%.

        Approximately US$167 million of the Australian Senior Notes and Medium Term Notes contain provisions that give the debt holders the ability to put the notes back to us if Aquila's credit ratings are lowered to non-investment grade. We currently have investment grade ratings from three major credit rating agencies.

Canadian Denominated Credit Facilities

        Our Canadian networks business maintains a credit facility with five banks, which matures in June 2003. The interest rate on this facility fluctuates with changes in the Bankers Acceptance Discount Rate. At December 31, 2001, US$129.4 million was outstanding at a rate of 3.64%.

        Our Canadian networks business also maintains a credit facility with two banks, which matures in February 2002. The interest rate on this facility fluctuates with changes in the Bankers Acceptance Discount Rate. At December 31, 2001, US$30.3 million was outstanding at a rate of 3.26%.

        In June 2001, our Canadian finance subsidiary, UtiliCorp Canada Finance Corporation, issued $200.0 million of 7.75% senior notes in the U.S. public debt market. Aquila has fully and unconditionally guaranteed these notes.

Note 12: Capital Stock and Stock Compensation

Capital Stock

        We have two types of authorized common stock—unclassified common stock and Class A common stock. No Class A common stock is issued or outstanding. We also have authorized 10,000,000 shares of preference stock, without par value, none of which is issued or outstanding. As of December 31, 2001, we had no restrictions on our ability to pay cash dividends.

        In January 2002, we completed an exchange offer and merger that resulted in the issuance of approximately 12.6 million shares of our common stock for all outstanding publicly held shares of Aquila Merchant. The holders of 1.8 million shares of Aquila Merchant common stock rejected the consideration in the merger as inadequate and are pursuing their right to receive fair value in cash.

        On January 30, 2002, we sold 12.5 million shares of our common stock to the public, including an over-allotment of 1.5 million shares, which raised approximately $278 million in net proceeds.

Stockholder Rights Plan

        Our board of directors has adopted a rights plan and declared a dividend distribution of one right for each outstanding share of our common stock. The rights become exercisable if a person acquires beneficial ownership of 15% or more of our outstanding common stock. If the rights are exercised, the value of the shares of our common stock held by the acquiring person would be substantially diluted. The purpose of the rights plan is to encourage a person desiring to acquire 15% or more of our outstanding common stock to negotiate the terms of their acquisition with our board of directors.

Dividend Reinvestment and Stock Purchase Plan

        We offer to current and potential shareholders a Dividend Reinvestment and Common Stock Purchase Plan (the Stock Plan).

        The Stock Plan allows participants to purchase up to $10,000 per month of common stock at the average market price on the date of the transaction, with minimal sales commissions. The Stock Plan also allows members to reinvest dividends into additional common shares at a 5% discount. For the year ended December 31, 2001, 843,201 shares were issued under the Stock Plan. As of December 31, 2001, 2,778,141 shares were available to issue under this plan.

Employee Stock Purchase Plan

        Participants in our Employee Stock Purchase Plan have the opportunity to buy shares of common stock at a reduced price through regular payroll deductions and/or lump sum deposits of up to 20% of the employee's base salary. Contributions are credited to the participant's account throughout an option period. At the end of the option period, the participant's total account balance is applied to the purchase of common stock. The shares are purchased at 85% of the lower of the market price on the first day or the last day of the option period. Participants must be enrolled in the Plan as of the first day of an option period in order to participate in that option period.

Retirement Investment Plan

        A defined contribution plan, the Retirement Investment Plan (Savings Plan), covers all of our full-time and eligible part-time employees. Participants may generally elect to contribute up to 15% of their annual pay on a before- or after-tax basis subject to certain limitations. The company generally matches contributions up to 6% of pay. Participants may direct their contributions into various investment options. All company matching contributions are invested in Aquila common stock. Company contributions were $11.2 million and $9.9 million during the years ended December 31, 2001 and 2000, respectively. The Savings Plan also includes a stock contribution fund to which the company contributes common stock equal to 3% of base wages for eligible full-time employees. Vesting occurs over five years with distribution upon termination of employment. All dividends are reinvested in Aquila common stock. Effective in 2002, participants may elect to receive their vested dividends in cash. For 2001, compensation expense of $5.0 million was recognized, which approximates 3% of eligible employees' base wages. All shares related to this program are classified as outstanding when calculating earnings per share.

Long-Term Incentive Plan

        Our Long-Term Incentive Plan (LTIP) enables the company to reward key executives who have an ongoing companywide impact. Eligible executives are awarded performance units based on experience and responsibilities in the company. Incentives earned are based on a comparison of our total shareholder return to a specific group of companies with operations similar to ours. Incentives are paid in cash, restricted stock or restricted stock units based on the executives' total shareholdings of the company common stock and their elections. Total compensation expense for the three years ended December 31, 2001, 2000 and 1999, respectively, was $19.6 million, $8.5 million and $10.5 million.

Stock Incentive Plan

        Our Stock Incentive Plan enables the company to grant common shares to certain employees as restricted stock awards and as stock options. The company holds shares issued as restricted stock awards until certain restrictions lapse, generally on the third award anniversary. Stock options granted under the Plan allow the purchase of common shares at a price not less than fair market value at the date of grant. Options are generally exercisable commencing with the first anniversary of the grant. They expire 10 years after the date of grant.

Employee Stock Option Plan

        The Board approved the establishment of an Employee Stock Option Plan in 1991 and readopted the plan in 2001. This Plan provides for the granting of up to 3.0 million stock options to eligible employees other than those eligible to receive options under the Stock Incentive Plan. Stock options granted under the Employee Stock Option Plan carry the same provisions as those issued under the Stock Incentive Plan. Broad-based option grants have been made under this plan in only two years. During 1998 and 1992, respectively, options for 1,278,713 and 1,114,350 shares were granted to employees. The exercise prices of these options are $24.02 and $18.21, respectively.

        This table summarizes all stock options as of December 31, 2001, 2000 and 1999:

	2001	2000	1999
	Shares
Beginning balance	7,156,600	7,347,961	5,440,403
Granted	825,069	1,153,487	2,640,401
Exercised	(1,779,548)	(610,345)	(214,724)
Cancelled	(83,998)	(734,503)	(518,119)

Ending balance	6,118,123	7,156,600	7,347,961

Weighted average prices:
Beginning balance	$21.39	$21.80	$21.15
Granted price	28.75	18.84	23.19
Exercised price	21.42	20.73	19.09
Cancelled price	21.69	21.91	22.51

Ending balance	$22.37	$21.39	$21.80

        This table summarizes all outstanding and exercisable stock options as of December 31, 2001:

	Outstanding Options
		Weighted Average Remaining Contractual Life in Years		Exercisable Options
Exercise Price Range	Number		Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$16.31-23.99	4,802,959	6.00	$21.10	2,039,729	$20.29
$24.00-29.79	1,315,164	6.82	27.01	474,267	24.15

Total	6,118,123			2,513,996

        Total restricted stock awards granted during the year were 1,108,776 shares at a weighted average grant date fair value of $29.83.

Stock Based Compensation

        We issue stock options to employees from time to time and account for these options under Accounting Principles Board Opinion No. 25 (APB 25). All stock options issued are granted at the common stock's current market price. This means we record no compensation expense related to stock options. We also offer employees a 15% discount from the market price of common stock.

        Since we record options and discounts under APB 25, we must disclose the pro forma net income and earnings per share (dilutive method) as if we reflected the estimated fair value of options and discounts as compensation at the date of grant or issue. For the years ended December 31, 2001, 2000, and 1999, our pro forma net income and diluted earnings per share would have been as follows:

	2001	2000	1999
	in millions, except per share
Net income:
As reported	$279.4	$206.8	$160.5
Pro forma	277.0	205.3	155.5

Diluted earnings per share:
As reported	$2.42	$2.21	$1.75
Pro forma	2.40	2.19	1.70

        The fair value of stock options granted in 2001, 2000 and 1999 was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair values and related assumptions were as follows:

	2001	2000	1999
Weighted average fair value per share	$5.08	$2.39	$3.23
Expected volatility	19.75%	17.78%	17.25%
Risk-free interest rate	5.06%	6.71%	5.45%
Expected lives	8 years	9 years	10 years
Dividend yield	3.93%	6.25%	5.10%

Note 13: Income Taxes

	Year Ended December 31,
	2001	2000	1999
	in millions
Currently Payable:
Federal	$189.8	$168.5	$58.7
Foreign	20.2	43.4	7.5
State	21.9	17.3	10.0
Deferred:
Federal	(23.5)	(101.0)	(5.9)
State	(4.7)	(8.9)	(1.0)
Investment tax credit amortization	(1.5)	(1.1)	(1.1)

Total Income Tax Expense	$202.2	$118.2	$68.2

        The principal components of deferred income taxes consist of the following:

	December 31,
	2001	2000
	in millions
Deferred Tax Assets:
Alternative minimum tax credit carryforward	$—	$43.0
Deferred Tax Liabilities and Credits:
Accelerated depreciation and other plant differences:
Regulated	220.1	209.0
Non-regulated	176.6	170.0
Regulatory asset	29.7	57.8
Mark-to-market	(30.2)	(15.6)
Other, net	(48.4)	(16.2)

Total deferred tax liabilities and credits	347.8	405.0

Deferred income taxes and credits, net	$347.8	$362.0

        Our effective income tax rates differed from the statutory federal income tax rates primarily due to the following:

	December 31,
	2001	2000	1999
	Percent
Statutory Federal Income Tax Rate	35.0%	35.0%	35.0%
Tax effect of:
Investment tax credit amortization	(.3)	(.3)	(.5)
State income taxes, net of federal benefit	2.7	1.5	2.7
Difference in tax rate of foreign subsidiaries	(.8)	.4	(2.6)
Minority interest	1.9	—	—
Goodwill	1.1	.9	.2
Other	2.4	(1.1)	(5.0)

Effective Income Tax Rate	42.0%	36.4%	29.8%

        At December 31, 2001, all of our alternative minimum tax credit carryforwards from prior years have been utilized.

        We have made no provision for U.S. income taxes on undistributed earnings from our international businesses ($283.3 million at December 31, 2001) because it is our intention to reinvest those earnings. If we distribute those earnings in the form of dividends, we may be subject to both foreign withholding taxes and U.S. income taxes net of allowable foreign tax credits. Consolidated income before income taxes for the years ended December 31, 2001, 2000, and 1999 included (in millions) $78.0, $129.3 and $70.7, respectively, from international operations.

Note 14: Employee Benefits

Pensions

        The following table shows the funded status of our pension plans and the amounts included in the consolidated balance sheets and statements of income:

	Pension Benefits			Other Post-retirement Benefits
	2001	2000	1999	2001	2000	1999
	Dollars in millions
Change in Benefit Obligation:
Benefit obligation at start of year	$269.3	$218.6	$221.4	$69.6	$51.4	$42.2
Service cost	9.7	8.3	7.7	1.1	.9	1.0
Interest cost	20.3	16.3	14.8	6.5	3.7	3.2
Plan participants' contribution	.9	.9	.7	1.4	1.0	.9
Amendments	19.3	.3	.3	(9.8)	—	—
Net acquisitions	—	42.5	—	—	17.1	—
Actuarial (gain) loss	19.3	(2.1)	(16.0)	23.9	1.0	7.5
Curtailment (gain) loss	(1.4)	(.5)	—	.7	(.3)	—
Benefits paid	(17.6)	(13.4)	(12.5)	(6.9)	(5.1)	(3.6)
Foreign Currency Exchange changes	(3.0)	(1.6)	2.2	(.2)	(.1)	.2

Benefit obligation at end of year	$316.8	$269.3	$218.6	$86.3	$69.6	$51.4

Change in Plan Assets:
Fair value of plan assets at start of year	$387.6	$259.6	$227.0	$13.4	$7.6	$4.5
Actual return on plan assets	(49.9)	51.4	40.6	.1	.4	.3
Employer contribution	1.7	2.1	1.9	4.1	3.6	5.5
Plan participants' obligation	1.0	.9	.7	1.4	1.0	.9
Net acquisitions	—	88.4	—	—	5.9	—
Benefits paid	(17.6)	(13.4)	(12.5)	(6.9)	(5.1)	(3.6)
Foreign Currency Exchange changes	(3.4)	(1.4)	1.9	—	—	—

Fair value of plan assets at end of year	$319.4	$387.6	$259.6	$12.1	$13.4	$7.6

Funded status	$2.6	$118.3	$41.0	$(74.2)	$(56.2)	$(43.8)
Unrecognized transition amount	(5.1)	(7.0)	(7.7)	21.6	28.2	26.3
Unrecognized net actuarial (gain) loss	67.5	(45.6)	(13.6)	28.9	10.1	3.8
Unrecognized prior service cost	28.3	12.7	10.0	4.2	1.4	.3
Additional minimum liability	(12.2)	—	—	—	—	—
Employer Contribution	.7	.7	.9	3.6	2.1	—

Prepaid (accrued) benefit cost	$81.8	$79.1	$30.6	$(15.9)	$(14.4)	$(13.4)

Weighted Average Assumptions as of September 30:
Discount rate	7.42%	7.75%	7.61%	7.50%	7.88%	7.75%
Expected return on plan assets	9.67%	9.47%	9.70%	7.76%	7.87%	7.00%
Rate of compensation increase	5.21%	4.90%	5.04%	5.40%	5.06%	5.40%

        For measurement purposes, to calculate the annual rate of increase in the per capita cost of covered health benefits for each future fiscal year, we used a graded rate starting at 12% in 2002 and decreasing 1% annually until the rate levels out at 5% for years 2008 and thereafter.

	Pension Benefits			Other Post-retirement Benefits
	2001	2000	1999	2001	2000	1999
	Dollars in millions
Components of Net Periodic Benefit Cost:
Service cost	$9.7	$8.3	$7.7	$1.1	$.9	$1.0
Interest cost	20.3	16.3	14.8	6.5	3.7	3.2
Expected return on plan assets	(36.8)	(27.7)	(23.4)	(1.0)	(.5)	(.4)
Amortization of transition amount	(1.9)	(1.2)	(1.2)	2.2	1.9	2.0
Amortization of prior service cost	.8	.6	.5	1.3	.1	.1
Recognized net actuarial (gain) loss	(1.0)	(1.9)	—	.3	—	—
Curtailment (gain) loss	(.8)	(1.0)	—	1.5	(.3)	—
Regulatory adjustment	(4.1)	(1.3)	.1	—	—	—

Net Periodic Benefit Cost	$(13.8)	$(7.9)	$(1.5)	$11.9	$5.8	$5.9

        The U.S. pension plan was amended effective December 1, 1999 to provide the same pension benefits for almost all participants. The Supplemental Executive Retirement Plan was amended in 2001 to include certain participants' annual incentive compensation in the calculation of plan benefits. This amendment resulted in an $18.3 million increase in plan benefit obligation at December 31, 2001.

        We maintain defined benefit pension plans in the United States and Canada. The actuarial assumptions used to calculate the benefit obligation and periodic pension costs for those plans are fundamentally identical. For the United States plan, plan obligations exceeded plan assets by $.6 million at December 31, 2001. Plan assets exceed benefit obligations in the years ended December 31, 2000 and 1999 by (in millions) $108.3 and $47.1, respectively. For the Canadian plan, plan assets exceeded benefit obligations by $3.2 million and $10.0 million (in U.S. dollars) as of December 31, 2001 and 2000, respectively. For 1999 the benefit obligation exceeds plan assets by $6.1 million (in U.S. dollars). The prepaid benefits relating to the United States and Canada for the years ended December 31, 2001, 2000 and 1999 are (in millions) $66.7 and $15.1, $63.6 and $15.5, and $27.3 and $3.2, respectively.

        Our health care plans are contributory, with participants' contributions adjusted annually. The life insurance plans are non-contributory. In estimating future health care costs, we have assumed future cost-sharing changes. The expense recognition for health care costs does not necessarily match the cost estimates due to certain differences in regulatory accounting at domestic utility operations.

        The assumed health care cost trends significantly affect the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2001.

	1 Percentage-Point
	Increase	Decrease
	In millions
Effect on total of service and interest cost components	$.8	$(.7)
Effect on post-retirement benefit obligation	7.3	(6.5)

Note 15: Mergers, Acquisitions and Divestitures

Acquisition of United Kingdom Electricity Network

        We have entered into an agreement to purchase Midlands Electricity plc, a United Kingdom electricity network, from FirstEnergy Corp. The price of this investment is approximately $362 million, plus the assumption of approximately $1.7 billion of debt that would be non-recourse to us. If consummated, we expect to account for this acquisition using the equity method of accounting. Under terms of our agreement, if the transaction is not completed by April 26, 2002, either party may terminate the transaction. Although we have received the necessary regulatory approvals, those approvals require that we have a financial partner. We are in discussions with FirstEnergy to modify our agreement to allow us to complete the transaction in a manner consistent with the regulatory approvals and expect that it will close in March 2002.

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

Sale of Pipeline Operations

        On February 1, 2001, we entered into an agreement to sell our wholly owned subsidiary UtiliCorp Pipeline Systems for our book value of approximately $66 million. We closed the transaction in January 2002.

Purchase of Gas Storage Interest

        On August 23, 2001, Aquila Merchant and a partner agreed to acquire a 12 Bcf gas storage facility under construction near Lodi, California for $105 million. Further expenditures to complete construction will increase the total project cost to $220 million. We expect this acquisition to close in the second quarter of 2002 after regulatory approval.

UnitedNetworks Ltd. Stock Sale

        On April 9, 2001, shares of UnitedNetworks Ltd. were sold to institutional investors in New Zealand and the United States. This sale reduced Aquila's effective interest in UnitedNetworks to 55.5%. Net proceeds from the sale totaled $41 million, which resulted in a $5.8 million pretax gain in the second quarter.

Aquila Merchant Equity Offering

        An initial public offering of 19,975,000 Class A Aquila Merchant common shares, including an over-allotment of 2,475,000 shares, closed on April 27, 2001. The offering price was $24.00 per share and raised approximately $446 million in net proceeds. Of the 19,975,000 shares, Aquila Merchant sold 14,225,000 new shares and Aquila sold 5,750,000 previously issued shares. A pretax gain of $110.8 million, or $.51 per share, was recognized in the second quarter on the shares sold by Aquila. Upon completion of the offering, Aquila owned approximately 80% of Aquila Merchant's outstanding shares.

        On January 7, 2002, we completed an offer to acquire all of the outstanding publicly held shares of Aquila Merchant in exchange for shares of Aquila common stock and subsequent merger of Aquila Merchant with another Aquila subsidiary. The public shareholders of Aquila Merchant received .6896 shares of Aquila common stock in a tax-free exchange for each outstanding share of Aquila Merchant Class A common stock. Approximately 76% of the outstanding public shares of Aquila Merchant Class A shares were tendered in the offer. In the subsequent merger, each remaining share of Aquila Merchant's Class A stock was converted into shares of Aquila common stock at the same ratio as paid in the exchange offer. Aquila Merchant shareholders holding approximately 1.8 million shares of Aquila Merchant Class A shares have advised us they intend to exercise dissenters' rights with respect to the merger.

St. Joseph Light & Power Company

        Effective December 31, 2000, St. Joseph Light & Power Company (SJL&P) merged with us. Under the agreement, SJL&P shareholders received $23.00 in Aquila common shares for each SJL&P common share held. We issued approximately 6.6 million shares of Aquila common stock with a total value of $190.2 million in connection with this merger. We also assumed short-term debt of $23.6 million and long-term debt of $68.1 million. We accounted for the transaction as a purchase. A premium was paid for the purchase of St. Joseph Light & Power Company as we anticipated the realization of certain synergies with our existing network in Missouri, including reduced administrative and general costs, joint dispatching of power in the region and off-system sales of power. In addition, they possessed a strong balance sheet that we believed would strengthen our credit position. These factors supported a purchase price for the business in excess of the underlying fair value of the assets and liabilities acquired.

GPU International

        On December 22, 2000, Aquila Merchant purchased GPU International, a company holding interests in six independent U.S.-based generating plants, for $225 million. We accounted for the transaction as a purchase.

AlintaGas

        On October 17, 2000, we closed on our $166 million joint acquisition with United Energy Limited of a 45% cornerstone interest in AlintaGas Limited, a gas distribution utility in Western Australia. The remaining 55% of the shares of AlintaGas were sold to the Australian public in a share float on October 17, 2000. Aquila owns approximately 34% of United Energy.

Initial Public Offering—Uecomm Limited

        In September 2000, Uecomm Limited (UEC), formerly a wholly owned subsidiary of United Energy Limited, sold 34% of its common stock to the public, reducing United Energy's ownership share of UEC to 66%. As a result, we recorded a $44 million gain from the public offering in "Gain on sale of subsidiary stock."

TransAlta Assets

        On August 31, 2000, we completed our acquisition of TransAlta Corporation's Alberta-based electricity distribution and retail assets for approximately $480 million. We operate this business as UtiliCorp Networks Canada (Alberta) Ltd. On November 28, 2000, we sold the retail assets to Epcor, an Edmonton-based utility, for approximately $75 million. A premium was paid for the company as we anticipated the realization of certain synergies with our existing network in Canada, which mainly included reduced executive and corporate services, as well as workforce efficiency improvements. These factors supported a purchase price for the business in excess of the underlying fair value of the assets and liabilities acquired.

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

Sale of West Virginia Power Division

        On September 9, 1999, we agreed to sell our West Virginia Power division to Allegheny Energy, Inc. for $75 million. The sale closed on December 31, 1999 and resulted in a 1999 fourth quarter gain of $4.5 million. In addition to the sale of West Virginia Power's electric and natural gas distribution assets, we entered into a separate agreement for Allegheny to purchase Appalachian Electric Heating, our heating and air conditioning service business in West Virginia.

Aquila Gas Pipeline Tender Offer

        On May 7, 1999, approximately 3.4 million shares of Aquila Gas Pipeline Corporation (AQP) were tendered to us at $8.00. The 3.4 million shares together with the 24.0 million shares already held represented 93% of AQP's total shares outstanding. All remaining shares not tendered were converted in a "short-form" merger into a right to receive $8.00 per share. Upon completion of the short-form merger on May 14, 1999, AQP ceased being a publicly traded company and became wholly owned by Aquila Merchant.

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

Interest in New Zealand Utilities

        On March 22, 2000, we expanded our presence in the New Zealand energy market by announcing an agreement to purchase the natural gas distribution network and North Island contracting business of Orion New Zealand Limited for about $274 million. The transaction had an effective date of April 1, 2000.

        On June 30, 2000, we sold a portion of our New Zealand investment to a private equity investor (minority shareholder) that reduced our effective ownership in UnitedNetworks. In connection with the transaction we granted the minority shareholder substantive participating and protective rights and therefore no longer consolidate our New Zealand operations for financial statement purposes.

Pro Forma Operating Results

        The following reflects our results for the two years ended December 31, 2000, assuming significant acquisitions during the year ended December 31, 2000 occurred as of the beginning of each of the respective periods:

	Year Ended December 31,
	2000	1999
	(Unaudited) Dollars in millions, except per share
Sales	$29,418.2	$19,206.0
Net income	243.1	185.9
Diluted earnings per common share	$2.42	$1.88

        The pro forma results of operations are not necessarily indicative of the actual results that would have been obtained had we made the acquisitions at the beginning of the respective periods, or of results which may occur in the future. The 2000 pro forma operating results include certain unusually large mark-to-market gains. The pro forma operating results do not include adjustments for synergies or other adjustments to the business operations. There were no significant acquisitions in 2001.

Note 16. Segment Information

        We manage our business in two distinct groups, Merchant Services and Global Networks Group. Merchant Services is further divided and managed in two segments, the Wholesale Services segment and the Capacity Services segment. Our Global Networks Group is divided and managed in the International Networks segment and Domestic Networks segment. Each segment is managed based on operating results, expressed as earnings before interest and taxes. Generally, decisions on finance, dividends and taxes are made at the Corporate and other level.

A. Business Lines

	Year Ended December 31,
	2001		2000	1999
	Dollars in millions
Sales:
Merchant Services—
Wholesale Services	$36,607.1	90.7%	$25,662.5	$16,345.2
Capacity Services	1,162.9	2.9	815.6	384.8

Total Merchant Services	37,770.0	93.6	26,478.1	16,730.0

Global Networks Group—
International Networks	353.9	.9	492.4	309.2
Domestic Networks	2,292.4	5.6	2,058.1	1,578.8

Total Global Networks Group	2,646.3	6.5	2,550.5	1,888.0

Corporate and other, including eliminations	(39.5)	(.1)	(53.7)	3.5

Total	$40,376.8	100.0%	$28,974.9	$18,621.5

	Year Ended December 31,
	2001		2000	1999
	Dollars in millions
Earnings Before Interest and Taxes:*
Merchant Services—
Wholesale Services	$261.5	37.1%	$145.3	$40.7
Capacity Services	113.7	16.1	45.8	39.0
Minority Interest	(26.4)	(3.7)	—	—
Gain on sale of Aquila Merchant shares by Aquila	110.8	15.7	—	—

Total Merchant Services	459.6	65.2	191.1	79.7

Global Networks Group—
International Networks	121.5	17.3	158.0	129.9
Domestic Networks	117.9	16.7	215.6	208.3

Total Global Networks Group	239.4	34.0	373.6	338.2

Corporate and other	5.7	.8	(24.7)	(3.9)

Total	$704.7	100.0%	$540.0	$414.0

*
Included in EBIT for each segment for the years ended December 31, 2001, 2000 and 1999, respectively, is equity in earnings of investments as follows (in millions): Wholesale Services, $.2 in 2001; Capacity Services, $32.4, $18.4 and $34.7; International Networks, $61.5, $44.3 and $21.7; and Domestic Networks, $28.5, $52.9 and $13.2.

	Year Ended December 31,
	2001		2000	1999
	Dollars in millions
Depreciation and Amortization Expense:
Merchant Services—
Wholesale Services	$16.2	5.9%	$16.5	$9.6
Capacity Services	39.3	14.4	32.3	29.5

Total Merchant Services	55.5	20.3	48.8	39.1

Global Networks Group—
International Networks	55.8	20.5	45.5	42.2
Domestic Networks	162.1	59.4	129.3	115.3

Total Global Networks Group	217.9	79.9	174.8	157.5

Corporate and other	(.5)	(.2)	1.4	(2.9)

Total	$272.9	100.0%	$225.0	$193.7

	December 31,
	2001		2000
	Dollars in millions
Identifiable Assets:
Merchant Services—
Wholesale Services	$4,653.5	38.9%	$6,505.0
Capacity Services	1,595.1	13.4	1,382.1

Total Merchant Services	6,248.6	52.3	7,887.1

Global Networks Group—
International Networks	1,864.9	15.6	2,174.0
Domestic Networks	3,512.5	29.4	3,584.7

Total Global Networks Group	5,377.4	45.0	5,758.7

Corporate and other	322.3	2.7	381.1

Total	$11,948.3	100.0%	$14,026.9

	Year Ended December 31,
	2001		2000	1999
	Dollars in millions
Capital Expenditures:
Merchant Services—
Wholesale Services	$36.1	5.8%	$32.2	$4.7
Capacity Services	237.5	37.9	23.9	104.2

Total Merchant Services	273.6	43.7	56.1	108.9

Global Networks Group—
International Networks	95.7	15.3	24.2	23.0
Domestic Networks	223.3	35.6	249.9	130.2

Total Global Networks Group	319.0	50.9	274.1	153.2

Corporate and other	33.5	5.4	24.8	39.0

Total	$626.1	100.0%	$355.0	$301.1

B. Geographical Information

	Year Ended December 31,
	2001		2000	1999
	Dollars in millions
Sales:
United States	$32,935.7	81.6%	$22,671.5	$15,348.5
Canada	3,806.5	9.4	4,358.0	2,381.8
Other international	3,634.6	9.0	1,945.4	891.2

Total	$40,376.8	100.0%	$28,974.9	$18,621.5

	December 31,
	2001		2000
	Dollars in millions
Long-Lived Assets:*
United States	$4,116.3	74.1%	$3,819.9
Canada	482.3	8.7	438.4
Other international	958.4	17.2	895.2

Total	$5,557.0	100.0%	$5,153.5

*
Includes Property, Plant and Equipment, net and Investments in Unconsolidated Subsidiaries and Partnerships.

Note 17: Commitments and Contingencies

Commitments

        We have various commitments relating to power, gas and coal supply commitments and lease commitments as summarized below. As with any estimates, the actual amounts paid or received could differ materially.

	2002	2003	2004	2005	2006	Thereafter
	Dollars in millions
Future minimum lease payments	$31.2	$31.7	$31.7	$27.7	$21.6	$164.9
Purchased power obligations	191.8	240.4	245.0	199.4	187.2	1,456.3
Purchased gas obligations	104.8	6.7	—	—	—	—
Coal contracts	82.9	54.8	53.7	41.7	33.8	406.0

        Future minimum lease payments primarily relate to coal cars and office space. Rent expense for the years 2001, 2000, and 1999 was (in millions) $35.6, $23.9, and $26.9, respectively.

        In 1998 we entered into a 15-year agreement to obtain the rights to dispatch 279 megawatts of purchased power from a facility owned by a third party. As part of the agreement we will provide the natural gas to the power plant and will be able to dispatch the power. This facility became operational in July 2000.

        In October 2000, we announced two agreements, a 15-year agreement and a 20-year agreement, for the power output of two natural gas-fired peaking facilities. The agreements are expected to provide us with approximately 1,184 megawatts of additional capacity. One of these plants became operational in the summer of 2001 and the other is expected to be operational in the summer of 2002.

        In January 2000, we formed a joint venture with Calpine Corporation (Calpine) to develop a 580-megawatt, combined-cycle power plant in Missouri. In September 2000, the joint venture closed on the financing of this project. Prior to completion of construction, the project costs are funded through a project level construction loan facility. After completion of construction, the joint venture will sell the facility to a group of investors and enter into a 30-year lease of the facility. This is expected to occur in the first half of 2002. This lease is classified as an operating lease in the partnership financial statements. As such, we have included the annual purchased power above. We manage the plant's fuel supply and the marketing of the plant's power. Calpine oversees construction, operation and maintenance of the plant.

        In November 2000, we entered into a $145.0 million synthetic lease through a special purpose entity to finance a 340-megawatt power plant, currently under construction. We expect this plant to be completed by May 2002. The lease has a term of seven years. During construction, we guarantee up to 89.95% of construction costs, and under certain limited circumstances, we guarantee up to 100% of the construction cost. As of December 31, 2001, approximately $78.9 million had been funded under this lease agreement. We have guaranteed up to 82% of the power plant's value at the end of the lease under the agreement.

        In May 2001, we entered into a five-year operating lease through a special purpose entity for 10 GE turbines plus related equipment. Lease payments are not required during the construction period and will commence at date of operation, or, if a site has not been selected, once construction of the turbines is completed. We can lease up to $265 million in turbines and equipment under this agreement. During construction, we guarantee up to 89.99% of construction costs, and under certain limited circumstances, we guarantee up to 100% of the construction cost. As of December 31, 2001, approximately $99 million had been spent under the above agreement. Under the terms of the turbine and equipment lease, we must cash collateralize cumulative borrowings of the lessor above $42.4 million. As of December 31, 2001, our outstanding collateral balance was approximately $56.2 million, which is included in Deferred Charges and Other Assets in the consolidated balance sheets. Upon expiration of the lease, we may either extend the lease if accepted, refinance the agreement or sell the equipment on behalf of the lessor. We have guaranteed up to 84% of the lessor's unrecovered principal and costs should the sale proceeds not be sufficient.

Purchase of United Kingdom Electricity Network

        As further discussed in Note 15, we have entered into an acquisition agreement that is expected to close in the first quarter of 2002. Under the terms of the agreement, we are committed to purchase an equity investment in certain United Kingdom electricity networks estimated to be valued at approximately $362 million.

Purchase of Gas Storage Interest

        In August 2001, Aquila Merchant and a partner agreed to purchase a 12 Bcf gas storage facility under development in Lodi, California for $105 million. Further capital expenditures are expected to bring the total project cost to $220 million. We expect this acquisition to close in the second quarter of 2002 after regulatory approval. As of December 31, 2001, we have invested approximately $18.8 million. In order to complete construction of the project, interim bank financing of up to $60 million was put in place and guaranteed by Aquila. As of December 31, 2001, $37.5 million was outstanding under this facility. Once the acquisition closes, the interim financing will be replaced with $170 million of non-recourse project level debt, in addition to a net investment of $50 million by Aquila Merchant and its partner.

New Zealand Interest

        In connection with the sale of a 21% preferred and common stock interest in our New Zealand electricity distribution business (UNL) to a financial partner in June 2000, the financial partner received an option that entitles it to sell their equity interest to us on the third anniversary of the initial sale, or on the occurrence of a merger or sale of UNL, the partner is prohibited by law from holding the shares, an insolvency event related to us or the partner or a breach by us of representations or warranties in the transaction documents. We have 90 days after being notified of the exercise to find a buyer of the shares before the exercise of the option is effective. This purchase would be exercised at par value for the preferred stock and fair value for the common stock for a total value of approximately $33 million. If the option were exercised, we would be required to include the financial statements of this operation in our consolidated financial statements. This operation had total assets of approximately $1.0 billion and long-term debt of $520.6 million as of December 31, 2001. We expect to extend or remove this option before it matures and do not expect to reconsolidate our New Zealand interests.

Legal

        A consolidated lawsuit was filed in connection with the Aquila recombination. The plaintiffs' initial claims for equitable relief have been denied by the courts. We do not believe the pending litigation will have an outcome materially adverse to us.

        We have a dispute with an insurance company regarding certain indemnity agreements we have with them. These agreements relate to surety bonds issued to support our obligations under certain long-term gas supply contracts. The maximum amount that the insurance company could be required to pay under the surety bonds is approximately $570 million. Notwithstanding our continued performance under the gas supply agreements and strong financial position, this company has demanded that we replace it as the surety, or alternatively, that we post collateral to secure all of their obligations under the agreements. We believe there is no merit to the insurance company's position given our full compliance with the related gas supply contracts, and that a court would agree with our interpretation of the indemnity agreements.

        The company is subject to various other legal proceedings and claims that arise in the ordinary course of business operations. We do not expect the amount of liability, if any, from these actions to materially affect our consolidated financial position or results of operations.

Environmental

        We are subject to various environmental laws. These include regulations governing air and water quality and the storage and disposal of hazardous or toxic wastes. We continually assess ways to ensure we comply with laws and regulations on hazardous materials and hazardous waste and remediation activities.

        We own or previously operated former manufactured gas plant (MGP) sites which may, or may not, require some form of environmental remediation. We have contacted appropriate federal and state agencies and are working to determine what, if any, specific cleanup activities these sites may require.

        As of December 31, 2001, we estimate probable cleanup costs on our identified MGP sites to be $9.0 million. This amount is our best estimate of the costs of investigation and remediation of our identified MGP sites, and is the amount we consider to be probable for future investigation and remediation of these sites. This estimate is based upon a comprehensive review of the potential costs associated with conducting investigative and remedial actions at our identified MGP sites, as well as the likelihood of whether such actions will be necessary. There are also additional costs that we consider to be less likely but still "reasonably possible" to be incurred at these sites. Based upon the results of studies at these sites and our knowledge and review of potential remedial action options, it is reasonably possible that these additional costs could exceed our best estimate by approximately $31.1 million. This estimate could change materially once we have investigated further. It could also be affected by the actions of environmental agencies and the financial viability of other responsible parties. Ultimate liability also may be affected significantly if we are held responsible for parties unable to contribute financially to the cleanup effort.

        We have received favorable rate orders that enable us to recover environmental cleanup costs in certain jurisdictions. In other jurisdictions, there are favorable regulatory precedents for recovery of these costs. We are also pursuing recovery from insurance carriers and other potentially responsible parties.

        In May 2000, the state of Missouri adopted a revised regulation that requires reduction of nitrous oxide (NOx) from our power plants. We estimate the cost of compliance to be $21.9 million in capital costs and $2.2 million in annual operation and maintenance expense. The new standard is effective in May 2003.

        In December 2000, the U.S. Environmental Protection Agency (EPA) announced that it would regulate mercury emissions from coal- and oil-fired power plants. The EPA is expected to propose regulations by December 2003 and issue final regulations by December 2004. The impact of this action on our power plants cannot be determined until final regulations are issued.

        We do not expect final resolution of these environmental matters to have a material adverse affect on our financial position or results of operations.

Rate Proceedings

        We filed a $9.8 million Minnesota gas rate case in August 2000. The case is pending before the Minnesota Utilities Commission with an interim rate increase of approximately $5.2 million in effect at this time. We filed a $14.2 million Kansas electric rate case in December 2000. A final order for an increase of $3.9 million became effective in August 2001. In June 2001, we filed for a $49.4 million increase in our Missouri electric rates. Approximately $39 million of the requested increase related to anticipated increased fuel and purchased power costs that did not materialize. In February 2002, we reached a negotiated settlement with the Commission staff and all intervenors that will result in a $4.3 million rate reduction.

        In December 2001, we filed for an annual rate increase in Alberta of about $30 million along with an application for a performance-based rate-setting mechanism. We expect hearings to be held in May 2002.

Note 18: Quarterly Financial Data (Unaudited)

        Financial results for interim periods do not necessarily indicate trends for any 12-month period. Quarterly results can be affected by the timing of acquisitions, the effect of weather on sales, and other factors typical of utility operations and energy related businesses.

	2001 Quarters				2000 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
	in millions, except per share
Sales	$11,980.0	$10,441.4	$9,315.5	$8,639.9	$4,609.1	$5,761.0	$7,998.9	$10,605.9
Gross profit	506.2	559.4	343.8	378.6	317.9	323.2	267.8	519.8
Net income	73.5	143.2	68.9	(6.2)	54.4	29.3	74.9	48.2
Earnings per common share:*
Basic	$.71	$1.26	$.60	$(.05)	$.59	$.32	$.80	$.51
Diluted	.69	1.21	.58	(.05)	.59	.31	.80	.50

Cash dividend per common share	$.30	$.30	$.30	$.30	$.30	$.30	$.30	$.30
Market price per common share:
High	$32.40	$37.85	$33.00	$31.80	$20.06	$21.88	$28.50	$31.31
Low	24.81	29.35	26.60	21.85	15.19	17.31	19.88	23.94

*
The sum of the quarterly earnings per share amounts may differ from that reflected in Note 1 due to the weighting of common shares outstanding during each of the respective periods.

Report of Management

        The management of Aquila, Inc. is responsible for the information that appears in this annual report, including its accuracy. We prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. In addition to selecting appropriate accounting principles, we are responsible for the way information is presented and for its reliability. To report financial results we must often make estimates based on currently available information and judgments of current conditions and circumstances.

        We have set up well-developed systems of internal control to ensure the integrity and objectivity of the consolidated financial information in this report. These systems are designed to provide reasonable assurance that Aquila's assets are safeguarded and that the transactions are properly authorized and recorded in accordance with the appropriate accounting principles.

        Through its Audit Committee, the Board of Directors participates in the process of reporting financial information. The Audit Committee selects our independent accountants. It also reviews, along with management, our financial reporting and internal accounting controls, policies and practices.

/s/ Robert F. Jackson, Jr. Robert F. Jackson, Jr. Audit Committee Chairman	/s/ Dan Streek Dan Streek Chief Financial Officer

        THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED ANDERSEN REPORT AND HAS NOT BEEN REISSUED BY ANDERSEN.

Report of Independent Public Accountants

To the Board of Directors and Shareholders of Aquila, Inc.:

        We have audited the accompanying consolidated balance sheets of Aquila, Inc. (formerly UtiliCorp United Inc.) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, common shareholders' equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aquila, Inc. and subsidiaries as of December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Arthur Andersen LLP
Arthur Andersen LLP
Kansas City, Missouri
February 5, 2002

Part 4

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        The following documents are filed as part of this report:

(a)(1) Financial Statements:

AQUILA, INC.
INDEX TO EXHIBITS

Exhibit Number	Description
23	Notice Regarding Consent of Arthur Andersen LLP.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of August 14, 2002.

Aquila, Inc.
By:	/s/ DAN STREEK Dan Streek Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

INDEX
Part 4
INDEX TO EXHIBITS
SIGNATURES