Form 10-Q
period 2002-06-30
AQUILA  INC
filed 2002-08-14
CIK 66960

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2002
Common Stock, $1 par value	180,207,114

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Information regarding the consolidated condensed financial statements is set forth on pages 3 through 19.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion and analysis of financial condition and results of operations can be found on pages 20 through 41.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are subject to market risk as described on pages 34 through 36 of our 2001 Annual Report to Shareholders. See discussion on pages 3 through 41 for changes in market risk since December 31, 2001.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Information regarding legal proceedings can be found on page 42.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        Information regarding the submission of matters to a vote of securities holders can be found on page 43.

ITEM 5. OTHER INFORMATION

        Information regarding executive compensation can be found on page 43.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits and Reports on Form 8-K can be found on page 43.

Part I. Financial Information

Item 1. Financial Statements

Aquila, Inc.

Consolidated Condensed Statements of Income—Unaudited

	Three Months Ended June 30,
	2002	2001
	Dollars in millions, except per share amounts
Sales:
Natural gas—non-regulated	$4,910.4	$4,983.4
Electricity—non-regulated	4,108.6	4,882.0
Natural gas—regulated	128.6	139.9
Electricity—regulated	262.3	265.9
Other	244.4	170.2

Total Sales	9,654.3	10,441.4

Cost of sales:
Natural gas—non-regulated	4,834.6	4,752.2
Electricity—non-regulated	4,050.8	4,749.8
Natural gas—regulated	80.2	95.8
Electricity—regulated	119.8	118.7
Other	232.8	165.5

Total Cost of Sales	9,318.2	9,882.0

Gross profit	336.1	559.4

Operating expenses:
Operating expense	193.8	305.3
Restructuring charges	71.8	—
Impairment charges	894.6	—
Depreciation and amortization expense	61.6	66.4

Total operating expenses	1,221.8	371.7

Other income (expense):
Equity in earnings of investments	37.8	25.8
Minority interest	1.7	(15.2)
Other	19.1	24.9
Gain on sale of subsidiary stock	—	110.8

Earnings (loss) before interest and taxes	(827.1)	334.0

Interest expense	52.8	50.4
Minority interest in income of partnership and trusts	5.4	8.6

Earnings (loss) before income taxes	(885.3)	275.0
Income tax expense (benefit)	(75.3)	131.8

Net income (loss)	$(810.0)	$143.2

Earnings (loss) per common share:
Basic	$(5.69)	$1.26
Diluted	$(5.69)	$1.21

Dividends per common share	$.30	$.30

See accompanying notes to consolidated condensed financial statements.

Aquila, Inc.

Consolidated Condensed Statements of Income—Unaudited

	Six Months Ended June 30,
	2002	2001
	Dollars in millions, except per share amounts
Sales:
Natural gas—non-regulated	$9,072.2	$12,727.6
Electricity—non-regulated	8,033.6	8,089.6
Natural gas—regulated	425.9	683.7
Electricity—regulated	503.9	540.0
Other	480.0	380.5

Total Sales	18,515.6	22,421.4

Cost of sales:
Natural gas—non-regulated	9,002.7	12,281.2
Electricity—non-regulated	7,890.5	7,897.6
Natural gas—regulated	280.2	538.5
Electricity—regulated	230.7	256.5
Other	427.5	382.0

Total Cost of Sales	17,831.6	21,355.8

Gross profit	684.0	1,065.6

Operating expenses:
Operating expense	430.4	591.2
Restructuring charges	71.8	—
Impairment charges	894.6	—
Depreciation and amortization expense	122.8	136.0

Total operating expenses	1,519.6	727.2

Other income (expense):
Equity in earnings of investments	71.2	54.9
Minority interest	4.2	(13.6)
Other	27.7	34.9
Gain on sale of subsidiary stock	—	110.8

Earnings (loss) before interest and taxes	(732.5)	525.4

Interest expense	97.1	105.4
Minority interest in income of partnership and trusts	11.1	17.5

Earnings (loss) before income taxes	(840.7)	402.5
Income tax expense (benefit)	(75.1)	185.9

Net income (loss)	$(765.6)	$216.6

Earnings (loss) per common share:
Basic	$(5.49)	$1.99
Diluted	$(5.49)	$1.93

Dividends per common share	$.60	$.60

See accompanying notes to consolidated condensed financial statements.

Aquila, Inc.

Consolidated Condensed Balance Sheets

	June 30, 2002	December 31, 2001
	(Unaudited)
	Dollars in millions
ASSETS
Current Assets:
Cash and cash equivalents	$256.1	$262.9
Funds on deposit	188.6	168.2
Accounts receivable, net	3,142.8	2,926.8
Inventories and supplies	266.8	304.2
Price risk management assets	428.7	824.4
Prepayments and other	372.3	320.9

Total current assets	4,655.3	4,807.4

Property, plant and equipment, net	3,519.2	3,393.6
Investments in unconsolidated subsidiaries	1,751.0	2,145.0
Price risk management assets	787.0	436.5
Notes receivable	467.0	415.6
Goodwill, net	398.3	353.7
Deferred charges and other assets	364.7	396.5

Total Assets	$11,942.5	$11,948.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$474.0	$679.1
Short-term debt	305.7	548.6
Accounts payable	3,147.3	3,156.2
Accrued liabilities	446.7	598.5
Price risk management liabilities	537.8	573.2
Customer funds on deposit	187.2	122.0

Total current liabilities	5,098.7	5,677.6

Long-term liabilities:
Long-term debt, net	2,502.2	1,747.9
Deferred income taxes and credits	376.6	347.9
Price risk management liabilities	1,079.0	929.3
Minority interest	3.5	157.6
Deferred credits	263.5	286.4

Total long-term liabilities	4,224.8	3,469.1

Company-obligated preferred securities	250.0	250.0
Common shareholders' equity	2,369.0	2,551.6

Total Liabilities and Shareholders' Equity	$11,942.5	$11,948.3

See accompanying notes to consolidated condensed financial statements.

Aquila, Inc.

Consolidated Condensed Statements of Comprehensive Income—Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	Dollars in millions
Net income (loss)	$(810.0)	$143.2	$(765.6)	$216.6
Other comprehensive income (loss):
Unrealized currency translation adjustments	24.5	16.7	21.6	(0.1)
Unrealized cash flow hedges	(1.1)	3.1	(10.6)	0.3

Comprehensive Income (Loss)	$(786.6)	$163.0	$(754.6)	$216.8

Consolidated Condensed Statements of Common Shareholders' Equity

	June 30, 2002	December 31, 2001
	(Unaudited)
	Dollars in millions
Common Stock: authorized 400 million shares at June 30, 2002 and December 31, 2001, par value $1 per share; 142,713,550 shares issued at June 30, 2002 and 115,941,120 shares issued at December 31, 2001; authorized 20 million shares of Class A common stock, par value $1 per share, none issued	$142.7	$115.9
Premium on Capital Stock	2,677.5	2,047.0
Retained Earnings (Deficit)	(370.7)	479.3
Treasury Stock, at cost (41,453 and 447 shares at June 30, 2002 and December 31, 2001, respectively)	(0.9)	—
Accumulated Other Comprehensive Losses	(79.6)	(90.6)

Total Common Shareholders' Equity	$2,369.0	$2,551.6

See accompanying notes to consolidated condensed financial statements.

Aquila, Inc.

Consolidated Condensed Statements of Cash Flows—Unaudited

	Six Months Ended June 30,
	2002	2001
	Dollars in millions
Cash Flows From Operating Activities:
Net income (loss)	$(765.6)	$216.6
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization expense	122.8	136.0
Restructuring charges	71.8	—
Cash payments for restructuring	(1.4)	—
Impairment charges	894.6	—
Gain on sale of subsidiary stock	—	(110.8)
Net changes in price risk management assets and liabilities	159.5	(67.6)
Deferred income taxes and credits	(47.1)	0.6
Equity in earnings of investments	(71.2)	(54.9)
Dividends from investments	30.8	26.3
Minority interest	(4.2)	13.6
Changes in certain assets and liabilities:
Accounts receivable/payable, net	(29.4)	(265.8)
Accounts receivable sold, net	24.5	130.0
Termination of Merchant accounts receivable sales program	(220.0)	—
Funds on deposit, net	44.8	(212.3)
Inventories and supplies	22.6	(90.9)
Prepayments and other	31.2	(81.3)
Accrued liabilities	(258.1)	152.0
Deferred credits	37.3	52.3
Deferred charges and other assets	(33.4)	15.7

Cash (used) provided by operating activities	9.5	(140.5)

Cash Flows From Investing Activities:
Additions to utility plant	(131.0)	(73.2)
Merchant capital expenditures	(127.7)	(32.4)
(Increase) decrease in notes receivable, net	(51.4)	18.2
Investments in international businesses	(136.8)	(34.9)
Investment in communication services	(20.5)	(34.2)
Sale of subsidiary stock	—	129.9
Sale of pipeline assets	60.9	—
Other	33.6	(29.3)

Cash used for investing activities	(372.9)	(55.9)

Cash Flows From Financing Activities:
Issuance of common stock	277.7	332.6
Issuance of subsidiary common stock	—	316.0
Issuance of long-term debt	319.3	606.0
Retirement of long-term debt	(331.4)	(478.4)
Retirement of company-obligated preferred securities	—	(100.0)
Short-term borrowings (repayments), net	170.3	(349.6)
Cash dividends paid	(84.4)	(64.9)
Other	5.1	64.8

Cash provided from financing activities	356.6	326.5

Increase (decrease) in cash and cash equivalents	(6.8)	130.1
Cash and cash equivalents at beginning of period	262.9	392.6

Cash and cash equivalents at end of period	$256.1	$522.7

See accompanying notes to consolidated condensed financial statements.

AQUILA, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our 2001 Annual Report on Form 10-K/A. We believe it is best to read our year-end consolidated financial statements in conjunction with this report. The accompanying Balance Sheet and Statement of Common Shareholders' Equity as of December 31, 2001, were derived from our audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, the accompanying consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair representation of our financial position and the results of our operations. Certain estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods shown have been made in preparing the consolidated condensed financial statements. Actual results could differ from these estimates.

        Certain prior year amounts in the consolidated condensed financial statements have been reclassified where necessary to conform to the 2002 presentation.

Change in Accounting Principle

        Effective January 1, 2002, we changed our method of accounting for our Merchant Services gas storage inventory (inventory used in daily trading activities) from the lower of cost or market method to a fair value method. This method facilitates a better matching of inventory value to the related revenues from future contract commitments that are also carried at fair value. We purchase all of our gas used in these activities from third parties and do not currently own any natural gas reserves. We calculate the fair value of this gas storage inventory using the gas daily index price for the last day of the reporting period for the applicable storage location. We had gas inventory of $36.9 million consisting of 12.4 Bcf at $2.97/mmbtu as of June 30, 2002, and $71.3 million consisting of 27.4 Bcf at $2.61/mmbtu as of December 31, 2001. This $34.4 million decrease consists of an increase of $14.9 million due to price changes offset by a decrease of $49.3 million due to sales of inventory.

        The cumulative effect of this change at January 1, 2002, was a reduction in income before income taxes of $643,000 and net income of $386,000, or less than one cent per share. The effect of this change is included in cost of sales and is not separately identified in our Statement of Income. However, had this change been in effect for the three- and six-month periods ended June 30, 2001, net income and diluted earnings per share would have been affected as follows:

	Three Months Ended June 30, 2001		Six Months Ended June 30, 2001
	As Reported	Pro Forma	As Reported	Pro Forma
	In millions, except per share amounts
Net income	$143.2	$128.2	$216.6	$184.4
Diluted earnings per share	$1.21	$1.08	$1.93	$1.64

New Accounting Pronouncements

Goodwill and Other Intangible Assets

        On January 1, 2002, we were required to adopt Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that goodwill no longer be amortized to expense. Rather, this statement requires that goodwill be tested for impairment at least annually and, if impaired, be written off against earnings at that time. We have completed an initial assessment of the realizability of our goodwill and have determined that as of January 1, 2002, no goodwill impairments existed.

        At June 30, 2002, we had total gross goodwill of $508.4 million, or $471.6 million net of accumulated amortization, including $73.3 million of goodwill on investments in unconsolidated subsidiaries. Amortization expense for the three- and six-month periods ended June 30, 2001 totaled $6.2 million and $12.3 million, respectively. In addition, our earnings from equity method investments included $4.4 million and $8.8 million of amortization expense, for the three- and six-months ended June 30, 2001, respectively.

        As discussed in Note 5 "Exchange Offer", $216.6 million of goodwill was recorded in the repurchase of Aquila Merchant Services, Inc. on January 7, 2002. We allocated $175.0 million of this goodwill to our Wholesale Services segment and $41.6 million to our Capacity Services segment based upon future expected cash flows. As a result of our second quarter decision to exit the wholesale energy trading business, we determined that all of the goodwill in our Wholesale Services business was impaired. Therefore, we recorded an impairment charge of $178.6 million. In addition, as further discussed in Note 3, we recorded an impairment charge related to our investment in Quanta Services, Inc. of $692.9 million, which included a $328.0 million goodwill impairment charge related to this investment.

        Our goodwill allocated to each segment at June 30, 2002 and December 31, 2001 is as follows:

	June 30, 2002	December 31, 2001
	Dollars in millions
Goodwill, net:
Wholesale Services	$—	$3.6
Capacity Services	67.9	26.3
Domestic Networks	130.7	130.7
International Networks	199.7	193.1

	398.3	353.7

Goodwill in Investments in Unconsolidated Subsidiaries	73.3	401.3

Total	$471.6	$755.0

        Following are disclosures of net income and earnings per share for the three- and six-month periods ended June 30, 2001, had SFAS 142 been in effect at the beginning of those periods:

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
	Dollars in millions, except per share amounts
Reported net income	$143.2	$216.6
Goodwill amortization	6.2	12.3
Goodwill amortization in equity in earnings	4.4	8.8

Adjusted net income	$153.8	$237.7

Adjusted earnings per share:
Basic	$1.35	$2.19
Diluted	$1.30	$2.12

Asset Retirement Obligations

        In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred. When the liability is initially recorded, we will include the present value of the estimated cost of removal in the asset cost, with an offsetting liability related to the estimated cost of removal. The liability will be increased to the nominal value over time. Upon settlement of the liability, we will record a gain or loss for the difference between the settled liability and the recorded amount. This standard will become effective for us on January 1, 2003. We are in the process of assessing the impact that the adoption of this standard will have on our financial position and results of operations.

Energy Trading Activities

        In June 2002, the Emerging Issues Task Force (EITF) reached a consensus on a topic discussed in EITF No. 02-3, "Recognition and Reporting of Gains and Losses on Energy Trading Contracts under EITF No. 98-10, "Accounting for Contracts Involved in Energy Trading Risk Management Activities"'. EITF No. 02-3 states that all mark-to-market gains and losses on energy trading contracts should be shown net on the income statement whether or not they are settled physically. This statement also discusses the issue of whether the recognition of unrealized gains and losses at the inception of an energy trading contract is appropriate. The Task Force did not reach a consensus on this issue and referred this issue to a working group. EITF No. 02-3 also lists specific disclosures to be included in the financial statements of entities involved in energy trading activities. This statement becomes effective for us for the quarter ended September 30, 2002. EITF No. 02-3 will have no impact on our gross profit or net income in our financial statements, however, it will reduce our sales and cost of sales.

Costs Associated with Exit or Disposal Activities

        On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This standard requires companies to recognize certain costs associated with exit or disposal costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. The primary effect of applying SFAS 146 will be on the timing of recognition of costs associated with exit or disposal activities. In many cases, those costs will only be recognized as liabilities in periods following a commitment to a plan, not at the date of the commitment. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

2. Restructuring Charges

        We re-aligned our Domestic Networks Group to more closely align itself with its regulatory service areas and our Merchant Services group to focus on its core products and services. This resulted in a reduction of approximately 700 positions and the exit from our corporate air travel service. This reduction in employees consisted of approximately 150 Merchant Services employees, 50 Corporate employees, and 500 Domestic Networks employees.

        Due to the increased credit requirements necessary to operate our wholesale energy trading business, we announced on June 17, 2002, our plans to reduce our risk exposure through the elimination of all proprietary trading and market making activities. Because of this decision, we began to wind down our wholesale energy trading operations, while we preserved the business infrastructure for a possible sale or joint venture arrangement with a third party. This decision led to the termination of approximately 370 employees of the wholesale energy trading business and a plan to terminate an additional 320 employees as the trading operations are wound down.

        As a result of these actions, we recorded restructuring charges of $71.8 million in the second quarter that consisted of the following:

In Millions
Involuntary termination costs	$40.7
Write-down of leasehold improvements and equipment	22.8
Disposition of corporate air travel service	6.8
Other restructuring costs	1.5

Total restructuring charges	$71.8

        Involuntary termination costs were accrued and charged to expense in the quarter, but will be paid bi-weekly over the term of the severance benefit. The amount of termination benefits paid as of June 30, 2002, was $1.4 million, resulting in a remaining liability of $39.3 million. We also wrote-down certain leasehold improvements and equipment in our wholesale energy trading business that were no longer realizable based on management's best estimate of their fair value. The disposition of the corporate air travel service primarily included the termination of applicable lease agreements and losses associated with the sale of our corporate aircraft.

        On August 6, 2002, we concluded that a sale or partnership of our wholesale energy trading business was not going to occur, thus we announced that we would completely exit this business and shut down the operations by September 30, 2002. We expect to terminate up to an additional 275 employees and incur additional severance of approximately $10.8 million in the third quarter because of this decision. Certain employees of the wholesale energy trading operations have retention agreements to ensure an orderly exit of the business by September 30, 2002. These agreements obligate us to pay these employees approximately $26.8 million if they remain employed by us until released. We also have operating leases for various office facilities used in the wholesale energy trading operations with future lease commitments of $58.5 million. We are in the process of evaluating the future use, sublease or termination of these agreements. In connection with the exit of this business, we expect to incur additional losses on the liquidation of our outstanding trading contracts.

3. Impairment Charges

        In the second quarter of 2002 we recorded the following impairment charges:

In Millions
Investment in Quanta Services	$692.9
Wholesale Services goodwill	178.6
Communications technology investments	23.1

Total impairment charges	$894.6

Quanta

        At June 30, 2002, our cost basis in our 38% owned investment in Quanta of approximately $26.69 per share was significantly above the trading price of Quanta's stock. On July 1, 2002, Quanta announced that it had reduced its earnings forecast due to a continued decline in the telecommunications industry, reduced utility construction spending, and the financial difficulties of Quanta's two largest customers. Quanta's share price had dropped to approximately $3 per share after this announcement. Because of these factors, and the termination of our proxy contest for control of Quanta in May 2002, we concluded that there was an other than temporary decline in the fair value of this investment. Accordingly, we have written the investment down to its estimated fair value of $3 a share, or $87.7 million in total.

        In late July 2002, we sold approximately 5.5 million shares of Quanta stock at an average price of $2.05 per share, reducing our ownership percentage from 38% to approximately 31%.

Wholesale Services

        In connection with our decision to exit our energy trading operations, we assessed our ability to realize the goodwill associated with our Wholesale Services business. This assessment was based on our best estimate of the value of this business in a liquidation, which we determined was less than the carrying value of its net assets. Because future earnings or sufficient sales proceeds could no longer support this asset, we wrote off the entire unamortized goodwill balance.

Communications Technology Investments

        During the quarter ended June 30, 2002, we determined that certain cost and equity method investments in communications technology-related businesses were impaired based on continuing losses in these businesses, their continued failure to achieve operational goals, the inability of these businesses to obtain additional capital, and our assessment of the long-term prospects of these businesses. Accordingly, we wrote-off $23.1 million of these investments.

4. Earnings (Loss) per Common Share

        The following table shows the amounts used in computing basic and diluted earnings (loss) per common share and the effect on income and weighted average number of shares of potential dilutive issuances of common stock for the three- and six-month periods ended June 30, 2002 and 2001. As a result of the net loss for the three-month and six-month periods ended June 30, 2002, the potential issuances of common stock were anti-dilutive and therefore not included in those periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	In millions, except per share amounts
Earnings (loss) available for common shares	$(810.0)	$143.2	$(765.6)	$216.6
Convertible bonds	—	0.1	—	0.1

Earnings (loss) available for common shares after assumed conversion of dilutive securities	$(810.0)	$143.3	$(765.6)	$216.7

Earnings (loss) per share:
Basic	$(5.69)	$1.26	$(5.49)	$1.99
Diluted	$(5.69)	$1.21	$(5.49)	$1.93

Weighted average number of common shares used in basic earnings per share used in basic earnings per share	142.3	113.8	139.5	108.7
Per share effect of dilutive securities:
Company-obligated preferred securities	—	2.8	—	2.1
Stock options and restricted stock	—	1.4	—	1.1
Convertible bonds	—	.2	—	.3

Weighted number of common shares and dilutive common shares used in diluted earnings per share	142.3	118.2	139.5	112.2

5. Financings, Mergers, Acquisitions and Divestitures

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

        We accounted for this transaction as a purchase. The total purchase price of $367.6 million was determined based upon the market price of the approximately 12.6 million Aquila common shares issued in the tender offer and merger, an estimated liability to dissenting shareholders at the same market price and transaction costs. The purchase price was in excess of our proportionate interest in the fair value of the net assets of Aquila Merchant acquired by approximately $216.6 million. This excess was classified as goodwill and allocated as $175.0 million to our Wholesale Services segment and $41.6 million to our Capacity Services segment based on expected future cash flows. Due to our decision to exit the wholesale energy trading operations, we subsequently wrote-off the goodwill that was allocated to the Wholesale Services segment based upon the lack of expected future cash flows.

Equity and Senior Notes Offerings

        On January 30, 2002, we sold 12.5 million shares of our common stock to the public at a price of $23 per share, which raised approximately $277.7 million in net proceeds. Net proceeds from the sale were used to reduce short-term debt and for general corporate purposes.

        On February 28, 2002, we issued $287.5 million of 7.875% senior notes due in February 2032. These bonds are callable by us at par after February 28, 2007. Net proceeds from the sale were used to replace liquidity of $220 million previously provided from receivables sold in connection with one of our accounts receivable sales programs and to retire short-term debt incurred for general corporate purposes.

        On July 3, 2002, we completed our concurrent offerings of 37.5 million shares of our common stock to the public at a price of $7.50 per share and $500 million of 11.875% senior unsecured notes due in July 2012, raising total proceeds of approximately $764 million. We used the proceeds from these offerings to repay $417 million of borrowings under the revolving credit facility, to retire $100 million of current maturities of company-obligated preferred securities and to increase liquidity. Accordingly, we have reclassified $500 million of those current obligations into long-term debt as of June 30, 2002.

Sale of Pipeline Operations

        In January 2002, we completed the sale of an intrastate pipeline for our net book value of approximately $65.9 million, including a $5 million deposit received in 2001.

Midlands Electricity Acquisition

        On May 8, 2002, we completed our purchase of a 79.9% economic interest in Midlands Electricity plc, a United Kingdom electricity network, from FirstEnergy Corp. The gross price of this acquisition was approximately $262 million. The purchase price consists of an initial payment of $155 million, which was financed through a short-term acquisition facility, transaction costs of $19 million, and an $88 million present value obligation to be paid in six equal annual payments of $19 million each. Midlands Electricity is the fourth-largest regional electricity company in the United Kingdom, serving approximately 2.3 million customers through a 38,000-mile distribution network. Midlands Electricity also owns 886 megawatts of net generating capacity in the U.K., Turkey and Pakistan. Pursuant to an operating services agreement, we will provide management and operating services to Midlands Electricity in exchange for a management fee.

        In connection with the acquisition, FirstEnergy retained substantive participating and protective rights as the minority partner. We and FirstEnergy each have 50% voting power and, an equal number of representatives on the Midlands Electricity board. Although we have the majority economic interest, FirstEnergy's participation in the ordinary course of business decisions is significant; including, approval of senior management compensation, additional capital contributions, distributions other than as provided in the agreement, budgets and financial plans and the dissolution of the company. As such, we are required to account for this acquisition using the equity method of accounting. FirstEnergy has the right to sell its interest in Midlands Electricity to us at fair market value if, at any time during the 30-day period prior to the sixth anniversary of closing, the fair value of its holdings is less than $72.8 million.

        A summary income statement for Midlands Electricity for the year ended December 31, 2001 is as follows:

In millions
Operating Results:
Sales	$568.2
Costs and expenses	469.7

Net Income	$98.5

        On August 7, 2002, we announced that we intend to initiate a bid process for the sale of our interest in Midlands Electricity. This decision was made in light of our program to target $1 billion in asset sales and in response to interest by others in our investment.

Cogentrix Transaction Termination

        On August 2, 2002, we agreed to terminate our purchase agreement signed in April 2002, to acquire Cogentrix Energy, Inc., a leading independent power producer. We agreed with Cogentrix that due to the current uncertainty of the electric power market, proceeding with the transaction was impractical and not in either company's best interest.

New Zealand

        On June 11, 2002, UnitedNetworks Limited (UNL), in which we have a 55.5% interest, announced plans to seek buyers for the assets or stock of the company. UNL received indicative bids in late July with final binding bids to be submitted in late August. Subject to the receipt of acceptable bids and the execution of a purchase agreement, closing is expected to occur in the fourth quarter of 2002. Our net investment in our New Zealand network was $357 million at June 30, 2002.

Sale of Pulse Energy

        On July 2, 2002, we announced that United Energy and Multinet Gas had reached an agreement to sell their combined 50% interest in Pulse Energy, a retail electricity and gas company. Through our 34% ownership in United Energy and our 25.5% ownership in Multinet Gas, we have an approximate 15% ownership in Pulse. United Energy also announced the sale of its interests in EdgeCap, a marketing and trading business, and Utili-Mode, a provider of back office support services for United Energy and others. The sales of these three businesses are expected to close in the third quarter and result in a small gain to us.

Power Plant Lease

        In February of 2002, we entered into an agreement to lease, from a special purpose entity, a $235 million, 510-megawatt power plant, currently under construction. We expect construction to be completed in April 2003. The lease is a 5-year operating lease that begins once construction is completed. Under certain conditions, we guarantee up to 89.99% of the construction costs prior to completion. As of June 30, 2002, $132.4 million of construction costs had been funded. We are required to cash collateralize construction costs funded in excess of $128.6 million. We also provide a guarantee that the residual value at the end of the lease will equal at least 83% of construction costs.

Sale of Katy Storage

        On August 8, 2002, we signed an agreement to sell our Texas natural gas storage operations for approximately $180 million. This transaction is subject to regulatory review under the Hart-Scott-Rodino Act which is expected to be completed within 60 days, and other pre-conditions to closing. We expect to realize a small gain on this sale.

6. Finance Subsidiaries' Securities

        Aquila Networks Canada Finance Corporation and UtiliCorp Capital Trust I are wholly owned consolidated finance subsidiaries of Aquila. We have fully and unconditionally guaranteed the $200 million of long-term debt and $250 million of company-obligated preferred securities issued by these subsidiaries, respectively.

7. Reportable Segment Reconciliation

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	Dollars in Millions
Sales:
Wholesale Services	$8,924.7	$9,631.1	$16,975.3	$20,268.9
Capacity Services	218.8	272.8	353.4	616.1

Total Merchant Services	9,143.5	9,903.9	17,328.7	20,885.0

International Networks	87.2	83.2	182.6	177.5
Domestic Networks	424.4	457.6	1,008.3	1,385.1

Total Global Networks Group	511.6	540.8	1,190.9	1,562.6

Corporate and other	(0.8)	(3.3)	(4.0)	(26.2)

Total	$9,654.3	$10,441.4	$18,515.6	$22,421.4

EBIT:
Wholesale Services	$(181.6)	$148.5	$(153.2)	$210.9
Capacity Services	25.0	41.1	28.2	68.2
Minority interest	—	(16.5)	—	(16.5)
Gain on sale of subsidiary stock*	—	110.8	—	110.8

Total Merchant Services	(156.6)	283.9	(125.0)	373.4

International Networks	44.6	42.2	78.1	68.4
Domestic Networks	(718.3)	9.8	(672.1)	86.8

Total Global Networks Group	(673.7)	52.0	(594.0)	155.2

Corporate and other	3.2	(1.9)	(13.5)	(3.2)

Total	$(827.1)	$334.0	$(732.5)	$525.4

*
Gain on the sale of Aquila Merchant Services shares by Aquila in 2001.

	June 30, 2002	December 31, 2001
	Dollars in Millions
Assets:
Wholesale Services	$4,896.5	$4,655.2
Capacity Services	1,811.2	1,593.4

Total Merchant Services	6,707.7	6,248.6

International Networks	2,260.5	1,867.2
Domestic Networks	2,774.2	3,512.5

Total Global Networks Group	5,034.7	5,379.7

Corporate and other	200.1	320.0

Total	$11,942.5	$11,948.3

8. Credit Facilities

Revolving Credit Agreement

        On April 12, 2002, we entered into a new revolving credit facility totaling $650 million that replaced a $400 million credit facility. The new credit facility consists of two $325 million agreements, one with a maturity date of 364 days, the other three years. As of June 30, 2002, $417.0 million of borrowings were outstanding under this facility in addition to $82.8 million of letters of credit. The borrowings were repaid in July 2002, with the proceeds from our common stock and senior note offerings. Among other restrictions, the agreements contain financial covenants requiring a ratio of recourse debt to total recourse capitalization of .625 to 1.0, and an interest coverage ratio (EBITDA / Interest expense) of not less than 2.25 to 1.0. These covenants exclude non-cash gains or losses when calculating EBITDA. We are currently in compliance with these covenants.

Debt Covenants

        In 2001, our subsidiary, Aquila Merchant, issued two separate guarantees to support the financing of a power generation facility and a gas storage facility. The two guaranties require Aquila Merchant to meet certain financial covenants, one being a fixed charge coverage ratio, which is calculated on a rolling twelve-month basis. For the covenant calculation period ended March 31, 2002, Aquila Merchant was not in compliance with this fixed charge coverage ratio. We obtained waivers dated May 10, 2002, and May 13, 2002, from the lenders for the non-compliance covering the period ended March 31, 2002. One of the waivers required a $72,500 administrative fee paid to the beneficiaries of the guarantee, while the other was provided at no additional cost. The Aquila Merchant guarantees have now been replaced with Aquila guarantees that require the same financial covenants as our revolving credit facility discussed above.

        Our debt arrangements include syndicated bank debt, uncommitted bank lines, a commercial paper program, an accounts receivable sales program, bonds (secured and unsecured), and financial guarantees that support subsidiary financings. The syndicated bank debt, most bonds outstanding, and financial guarantees contain cross-default provisions, which are usual and customary for these types of arrangements.

Current Credit Ratings

        Credit ratings impact our ability to obtain short and long-term financing, the cost of such financing and the execution of our commercial strategies. Our financial flexibility is likewise dependent on the absence of restrictive covenants and other terms that are typically imposed on non-investment grade borrowers. As of August 12, 2002, our senior unsecured long-term debt ratings, as assessed by the three major credit rating agencies, were as follows:

Agency	Rating	Levels above non-investment grade
Standard & Poor's Corporation (S&P)	BBB	Two
Fitch Ratings (Fitch)	BBB-	One
Moody's Investor Service (Moody's)	Baa3	One

        Our credit ratings were placed under review for possible downgrade by S&P on April 23, 2002, and by Moody's on May 30, 2002. The reasons given by the ratings agencies included our announced acquisition of Cogentrix Energy, risks associated with our foreign investments, concerns that we lacked the financial resources to support our energy trading operations and an analysis of our operations under more stringent credit metrics. Since that time we have taken the following actions:

  •
  Terminated the Cogentrix acquisition;

  •
  Reduced our dividend by 42%;

  •
  Exited from wholesale energy trading;

  •
  Targeted over $1 billion in asset sales in which we have signed sale agreements totaling $218 million and publicly announced bid processes for the sale of our investments in UNL and Midlands. In addition, we have active bid processes for a number of other assets;

  •
  Completed equity and debt offerings totaling $764 million in proceeds;

  •
  Targeted over $100 million in cost reductions, the majority of which have already been achieved.

        Our management is currently in discussions with representatives of Moody's, S&P and Fitch. However, we cannot predict the actions, if any, that may be taken by the credit rating agencies subsequent to these meetings.

Ratings Triggers

        Our credit agreements, debt instruments and other financial obligations provide that the occurrence of certain events could (if not cured) require early payment, additional collateral support or similar actions. These events include the failure to achieve leverage ratios, insolvency events, defaults on scheduled principal or interest payments, acceleration of other financial obligations and a change of control. We are currently in compliance with covenants or other provisions relating to these events. We do not have any trigger events tied to our stock price and have not executed any transactions that require us to issue equity based on our credit ratings or other trigger events.

        Certain of our subsidiaries have trigger events tied to specified credit ratings. Because of guarantee and cross default provisions between Aquila, Inc. and these subsidiaries, the ratings triggers of our subsidiaries discussed below should be viewed as if they are directly applicable to Aquila, Inc. Our Australian subsidiaries have issued six series of Australian denominated bonds, guaranteed by us, that contain provisions that could require us to repurchase the bonds. The put right for two series aggregating approximately $85 million can be exercised 30 days after a downgrade to non-investment grade by either S&P or Moody's. Those series mature in October 2002. The put right for the other four series aggregating approximately $92 million can be exercised on the next scheduled interest payment date if we are rated below investment grade by S&P.

        Our Merchant Services subsidiary also has three "tolling agreements," a construction loan and certain margining agreements that have trigger events tied to Aquila's credit ratings. Under the tolling agreements, our subsidiary uses a third party's generation assets to convert fuel into electric power for its subsequent resale. The maximum aggregate amount of collateral that it could be required to post in the event of a ratings trigger under these contracts is approximately $172 million. Of this amount, $45 million must be posted within 10 days of a downgrade below investment grade by either Moody's or S&P; $37 million must be posted within 70 days of the date we are rated below investment grade by both Moody's and S&P; and $28 million under the construction loan must be posted within 10 business days of a downgrade below investment grade by both S&P and Moody's. We expect the trigger under the construction loan will terminate upon the completion of construction and permanent project financing in late September 2002. We also have certain standard margining agreements that would require collateral of $62 million if we were downgraded below investment grade. These potential collateral requirements are expected to decline as we exit the wholesale energy trading business over the next two months.

Other Potential Demands for Collateral

        Although we are in the process of exiting the energy trading operations of our Merchant Services subsidiary, a substantial number of energy trading agreements remain to be settled. The majority of these contracts will be settled within the next two months. These contracts typically include provisions which allow counterparties the right to request additional collateral or suspend or terminate credit if events occur that cause counterparties to feel that there has been a deterioration in our underlying credit. In connection with our exit from the wholesale energy trading business, we have identified key commercial relationships that will be important to our ongoing business. If a downgrade were to occur, those relationship companies could potentially demand collateral support for ongoing and future activity. While it is difficult to predict how many parties would successfully demand some form of collateral, we currently estimate that the amount of cash collateral would be no more than $135 million. We expect that potential claims on liquidity will be further reduced as we exit our wholesale energy trading business over the next two months.

Legal Proceeding

        On February 19, 2002, we filed a suit against Chubb Insurance Group, the issuer of surety bonds in support of certain of our long-term gas supply contracts. Previously, Chubb had demanded that it be released from its up to $561 million surety obligation or, alternatively, that we post collateral to secure its obligation. We do not believe that Chubb is entitled to be released from its surety obligations or that we are obligated to post collateral to secure its obligations unless it is likely we will default on the contracts. Chubb has not alleged that we are likely to default on the contracts. If Chubb were to prevail, it would have a material adverse impact on our liquidity and financial position. We have performed under the contracts since their inception and believe we will be able to continue to perform on the contracts and that we will prevail in the action. We rely on other suretys in support of long-term gas supply contracts similar to those described above. There can be no assurance that these suretys will not make claims similar to those raised by Chubb.

9. Income Taxes

        The second quarter 2002 income tax benefit was reduced primarily as a result of two factors. First, the tax benefit from the $692.9 million pre-tax write-down of our investment in Quanta Services is limited to available capital gains in the preceding three years and subsequent five years. Because capital gains within the carryback period were less than the loss and significant capital gains could not be assured in the foreseeable future, a $201 million valuation allowance was established. Second, the $178.6 million impairment charge related to Wholesale Services goodwill is considered a permanent difference between book and taxable income and does not result in the recognition of a tax benefit. These adjustments have had a significant impact on the 2002 effective tax rate for both the quarter and six months ended June 30, 2002.

10. Reduction of Dividend

        On June 17, 2002, we announced that, going forward, our Board of Directors expected to reduce the quarterly dividend to $.175 per share, or $.70 per share annually, down from the prior quarterly dividend of $.30 per share, or $1.20 per share annually. This decision was made in connection with our decision to scale back the wholesale energy trading business and was influenced by, among other things, decreased earnings, a substantial increase in the number of outstanding shares, and the Company's credit concerns. On August 7, 2002, our Board of Directors declared a dividend of $.175 per share. The record date for the dividend is August 22, 2002, and the dividend is payable on September 12, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

AQUILA, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

        Except where noted, the following discussion refers to the consolidated entity, Aquila, Inc. Although we recently announced our exit from our Wholesale Services business, during the periods covered by this report, our businesses were structured as follows: (a) Merchant Services, consisting primarily of two segments, (i) Wholesale Services, our North American and European commodity and client services businesses (including our capital business), and (ii) Capacity Services, our power development, natural gas gathering and processing operations, and investments in independent power projects, and (b) Global Networks Group, consisting of two segments, (i) International Networks, our Canadian, Australian, United Kingdom and New Zealand electricity and gas utility businesses, and (ii) Domestic Networks, our electricity and gas utilities in seven mid-continent states. Domestic Networks also includes our communications business and our investment in Quanta Services, Inc.

FORWARD-LOOKING INFORMATION AND RISK FACTORS

        This report contains forward-looking information. These statements involve risks and uncertainties, and there are certain important factors that can cause actual results to differ materially from those anticipated. We generally intend the words "may", "will", "should", "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate", "continue", or the negative of these terms or similar expressions to identify forward-looking statements. Similarly, statements that describe our objectives, plans and goals may be forward-looking statements. Some of the important factors and risks that could cause actual results or liquidity to differ materially from those anticipated include:

  •
  Both our Global Networks Group and Merchant Services businesses are weather-sensitive. Weather can affect results significantly to the extent that temperatures differ from historical averages.

  •
  We are exposed to market risk on open positions on our trading contracts, which may cause us to incur losses from our Wholesale Services operations.

  •
  A downgrade of any of our credit ratings below investment grade could have a material adverse effect on our liquidity.

  •
  We may not be able to profitably operate our business if we are unable to access or generate capital at competitive rates.

  •
  The timing and extent of changes in interest rates will affect our financial results.

  •
  Our continued ability to draw on our corporate revolver is a significant factor in the company's overall liquidity.

  •
  We may not be able to obtain attractive prices for planned asset sales.

  •
  The volatility of natural gas and electricity prices will significantly affect the earnings contribution from Capacity Services.

  •
  The pace of well connections to our gas gathering system can affect the earnings contribution from the Capacity Services segment of Merchant Services.

  •
  The pace and degree of regulatory changes in the U.S. and abroad can affect existing and new business opportunities and the intensity of competition.

  •
  The value of the U.S. dollar relative to the British pound, Canadian dollar, Australian dollar and New Zealand dollar can affect financial results from our foreign operations.

  •
  The inability to pass through increased fuel and purchased power costs to our customers in certain regulatory jurisdictions may affect the results of operations of our Global Networks Group.

  •
  The modification of regulations or historical practices in those jurisdictions in which we rely upon our ability to recover our costs from our customers could adversely affect our earnings.

  •
  The result of rate proceedings will affect future earnings of our Global Networks Group.

  •
  The construction of communications fiber optic networks and start-up operations of our communications business will have a negative effect on cash flows and earnings over the near term.

  •
  We expect to incur losses from the liquidation and/or termination of contracts as we exit the wholesale energy trading business.

RESULTS OF OPERATIONS

Executive Summary

        This review of performance is organized by business segment, reflecting the way we managed our business during the periods covered by this report. Each business leader is responsible for operating results down to earnings before interest and taxes (EBIT), as corporate management is responsible for making all financing decisions. Therefore, each segment discussion focuses on the factors affecting EBIT, while financing and income taxes are separately discussed at the corporate level.

        We use the term "Operating EBIT" to describe our recurring earnings before interest and taxes excluding items we deem to be non-recurring. We have found that this helps our investors get a clearer view on what to expect on a normal recurring basis. The term is not meant to replace actual EBIT, or be considered as an alternative to net income or cash flows from operating activities, which are determined in accordance with generally accepted accounting principles (GAAP), as an indicator of operating performance or as a measure of liquidity, or other performance measures used under GAAP. In addition, the term may not be comparable to similarly titled measures used by other entities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	Dollars in Millions
Operating earnings before interest and taxes:
Wholesale Services	$48.3	$148.5	$76.7	$210.9
Capacity Services	25.6	41.1	28.8	68.2
Minority interest	—	(16.5)	—	(16.5)

Total Merchant Services	73.9	173.1	105.5	262.6

International Networks	44.6	42.2	78.1	68.4
Domestic Networks	17.6	9.8	63.8	86.8

Total Global Networks Group	62.2	52.0	141.9	155.2

Corporate and other	3.2	(1.9)	(13.5)	(3.2)

Total Operating EBIT	139.3	223.2	233.9	414.6

Non-recurring items:
Impairment of Quanta investment	(692.9)	—	(692.9)	—
Impairment of Wholesale Services goodwill	(178.6)	—	(178.6)	—
Impairment of communications investments	(23.1)	—	(23.1)	—
Restructuring charges	(71.8)	—	(71.8)	—
Gain on sale of Aquila Merchant shares	—	110.8	—	110.8

Actual EBIT	(827.1)	334.0	(732.5)	525.4

Interest expense	58.2	59.0	108.2	122.9
Income tax expense (benefit)	(75.3)	131.8	(75.1)	185.9

Net income (loss)	$(810.0)	$143.2	$(765.6)	$216.6

Diluted earnings per share	$(5.69)	$1.21	$(5.49)	$1.93

Restructuring Charges

        We re-aligned our Domestic Networks Group to more closely align itself with its regulatory service areas and our Merchant Services Group to focus on its core products and services. This resulted in a reduction of approximately 700 positions and the elimination of our corporate air travel service. This reduction in employees consisted of approximately 150 Merchant Services employees, 50 Corporate employees, and 500 Domestic Networks employees.

        Due to the increased credit requirements necessary to operate our wholesale energy trading business, we announced on June 17, 2002, our plans to reduce our risk exposure through the elimination of all proprietary trading and market making activities. Because of this decision, we began to wind down our wholesale energy trading operations, while considering strategic alternatives for this business such as a sale or partnership. This decision led to the termination of approximately 370 employees of the wholesale energy trading business and a plan to terminate an additional 320 employees as the trading operations are wound down.

        As a result of these actions, we recorded restructuring charges of $71.8 million in the second quarter that consisted of the following:

In Millions
Involuntary termination costs	$40.7
Write-down of leasehold improvements and equipment	22.8
Disposition of corporate air travel service	6.8
Other restructuring costs	1.5

Total restructuring charges	$71.8

        Involuntary termination costs were accrued and charged to expense in the quarter, but will be paid bi-weekly over the term of the severance benefit. The amount of termination costs paid as of June 30, 2002, was $1.4 million, resulting in a remaining liability of $39.3 million. We also wrote-down certain leasehold improvements and equipment in our wholesale energy trading business that were no longer realizable based on management's best estimate of their fair value. The disposition of the corporate air travel service primarily included the termination of applicable lease agreements and losses associated with the sale of our corporate aircraft.

        On August 6, 2002, we concluded that a sale or partnership of our wholesale energy trading business was not going to occur, thus we announced that we would completely exit this business and shut down the operations by September 30, 2002. We expect to terminate up to an additional 275 employees and incur additional severance costs of approximately $10.8 million in the third quarter because of this decision. Certain employees of the wholesale energy trading operations have retention agreements to ensure an orderly exit of the business by September 30, 2002. These agreements obligate us to pay these employees approximately $26.8 million if they remain employed by us until released. We also have operating leases for various office facilities used in the wholesale energy trading operations with future lease commitments of $58.5 million. We are in the process of evaluating the future use, sublease or termination of these agreements. In connection with the exit of this business, we expect to incur additional losses on the liquidation of our outstanding trading contracts.

Impairment Charges

        In the second quarter of 2002 we recorded the following impairment charges:

In Millions
Investment in Quanta Services	$692.9
Wholesale Services goodwill	178.6
Communications technology investments	23.1

Total impairment charges	$894.6

Quanta

        At June 30, 2002, our cost basis in our 38% owned investment in Quanta of approximately $26.69 per share was significantly above the trading price of Quanta's stock. On July 1, 2002, Quanta announced that it had reduced its earnings forecast due to a continued decline in the telecommunications industry, reduced utility construction spending, and the financial difficulties of Quanta's two largest customers. Quanta's share price had dropped to approximately $3 per share after this announcement. Because of these factors, and the termination of our proxy contest for control of Quanta in May 2002, we concluded that there was an other than temporary decline in the fair value of this investment. Accordingly, we have written the investment down to its estimated fair value of $3 a share, or $87.7 million in total.

        In late July 2002, we sold approximately 5.5 million shares of Quanta stock at an average price of $2.05 per share, reducing our ownership percentage from 38% to approximately 31%.

Wholesale Services

        In connection with our decision to exit our wholesale energy trading operations, we assessed our ability to realize the goodwill associated with our Wholesale Services business. This assessment was based on our best estimate of the value of this business in a liquidation, which we determined was less than the carrying value of its net assets. Because future earnings or sufficient sales proceeds could no longer support this asset, we wrote off the entire unamortized goodwill balance.

Communications Technology Investments

        During the quarter ended June 30, 2002, we determined that certain cost and equity method investments in our communications technology-related businesses were impaired based on continuing losses in these businesses, their continued failure to achieve operational goals, the inability of these businesses to obtain additional capital, and our assessment of the long-term prospects of these businesses. Accordingly, we wrote-off $23.1 million of these investments.

Gain on Sale of Subsidiary Stock

        In connection with the initial public offering of Aquila Merchant, in 2001 we sold 5.75 million previously issued shares and realized a non-recurring pre-tax gain of approximately $110.8 million.

Key Factors Impacting Operating EBIT

        Our total Operating EBIT decreased in 2002 compared to 2001. Key factors affecting 2002 results were as follows:

  •
  Less volatile commodity prices in 2002 compared to a robust commodity environment in 2001.

  •
  The impacts of new generation capacity payments on peaking units in 2002.

  •
  Mild winter in 2002 compared to normal weather conditions in 2001.

  •
  Lower natural gas liquids prices and throughput production in 2002.

        Also impacting the 2002 results was the adoption of a new accounting standard, SFAS 142, which discontinued the amortization of goodwill effective January 1, 2002. We recorded goodwill amortization expense of $10.6 and $21.1 million for the three- and six-month periods ended June 30, 2001, respectively. Amortization expense was not recorded in the three- and six-month periods ended June 30, 2002.

        In 2002, we changed our method of accounting for our Merchant Services gas storage inventory from the lower of cost or market method to a fair value method. This change had little impact on 2002 results. However, second quarter and six month earnings in 2001 would have been $25.1 million and $53.8 million lower, respectively, if this change had been in effect for those periods.

        From April 24, 2001 through June 30, 2001, the 20% minority interest in the earnings of our Aquila Merchant Services subsidiary was $16.5 million. In January 2002, we reacquired this minority interest.

Wholesale Services

        The table below summarizes the operations of our domestic and international Wholesale Services businesses for the three- and six-month periods ended June 30, 2002 and 2001.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	Dollars in millions
Sales	$8,924.7	$9,631.1	$16,975.3	$20,268.9
Cost of sales	8,860.9	9,366.6	16,842.2	19,809.9

Gross profit	63.8	264.5	133.1	459.0

Operating expenses:
Operating expense	27.7	128.3	76.3	262.2
Restructuring charges	51.3	—	51.3	—
Impairment charges	178.6	—	178.6	—
Depreciation and amortization expense	2.5	3.0	4.7	6.6

Total operating expenses	260.1	131.3	310.9	268.8

Other income:
Equity in earnings of investments	—	.2	—	.2
Other income	14.7	15.1	24.6	20.5

Earnings before interest and taxes (EBIT)*	(181.6)	148.5	(153.2)	210.9

Non-recurring items:
Impairment of Wholesale Services goodwill	178.6	—	178.6	—
Restructuring charges	51.3	—	51.3	—

Operating EBIT	$48.3	$148.5	$76.7	$210.9

Operating Statistics:
Physical gas volumes marketed per day (Bcf/d)	16.2	11.3	17.1	12.3
Electricity marketing volumes (MMWhs)	138.0	77.4	266.7	132.5
Volumes delivered (Tbtue/d)	32.8	21.2	33.1	20.9
Electricity prices MWh (average)	$29.70	$63.04	$30.04	$61.05
Natural gas price per Mcf (average)	$3.27	$4.71	$2.85	$5.59

*
Does not include minority interest related to Aquila's 80% ownership of Aquila Merchant Services from April 2001 through December 2001

Quarter-to-Quarter

Sales, Cost of Sales, and Gross Profit

        Sales and cost of sales for our Wholesale Services operations decreased approximately 7% and 5%, respectively, in 2002 compared to 2001, resulting in a decrease in gross profit of $200.7 million. These decreases were primarily due to the following factors:

  •
  Lack of price trends and lower volatility limited our opportunities to execute our trading strategy in 2002, which reduced gross profit significantly. The second quarter of 2001 was also the strongest quarter in our history.

  •
  During the second quarter 2001, we realized profit on the withdrawal and sale of natural gas inventory (valued at cost) from storage in a period of high prices. During the first quarter of 2002, we changed the method of accounting for our gas storage inventory in our Merchant

    Services business from the lower of cost or market method to a fair value approach (see Footnote 1 to consolidated condensed financial statements). This change had little impact on 2002 results. However, if applied to 2001, gross profit would have been reduced by $25.1 million and increased in years prior to 2001.

  •
  Electricity price per MWh declined by 53% and natural gas price per Mcf declined by 31% in the second quarter of 2002 as compared to 2001, which decreased both our sales and cost of sales in 2002 when compared to 2001.

  •
  Because our price risk management liabilities are discounted based on our credit standing in accordance with Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133), the widening of our credit spreads resulted in a mark-to-market adjustment that increased gross profit by approximately $34.0 million. This non-cash increase in gross profit will be reversed in later periods.

  •
  On June 17, 2002, we began to scale back our wholesale energy trading operations due to increased credit requirements related to this business. As a result of this decision, sales, cost of sales, gross profit and EBIT will continue to decline as we have ceased transacting new business and are working to deliver/execute on existing contracts and/or liquidate our positions. We expect to incur additional losses associated with the liquidation of certain trading contracts. We also expect to incur additional severance, retention and lease termination costs in the third quarter.

Operating Expense

        Operating expense decreased $100.6 million primarily due to lower incentive compensation expense resulting from the decline in operating results in 2002 and a change in the manner of computing incentives under the incentive compensation plan. Lower bad debt expense and costs associated with our Merchant accounts receivable sales program were also part of this decrease.

Year-to-Date

Sales, Cost of Sales, and Gross Profit

        Sales and cost of sales for our Wholesale Services operations decreased approximately 16% and 15%, respectively, in 2002 compared to 2001, resulting in a decrease in gross profit of $325.9 million. These decreases were primarily due to the following factors:

  •
  Lack of price trends and lower volatility limited our opportunities to execute our trading strategy in 2002, which reduced gross profit significantly. The first six months of 2001 was also the strongest two quarters in our history.

  •
  During the six months of 2001, we realized profit on the withdrawal and sale of natural gas inventory (valued at cost) from storage in a period of high prices. During the first quarter of 2002, we changed the method of accounting for our gas storage inventory in our Merchant Services business from the lower of cost or market method to a fair value approach (see Footnote 1 to consolidated condensed financial statements). This change had little impact on 2002 results. However, if applied to 2001, gross profit would have been reduced by $53.8 million and increased in years prior to 2001.

  •
  Electricity price per MWh declined by 51% and natural gas price per Mcf declined by 49% in the six months of 2002 as compared to 2001, which decreased both our sales and cost of sales in 2002 when compared to 2001.

  •
  Because our price risk management liabilities are discounted based on our credit standing in accordance with Statement of Financial Accounting Standards No. 133 "Accounting for

    Derivative Instruments and Hedging Activities," (SFAS 133), the widening of our credit spreads resulted in a mark-to-market adjustment that increased gross profit by approximately $34.0 million. This non-cash increase in gross profit will be reversed in later periods.

  •
  On June 17, 2002, we began to scale back our wholesale energy trading operations due to increased credit requirements related to this business. As a result of this decision, sales, cost of sales, gross profit and EBIT will continue to decline as we have ceased transacting new business and are working to deliver/execute on existing contracts and/or liquidate our positions. We expect to incur additional losses associated with the liquidation of certain trading contracts. We also expect to incur additional severance, retention and lease termination costs in the third quarter.

Operating Expense

        Operating expense decreased $185.9 million primarily due to lower incentive compensation expense resulting from the decline in operating results in 2002 and a change in the manner of computing incentives under the incentive compensation plan. Lower bad debt expense and costs associated with our Merchant accounts receivable sales program were also part of this decrease.

CAPACITY SERVICES

        The table below summarizes the operations of our Capacity Services businesses for the three- and six-month periods ending June 30, 2002 and 2001.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	Dollars in millions
Sales	$218.8	$272.8	$353.4	$616.1
Cost of sales	158.9	195.9	265.0	488.6

Gross profit	59.9	76.9	88.4	127.5

Operating expenses:
Operating expense	38.3	30.6	67.4	51.2
Restructuring charges	.6	—	.6	—
Depreciation and amortization expense	9.9	10.5	19.4	19.8

Total operating expenses	48.8	41.1	87.4	71.0

Other income:
Equity in earnings of investments	13.1	5.3	26.2	11.5
Other income	.8	—	1.0	.2

Earnings before interest and taxes (EBIT)*	25.0	41.1	28.2	68.2

Non-recurring charges:
Restructuring charges	.6	—	.6	—

Operating EBIT	$25.6	$41.1	$28.8	$68.2

Operating Statistics:
Gas throughput volumes (MMcf/d)	353.0	379.0	365.0	399.0
Natural gas liquids produced (MBbls/d)	22.5	21.6	21.8	18.4
Natural gas liquids price per gallon	$.39	$.46	$.33	$.50
MW owned or controlled	4,715	4,357	4,715	4,357

*
Does not include minority interest related to Aquila's 80% ownership of Aquila Merchant Services from April 1, 2001 through December 2001.

Sales, Cost of Sales, and Gross Profit

        Sales and cost of sales for our Capacity Services operations decreased approximately 20% and 19%, respectively, in 2002 compared to 2001, resulting in a decrease in gross profit of $17.0 million. These decreases were primarily due to the following factors:

  •
  Decreases in electricity prices resulted in lower sales and cost of sales, and the lack of volatility reduced the opportunities to take significant price positions, both of which decreased gross profit in our power generation business relative to the significant mark-to-market gains we recorded in 2001 based on movements in market prices for future periods.

  •
  Natural gas liquids prices decreased 15% and throughput volumes decreased 7%, which decreased sales, cost of sales and gross profit in our gas gathering and processing business.

  •
  In connection with our merchant power plants, we make fixed lease payments (capacity payments) evenly throughout the year. For the second quarter of 2002, capacity payments increased by $11.6 million when compared to 2001 as new plants became operational.

  •
  Reduced demand for electricity, reduced liquidity in the market, and over-building of generation capacity have resulted in lower electricity forward price curves and "spark spreads" (the difference between the price at which electricity is sold and the cost of the fuel used to generate it), which have substantially impacted our ability to economically operate our peaking generation plants. Our ability to profitably operate these plants is dependent on market events such as periods of warmer than normal weather in the peak electricity demand periods of May through September or unexpected outages of baseload generating plants which cause higher electricity prices.

  •
  Because our price risk management liabilities are discounted based on our credit standing, the widening of our credit spreads resulted in a mark-to-market adjustment that increased gross profit by approximately $4.0 million. This non-cash increase in gross profit will be reversed in later periods.

Operating Expense

        Operating expense increased $7.7 million due to the continued growth of our power generation business and additional operating costs associated with our U.K. gas storage facility that began operations in the third quarter of 2001, partially offset by lower incentive compensation expense.

Equity in Earnings of Investments

        Equity in earnings of investments increased $7.8 million as the result of continued strong earnings from our independent power generation projects due to favorable price movements on certain long-term contracts.

Year-to-Date

Sales, Cost of Sales, and Gross Profit

        Sales and cost of sales for our Capacity Services operations decreased approximately 43% and 46%, respectively, in 2002 compared to 2001, resulting in a decrease in gross profit of $39.1 million. These decreases were primarily due to the following factors:

  •
  Decreases in electricity prices resulted in lower sales and cost of sales, and the lack of volatility reduced the opportunities to take significant price positions, both of which decreased gross profit in our power generation business relative to the significant mark-to-market gains we recorded in 2001 based on forward price movements.

  •
  Natural gas liquids prices decreased 34% and throughput volumes decreased 9%, which decreased sales, cost of sales and gross profit in our gas gathering and processing business.

  •
  In connection with our merchant power plants, we make fixed lease payments (capacity payments) evenly throughout the year. For the six months of 2002, capacity payments increased by $24.7 million when compared to 2001 as new plants became operational.

  •
  Reduced demand for electricity, reduced liquidity in the market, and over-building of generation capacity have resulted in lower electricity forward price curves and "spark spreads" (the difference between the price at which electricity is sold and the cost of the fuel used to generate it) which have substantially impacted our ability to economically operate our peaking generation plants. Our ability to profitably operate these plants is dependent on market events such as periods of warmer than normal weather in the peak electricity periods of May through September or unexpected outages of baseload generating plants which cause higher electricity prices.

  •
  Because our price risk management liabilities are discounted based on our credit standing, the widening of credit spreads resulted in a mark-to-market adjustment that increased gross profit by approximately $4.0 million. This non-cash increase in gross profit will be reversed in later periods.

Operating Expense

        Operating expense increased $16.2 million due to the continued growth of our power generation business and additional operating costs associated with our U.K. gas storage facility that began operations in the third quarter of 2001, partially offset by lower incentive compensation expense.

Equity in Earnings of Investments

        Equity in earnings of investments increased $14.7 million as the result of continued strong earnings from our independent power generation projects, due to favorable price movements on certain long-term contracts.

Commodity Price Risk

        Approximately 61% of our capacity in 2003 is available for sale (not hedged) which exposes us to swings in earnings related to changes in spark spreads. We manage this exposure by (a) selling forward capacity, (b) hedging spark spreads and (c) selling energy in the cash markets.

        Based on current spark spreads and their recent volatility, we have no assurance that our revenue in 2003 will be sufficient to cover our fixed capacity expenses. However, cash flow from existing power hedges and forward contracts should be sufficient to cover the cash requirements for this capacity.

INTERNATIONAL NETWORKS

        The table below summarizes the operations of our International Networks for the three- and six-month periods ended June 30, 2002 and 2001.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	Dollars in millions
Sales	$87.2	$83.2	$182.6	$177.5
Cost of sales	33.5	29.7	71.8	72.1

Gross profit	53.7	53.5	110.8	105.4

Operating expenses:
Operating expense	26.7	21.0	50.3	43.9
Depreciation and amortization expense	14.8	12.3	28.9	28.1

Total operating expenses	41.5	33.3	79.2	72.0

Other income:
Equity in earnings of investments	28.0	16.4	40.4	25.6
Other income	4.4	5.6	6.1	9.4

Earnings before interest and taxes (EBIT)	$44.6	$42.2	$78.1	$68.4

Operating Statistics:
Electric sales and transportation volumes (MMWh)	6,240	6,407	12,939	13,152

Quarter-to-Quarter

Sales, Cost of Sales and Gross Profit

        Sales increased $4.0 million and cost of sales increased $3.8 million in 2002 compared to 2001. The net increase in sales was primarily due to a 4.5% rate increase in our British Columbia electricity network and an interim rate increase for our Alberta electricity network. Cost of sales increased due to higher purchased power costs.

Operating Expense

        Operating expense increased $5.7 million in 2002 compared to 2001. This increase was primarily due to transition costs related to our Midlands Electricity acquisition, increased costs for technology services, and severance costs.

Equity in Earnings of Investments

        Equity in earnings of investments increased $11.6 million in 2002 compared to 2001. Midlands Electricity, acquired in May 2002, contributed $8.4 million to the increase in equity earnings. Approximately $2.0 million of the increase in equity in earnings was due to goodwill no longer being amortized in the financial statements of our equity method investments. A strengthening of the Australian and New Zealand currencies also added to this increase.

Year-to-Date

Sales, Cost of Sales and Gross Profit

        Sales increased $5.1 million while cost of sales decreased $.3 million in 2002 compared to 2001. The net increase in margin of $5.4 million was primarily due to a 4.5% rate increase in our British Columbia electricity network and an interim rate increase for our Alberta electricity network. The first quarter of 2001 also included sales and cost of sales associated with the Alberta retail operations that were sold in January 2001.

Operating Expense

        Operating expense increased $6.4 million in 2002 compared to 2001. This increase was primarily due to transition costs related to our Midlands Electricity acquisition, increased costs for technology services, and severance costs.

Equity in Earnings of Investments

        Equity in earnings of investments increased $14.8 million in 2002 compared to 2001. Midlands Electricity, acquired in May 2002, contributed $8.4 million to the increase in equity earnings. Approximately $4.1 million of the increase in equity in earnings was due to goodwill no longer being amortized in the financial statements of our equity method investments. Also, a strengthening of the Australian and New Zealand currencies added to this increase.

DOMESTIC NETWORKS

        The table below summarizes the operations of our Domestic Networks for the three- and six-month periods ended June 30, 2002 and 2001.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	Dollars in millions
Sales	$424.4	$457.6	$1,008.3	$1,385.1
Cost of sales	265.8	293.1	656.6	1,011.4

Gross profit	158.6	164.5	351.7	373.7

Operating expenses:
Operating expense	107.0	122.4	232.0	231.3
Restructuring charges	19.9	—	19.9	—
Impairment charges	716.0	—	716.0	—
Depreciation and amortization expense	34.4	40.4	69.8	81.3

Total operating expenses	877.3	162.8	1,037.7	312.6

Other income:
Equity in earnings of investments	(3.3)	3.8	4.6	17.4
Minority interest	1.7	1.3	4.2	2.9
Other income	2.0	3.0	5.1	5.4

Earnings before interest and taxes (EBIT)	(718.3)	9.8	(672.1)	86.8

Non-recurring items:
Impairment of Quanta investment	692.9	—	692.9	—
Impairment of communications investments	23.1	—	23.1	—
Restructuring charges	19.9	—	19.9	—

Operating EBIT	$17.6	$9.8	$63.8	$86.8

Operating Statistics:
Electric sales and transportation volumes (MMWh)	3,300.3	3,129.9	6,432.8	6,385.4
Gas sales and transportation volumes (Bcf)	46.6	39.1	128.5	122.9

Quarter-to-Quarter

Sales, Cost of Sales and Gross Profit

        Sales and cost of sales for the Domestic Networks businesses decreased $33.2 million and $27.3 million, respectively, in 2002 compared to 2001. These decreases were primarily due to a decrease in gas prices in 2002. Gross profit decreased $5.9 million primarily as the result of the decrease in off-system sales to the Western market that were at record levels in 2001.

Operating Expense

        Operating expense decreased $15.4 million in 2002 compared to 2001. The decrease in operating expenses was due primarily to an $11.4 million decrease in long-term and annual incentive compensation resulting from the suspension of payments under the long-term incentive plan pending sustainable improvement in our credit ratings and lower annual incentives earned due to current performance. In the future, we expect annual and long-term incentive compensation costs to be significantly lower due to a redesign of the compensation program. Also, bad debt expenses were lower than in 2001 when large industrial customer bankruptcies and high gas costs resulted in higher accounts receivable write-offs.

Depreciation and Amortization Expense

        Depreciation and amortization expense decreased $6.0 million due to the elimination of goodwill amortization and a $3.5 million decrease in depreciation related to our recent Missouri electric rate case.

Equity in Earnings of Investments

        Equity in earnings of investments decreased $7.1 million in 2002 compared to 2001. The decrease was primarily due to a decrease in equity earnings from our Quanta investment resulting from Quanta's lower earnings for 2002. Partially offsetting the lower Quanta earnings is the elimination of approximately $2.3 million of goodwill amortization.

Year-to-Date

Sales, Cost of Sales and Gross Profit

        Sales and cost of sales for the Domestic Networks businesses decreased $376.8 million and $354.8 million, respectively, in 2002 compared to 2001. These decreases were primarily due to a decrease in gas prices and mild winter weather in 2002. Gross profit decreased $22.0 million primarily as the result of the decrease in off-system sales to the Western market that were at record levels in 2001.

Depreciation and Amortization Expense

        Depreciation and amortization expense decreased $11.5 million due to the elimination of goodwill amortization and a $7.0 million decrease in depreciation related to our recent Missouri electric rate case.

Equity in Earnings of Investments

        Equity in earnings of investments decreased $12.8 million in 2002 compared to 2001. The decrease was primarily due to a decrease in equity earnings from our Quanta investment resulting from Quanta's lower earnings for 2002. Partially offsetting the lower Quanta earnings is the elimination of approximately $4.7 million of goodwill amortization.

Regulatory Matters

        The following is a summary of our pending rate case activity:

Rate Case Designation	Type of service	Date Requested	Amount Requested
			(In millions)
Minnesota	Gas	8/2000	$9.8
Alberta	Electric	12/2001	$30.0
Iowa	Gas	6/2002	$9.3
Michigan	Gas	8/2002	$14.3

        We filed a Minnesota gas rate case in August 2000 for $9.8 million. The case is pending before the Minnesota Utilities Commission with an interim rate increase of approximately $5.2 million in effect at this time.

        In December 2001, we filed for an annual rate increase in Alberta of about $30 million along with an application for a performance-based rate-setting mechanism. On July 2, 2002, we were approved for an interim rate increase of approximately $9.6 million. We expect hearings to be held in August 2002.

        In June 2002, we filed for a general rate increase in Iowa for $9.3 million. We have requested authority to place interim rates into effect subject to refund in the amount of $8.1 million.

        In August 2002, we filed for a general rate increase in Michigan for $14.3 million. We have requested authority to place interim rates into effect subject to refund in the amount of $9.3 million.

        In June 2001, we filed for a $49.4 million increase in our Missouri electric rates. Approximately $39 million of the requested increase related to anticipated increased fuel and purchased power costs that did not materialize. In February 2002, we reached a negotiated settlement with the Commission staff and all interveners that resulted in a $4.3 million annual rate reduction.

CORPORATE AND OTHER

Quarter-To-Quarter

Earnings Before Interest and Taxes

        Earnings before interest and taxes increased $5.1 million in 2002 when compared to the same quarter in 2001. This increase was primarily the result of lower incentive compensation costs of $4.7 million and increased allocations of corporate expenses to business units.

Income Tax Expense (Benefit)

        Income taxes decreased $207.1 million in 2002 compared to 2001 primarily as a result of a loss before income taxes in 2002. The second quarter 2002 income tax benefit was reduced primarily as a result of two factors. First, the tax benefit from the $692.9 million pre-tax write-down of our investment in Quanta Services was limited to available capital gains in the preceding three years and subsequent five years. Because capital gains within the carryback period were less than the loss and significant capital gains could not be assured in the foreseeable future, a $201 million valuation allowance was established. Second, the $178.6 million impairment charge related to Wholesale Services goodwill is considered a permanent difference between book and taxable income and does not result in the recognition of a tax benefit. These adjustments have a significant impact on the 2002 effective tax rate driven by the lower earnings performance discussed earlier.

Year-to-date

Earnings Before Interest and Taxes

        Earnings before interest and taxes decreased $10.3 million in 2002 when compared to the same period in 2001. This decrease was primarily the result of $5.9 million of foreign exchange and interest rate hedge losses relating to our planned financing structure that was not consummated in connection with the Midlands acquisition. Also impacting 2002 were reduced allocations of corporate expenses relating to Merchant Services. In addition, 2001 included higher earnings on invested cash balances of $3.4 million resulting from the March 2001 share issuance.

Interest Expense

        Interest expense and minority interest in income of partnership and trusts decreased $14.7 million in 2002 compared to 2001. Interest expense was lower primarily as a result of lower rates on variable rate short-term and long-term debt. Average short-term borrowings outstanding in 2002 were also lower as a result of the retirement of short-term debt with the proceeds of the issuance of 12.5 million shares in January 2002. In addition, we retired $100 million of company-obligated preferred securities and $204.1 million of other long-term notes in June 2001 where 2002 received a full six-month benefit. These decreases were offset in part by the issuance of $287.5 million of senior notes on February 28, 2002, and interest on debt relating to the acquisition of our interest in Midlands Electricity in May 2002. Our interest expense will increase in future periods as a result of the issuance of $500 million of 11.875% of senior notes in July 2002, to refinance short-term debt borrowings and current maturities bearing interest at lower floating rates.

Income Tax Expense (Benefit)

        Income taxes decreased $261.0 million in 2002 compared to 2001 primarily as a result of a loss before income taxes in 2002. The second quarter 2002 income tax benefit was reduced primarily as a result of two factors. First, the tax benefit from the $692.9 million pre-tax write-down of our investment in Quanta Services was limited to available capital gains in the preceding three years and subsequent five years. Because capital gains within the carryback period were less than the loss and significant capital gains could not be assured in the foreseeable future, a $201 million valuation allowance was established. Second, the $178.6 million impairment charge related to Wholesale Services goodwill is considered a permanent difference between book and taxable income and does not result in the recognition of a tax benefit. These adjustments have a significant impact on the 2002 effective tax rate driven by the lower earnings performance discussed earlier.

SIGNIFICANT BALANCE SHEET MOVEMENTS

        Total assets decreased by $5.8 million since December 31, 2001. This decrease is primarily attributable to the following:

  •
  Accounts receivable, net increased $216.0 million primarily due to the termination of the Merchant Services accounts receivable sales program that had $220 million of sold receivables at December 31, 2001.

  •
  Price risk management assets decreased $45.2 million primarily due to the collection of approximately $259.4 million of current contracts outstanding at December 31, 2001, offset by changes in net positions with counterparties and changes in market prices of gas and power.

  •
  Property, plant and equipment, net increased $125.6 million primarily due to additional construction expenditures on Merchant Services generation projects.

  •
  Investments in unconsolidated subsidiaries decreased $394.0 million primarily due to the $692.9 million write-down of our investment in Quanta Services offset by our $262 million investment in Midlands Electricity.

  •
  Goodwill increased $44.6 million primarily due to $216.6 million of goodwill associated with the Merchant Services exchange offer, net of the $178.6 million impairment charge for Wholesale Services goodwill.

        Total liabilities increased by $176.8 million and common shareholders' equity decreased by $182.6 million since December 31, 2001. These changes are primarily attributable to the following:

  •
  Price risk management liabilities increased $114.3 million primarily due to changes in net positions with counterparties and changes in market prices of gas and power.

  •
  Accrued liabilities decreased $151.8 million primarily due to the payment of accrued annual and long-term incentives that were based on our record earnings in 2001.

  •
  Customer funds on deposit increased by $65.2 million as movements in prices and open positions resulted in additional margin deposit requirements received from our counterparties.

  •
  Minority interest decreased by $154.1 million due to the exchange offer by which we acquired the 20% minority interest in Aquila Merchant that was owned by the public.

  •
  Short-term and long-term debt, including current maturities of long-term debt, together increased by $306.3 million due to the issuance of $287.5 million of senior notes and the debt related to our purchase of Midlands Electricity, partially offset by the repayment of short-term debt with the proceeds from the issuance of additional common shares.

  •
  Common shareholders' equity decreased by $182.6 million primarily as a result of the $765.6 million net loss in 2002 and the $84.4 million of dividends declared, partially offset by the issuance of 12.6 million shares in the Merchant Services exchange offer and the 12.5 million shares of our stock issued in January 2002.

LIQUIDITY AND CAPITAL RESOURCES

Financing

        We believe our current liquidity and access to capital resources will be sufficient to provide adequate financial flexibility to meet our anticipated cash needs. We utilize a $130 million accounts receivable sales program to manage our working capital and provide immediate liquidity. At June 30, 2002, approximately $102.0 million had been utilized. At June 30, 2002, we had $417 million of revolving bank loan borrowings outstanding which were subsequently paid down on July 3, 2002, with the proceeds from our issuance of $500 million of senior notes. The borrowings against our revolver mainly reflected the $230 million maturity of our floating rate notes in May 2002 and $130 million of commercial paper that was not renewed in the second quarter.

        We have various short-term bank facilities supporting our international operations with outstanding borrowings of $288.7 million at June 30, 2002, including a $189.5 million bridge acquisition facility in connection with our acquisition of Midlands Electricity. On April 12, 2002, we entered into a new revolving credit facility totaling $650 million that replaced a $400 million credit facility. The new credit facility consists of two $325 million agreements, one with a maturity date of 364 days, the other three years. On July 3, 2002, we completed our concurrent offerings of 37.5 million shares of common stock and $500 million of senior unsecured notes raising proceeds of approximately $764 million. We used the proceeds from these offerings to repay borrowings under the revolving credit facility, to retire $100 million of company-obligated preferred securities and to increase liquidity. Subsequent to quarter end, one of our counterparties required us to segregate $126 million of cash deposits from our daily cash accounts. This amount will be considered "restricted cash" and not considered available for day-to-day operations.

Current Credit Ratings

        Credit ratings impact our ability to obtain short and long-term financing, the cost of existing and future financing and the execution of our commercial strategies. Our financial flexibility is likewise dependent on the absence of restrictive covenants and other terms that are typically imposed on non-investment grade borrowers. As of August 12, 2002, our senior unsecured long-term debt ratings, as assessed by the three major credit rating agencies, were as follows:

Agency	Rating	Levels above non-investment grade
Standard & Poor's Corporation (S&P)	BBB	Two
Fitch Ratings (Fitch)	BBB-	One
Moody's Investor Service (Moody's)	Baa3	One

        Our credit ratings were placed under review for possible downgrade by S&P on April 23 and by Moody's on May 30. The reasons given by the ratings agencies included our announced acquisition of Cogentrix Energy, risks associated with our foreign investments, concerns that we lacked the financial resources to support our energy trading operations and an analysis of our operations under more stringent credit metrics. Since that time we have taken the following actions:

  •
  Terminated the Cogentrix acquisition;

  •
  Reduced our dividend by 42%;

  •
  Exited from wholesale energy trading;

  •
  Targeted over $1 billion in asset sales in which we have signed sale agreements totaling $218 million and publicly announced bid processes for the sale of our investments in UNL and Midlands. In addition, we have active bid processes for a number of other assets;

  •
  Completed equity and debt offerings totaling $764 million in proceeds;

  •
  Targeted over $100 million in cost reductions, the majority of which have already been achieved.

        Our management is currently in discussions with representatives of Moody's, S&P and Fitch. However, we cannot predict the actions, if any, that may be taken by the credit rating agencies.

Ratings Triggers

        Our credit agreements, debt instruments and other financial obligations provide that the occurrence of certain events could (if not cured) require early payment, additional collateral support or similar actions. These events include the failure to achieve leverage ratios, insolvency events, defaults on scheduled principal or interest payments, acceleration of other financial obligations and a change of control. We are currently in compliance with covenants or other provisions relating to these events. We do not have any trigger events tied to our stock price and have not executed any transactions that require us to issue equity based on credit rating or other trigger events.

        Certain of our subsidiaries have trigger events tied to specified credit ratings. Because of guarantee and cross default provisions between Aquila, Inc. and these subsidiaries, the ratings triggers of our subsidiaries discussed below should be viewed as if they are directly applicable to Aquila, Inc. Our Australian subsidiaries have issued six series of Australian denominated bonds, guaranteed by us, that contain provisions that could require us to repurchase the bonds. The put right for two series aggregating approximately $85 million can be exercised 30 days after a downgrade to non-investment grade by either S&P or Moody's. Those series mature in October 2002. The put right for the other four series aggregating approximately $92 million can be exercised on the next scheduled interest payment date if we are rated below investment grade by S&P.

        Our Merchant Services subsidiary also has three "tolling agreements," and a construction loan and certain margining agreements that have trigger events tied to Aquila's credit ratings. Under the tolling agreements, our subsidiary uses a third party's generation assets to convert fuel into electric power for its subsequent resale. The maximum aggregate amount of collateral that it could be required to post in the event of a ratings trigger under these contracts is approximately $172 million. Of this amount, $45 million must be posted within 10 days of our downgrade below investment grade by either Moody's or S&P; $37 million must be posted within 70 days of the date we are rated below investment grade by both Moody's and S&P; and $28 million under the construction loan must be posted within 10 business days of a downgrade below investment grade by both S&P and Moody's. We expect the trigger under the construction loan will terminate upon the completion of construction and permanent project financing in late September 2002. We also have certain standard margining agreements that would require collateral of $62 million if we are downgraded below investment grade. These potential collateral requirements are expected to decline as we exit the wholesale energy trading business over the next two months.

Other Potential Demands for Collateral

        Although we are in the process of exiting the energy trading operations of our Merchant Services subsidiary, a substantial number of energy trading agreements remain to be settled. The majority of these contracts will be settled within the next two months. These contracts typically include provisions which allow counterparties the right to request additional collateral or suspend or terminate credit if events occur that cause counterparties to feel that there has been a deterioration in underlying credit. In connection with our exit from the wholesale energy trading business, we have identified key commercial relationships that will be important to our ongoing business. If a downgrade were to occur, those relationship companies could potentially ask for collateral support for ongoing and future activity. While it is difficult to predict how many parties would successfully demand some form of collateral, we currently estimate that this amount of collateral would be no more than $135 million. We expect that potential claims on liquidity will be further reduced as we exit our wholesale energy trading business over the next two months.

        As of August 13, 2002, we had approximately $754 million of liquidity consisting of $92 million in domestic cash, $80 million in highly liquid commodity inventory and $582 million in available revolver capacity. In the event of a downgrade, we believe we will have sufficient liquidity to meet our obligations over the 60 to 90 day period following that event. However, our liquidity needs during that period will be dependent on continued access to our revolving credit agreement. We are in compliance with all covenants and representations within the revolving credit agreement necessary for us to access those funds.

        Our long-term liquidity, in general, is dependent in part upon our ability to refinance maturing debt and access to the capital markets. A downgrade in our investment grade credit ratings would hinder our ability to refinance debt and access the capital markets and could have a material adverse effect on our liquidity beyond the 60 to 90 day period following a downgrade. As a result, our liquidity would become more dependent on our asset sales program.

        In addition, we have a lawsuit against a surety provider (see Part II, Item 1. Legal Proceedings) in which the surety provider has demanded that we discharge the surety bond or post collateral in support of it. Should they prevail, it would have a material adverse impact on our liquidity and financial position. We also have surety bonds issued by other providers supporting our remaining long-term gas contracts. Should Chubb prevail, similar actions could be taken by these providers.

Restructuring

        During the second quarter, we re-aligned our Domestic Networks Group to more closely align itself with its regulatory service areas and our Merchant Services group to focus on its core products and services. This resulted in a reduction of approximately 700 positions and the exit from our corporate air travel service. This reduction in employees consisted of approximately 150 Merchant Services employees, 50 Corporate employees, and 500 Domestic Networks employees.

        Due to the increased credit requirements necessary to operate our merchant trading business, we announced on June 17, 2002, our plans to reduce our risk exposure through the elimination of all proprietary trading and market making activities. Because of this decision, we began to wind down our wholesale energy trading operations, while we preserved the business infrastructure for a possible sale or joint venture arrangement with a third party. This decision led to the termination of approximately 370 employees of the wholesale energy trading business and a plan to terminate an additional 320 employees as the trading operations are wound down. As a result of these actions, we recorded restructuring charges of $71.8 million in the second quarter. These charges consist of $40.7 million in involuntary termination costs which were accrued and charged to expense in the quarter, but will be paid bi-weekly over the term of the severance benefit. The amount of termination benefits paid as of June 30, 2002 was $1.4 million, resulting in a remaining liability of $39.3 million. Other costs consisted of $6.8 million for the disposition of the corporate aircraft, $22.8 million relating to the write-down of leasehold improvements and equipment to management's best estimate of fair value and $1.5 million of other restructuring costs.

        On August 6, 2002, we concluded a sale or partnership of our wholesale energy trading was not going to occur, thus we announced that we would completely exit this business and shut down operations by September 30, 2002. We expect to terminate up to an additional 275 employees and incur additional severance of approximately $10.8 million in the third quarter because of this decision. Certain employees of the wholesale energy trading operations have retention agreements to ensure an orderly exit of the business by September 30, 2002. These agreements obligate us to pay these employees approximately $26.8 million if they remain employed by us until released. We also have operating leases for various office facilities used in the wholesale energy trading operations with future lease commitments of $58.5 million. We are in the process of evaluating the future use, sublease or termination of these agreements. In connection with the exit of this business, we expect to incur additional losses for the liquidation of outstanding trading contracts.

Cash Flows

        Cash Flows from Operating Activities—Cash flows from operating activities were higher in the six months ended June 30, 2002, as compared to the same period in 2001 primarily due to 2002 cash collections related to price risk management assets and net changes in accounts receivable and accounts payable. Also, in 2001, because of changes in open positions and market prices and the removal of corporate guaranties in connection with the Merchant Services initial public offering, we were required to make additional margin deposits. Partially offsetting increased cash flows in 2002 was the termination of the Merchant Services accounts receivable sales program. As of December 31, 2001, a total of $220 million of Merchant Services accounts receivable had been sold under the program. In the first quarter of 2002, we did not sell new receivables. Instead, we replaced this source of working capital by using the proceeds of the senior note issue sold to the public. Also, impacting cash flows from operating activities was the payment of higher annual and long-term incentive compensation based on the record earnings in 2001 and miscellaneous regulatory and other deferrals in 2002. We expect cash flows from operating activities to be negative for the second half of 2002, primarily due to the requirement by one of our counterparties to segregate $126 million of cash from our daily cash accounts.

        Cash Flows from Investing Activities—Cash flows used for investing activities included increased capital expenditures for utility plant additions and merchant power generation construction. In addition, the acquisition of our interest in Midlands Electricity in May 2002 increased cash used for investing activities. The sale of our Domestic Network pipeline operations generated approximately $60.9 million of cash in 2002. In 2001 we received $129.9 million on the sale of shares of Aquila Merchant Services.

        Cash Flows from Financing Activities—Cash flows from financing activities came primarily from our issuance of common stock and senior notes. On January 30, 2002, we issued 12.5 million shares of our common stock to the public, which raised approximately $278 million in net proceeds and our issuance of $287.5 million of 7.875% senior notes due in February 2032. Net proceeds from the stock issuance were used primarily to reduce short-term debt. Net proceeds from the bond issuance were used primarily to replace liquidity from the Merchant Services accounts receivable sales program that was terminated.

Midlands Electricity Acquisition

        On May 8, 2002, we completed our purchase of a 79.9% economic interest in Midlands Electricity plc, a United Kingdom electricity network, from FirstEnergy Corp. The gross price of this acquisition was approximately $262 million. The purchase price consists of an initial payment of $155 million, which was financed through an acquisition facility, closing costs of $19 million and an $88 million present value obligation to be paid in six equal annual payments of $19 million each. Midlands Electricity is the fourth-largest regional electricity company in the United Kingdom, serving approximately 2.3 million customers through a 38,000-mile distribution network. Midlands Electricity also owns 886 megawatts of net generating capacity in the U.K., Turkey and Pakistan. Pursuant to an operating services agreement, we will provide management and operating services to Midlands in exchange for a management fee. FirstEnergy retained substantive participating and protective rights as the minority partner. We and FirstEnergy each have 50% voting power and an equal number of representatives on the Midlands Electricity board. Although we have the majority economic interest, FirstEnergy's participation in the ordinary course of business decisions is significant; including, approval of senior management compensation, additional capital contributions, distributions other than as provided in the agreement, budgets and financial plans and the dissolution of the company. As such, we are required to account for this acquisition using the equity method of accounting. In addition, FirstEnergy has the right to sell its interest in Midlands Electricity to us at fair market value if, at any time during the 30-day period prior to the sixth anniversary of closing, the fair value of its holdings is less than $72.8 million.

        On August 7, 2002, we announced that we intend to initiate a bid process for the sale of our interest in Midlands Electricity. This decision was made in light of our program to target $1 billion in asset sales and in response to interest by others in our investment.

Cogentrix Transaction Termination

        On August 2, 2002, we agreed to terminate our purchase agreement signed in April 2002, to acquire Cogentrix Energy, Inc., a leading independent power producer. We agreed with Cogentrix that due to the current uncertainty of the electric power market, proceeding with the transaction was impractical and not in either company's best interest.

Premium Equity Participating Securities

        Our Premium Equity Participating Securities units totaling $250 million (units issued at $25 a unit) include a contract to purchase shares of our common stock on or before November 16, 2002, and a 7.35% trust preferred security. The contract to purchase our common stock may be satisfied by paying us $25 in cash and retaining the trust preferred security or surrendering the trust preferred security

($25 par value) in exchange for between 1.01 to 1.17 shares of our common stock. The number of shares of common stock to be issued in satisfaction of the purchase obligation depends on our average stock price in the 20 trading days prior to November 12, 2002. If the trust preferred securities are surrendered we are obligated to attempt to remarket these securities at the then current market yield. If we successfully remarket these securities, we will receive $250 million in cash for the issuance of our common stock and the trust preferred securities will remain outstanding until they mature in November 2004. At current market prices for our stock, this would result in the issuance of an additional 11.7 million shares of common stock at a price of $21.31 per share. If these securities are not successfully remarketed, we will cancel the trust preferred securities in lieu of the receipt of cash for the issuance of common stock.

Market Risk—Trading

        During the second quarter, we decided to limit our trading activity to marketing energy from assets we own and operate. We will no longer be a market maker. We are in the process of exiting our wholesale energy trading business and expect to incur losses in liquidating these trading contracts. Because of this decision, we have significantly reduced our market risk exposure as we have eliminated open trading positions and are in the process of liquidating our wholesale energy trading contracts.

Certain Trading Activities

        Transactions carried out in connection with trading activities are accounted for under the mark-to-market method of accounting. Under this method, our energy commodity trading contracts, including physical transactions (mainly gas and power) and financial instruments, are recorded at fair value. We primarily use quoted market prices from published sources or comparable transactions in liquid markets to value our contracts. If actively quoted market prices are not available, we contact brokers and other external sources or use comparable transactions to estimate current values of our contracts. When market prices are not readily available or determinable, certain contracts are valued at fair value using an alternative approach such as model pricing. Because our price risk management liabilities are discounted using our credit rating, the widening of credit spreads resulted in a mark-to-market adjustment that increased gross profit by approximately $38.0 million. This adjustment is included in fair value generated during the period.

        The changes in fair value of our trading and other contracts for the six months ended June 30, 2002 are summarized below:

Total
In millions
Fair value of contracts outstanding at December 31, 2001	$590.9
Fair value generated during the period	174.8
Contracts realized or settled during the period—entered into in 2002	(115.8)
Contracts realized or settled during the period—entered into in prior years	(259.4)

Fair value of contracts outstanding at June 30, 2002	390.5
Long-term gas contracts	(791.6)

Total	$(401.1)

        The fair value of contracts maturing in each of the next four years and thereafter are shown below:

Total
In millions
2002	$25.8
2003	110.2
2004	76.3
2005	48.2
Thereafter(a)	130.0

Fair value of contracts outstanding at the end of the period	390.5
Long-term gas contracts	(791.6)

Total price risk management assets (liabilities)	$(401.1)

  (a)
  As these contracts have been significantly hedged to limit our commodity price exposure, movement in commodity prices will have limited impact on the value provided.

2002 EARNINGS OUTLOOK

        We are reducing our full year operating earnings guidance from $1.30—$1.40 to approximately $1.00 per share. The revised earnings guidance does not include any future restructuring charges as highlighted in Footnote 2 to consolidated condensed financial statements. The main causes for this change relate to the following:

    •
    A mild summer price environment that reduced expected revenues from merchant power plants. The main season for these plants is June 15 through September 15.

    •
    The execution of our plan to shut down substantially all operations of our wholesale energy trading business and the determination that certain long-term gas contracts will remain with Aquila.

    •
    Higher interest expense stemming from a higher rate on the $500 million of senior notes completed on July 3, 2002, and lower than expected common stock sales proceeds.

        These factors along with others result in lower 2002 earnings expectations. In addition, the impact of asset sales will change the earnings trends within various business segments and may result in lower earnings in future periods. However, we cannot predict the impact or degree of any change from asset sales at this time.

Part II

Other Information

Item 1. Legal Proceedings

        On February 19, 2002, we filed a suit against Chubb Insurance Group, the issuer of surety bonds in support of our performance under certain of our long-term gas supply contracts. Previously, Chubb had demanded that it be released from its up to $561 million surety obligation or, alternatively, that we post collateral to secure its obligation. We do not believe that Chubb is entitled to be released from its surety obligations or that we are obligated to post collateral to secure its obligations unless it is likely we will default on the contracts. Chubb has not alleged that we are likely to default on the contracts. If Chubb were to prevail, it would have a material adverse impact on our liquidity and financial position. We have performed under these contracts since their inception and believe we will be able to continue to perform on the contracts and that we will prevail in the action. We rely on other suretys in support of long-term gas supply contracts similar to those described above. There can be no assurance that these suretys will not make claims similar to those raised by Chubb.

        A consolidated lawsuit was filed against us in Delaware Chancery Court in connection with the recombination of Aquila with our Aquila Merchant subsidiary that occurred pursuant to an exchange offer completed in January 2002, raising allegations concerning the lack of independent members on the board of directors of Aquila Merchant to negotiate the terms of the exchange offer on behalf of the public shareholders of Aquila Merchant. The plaintiffs' claims for equitable relief were denied by the Delaware Chancery Court in January 2002, and there has been no further activity with the lawsuit. Securities fraud complaints seeking damages based on the same conduct were recently filed against us in federal court. Persons holding certificates formerly representing approximately 1.8 million shares of Aquila Merchant common stock are also pursuing their appraisal rights in connection with the recombination. We do not believe that any of these actions will have an outcome materially adverse to us.

        In response to the discovery of improper trading activities by Enron, several U.S. and state regulatory commissions have commenced inquiries into the trading practices of over 150 energy merchant companies, including Aquila, to determine whether these companies engaged in any manipulative trading activities similar to those uncovered through the publication of internal Enron memoranda. After a thorough internal review, our management responded under oath that it did not believe that we engaged in any of the trading practices identified in such inquiries.

        Additionally, Aquila, along with numerous other energy merchant companies, has received requests from various regulatory bodies to provide documents and answer questions relating to transactions by which companies may have booked revenue that is misleading or the transactions were otherwise improper because they were "wash-transactions" or "round-trip trades" undertaken for the purpose of inflating trading volumes and revenue. In response to such inquiries, Aquila conducted an extensive internal review of its past trading activity for the period from 1999 through 2001 to identify those trades that could have some of the characteristics of "wash-transactions" or "round-trip trades". The trades identified accounted for less than one-half of one percent of Aquila's trading and marketing revenues during this period. Management has stated under oath that these trades were conducted for legitimate business purposes such as determining market price, depth and direction and to manage the risk of Aquila's portfolio due to changing market information, and that none of those trades were "wash-transactions" or "round-trip trades" entered into for the purpose of increasing volumes or revenues.

Item 4. Submission of Matters to a Vote of Security Holders

        We held our annual meeting of shareholders on May 1, 2002. At the meeting, the following matters were voted on by the shareholders:

  1.
  Election of Directors:

Director	Term	Votes For	Votes Withheld
Robert K. Green	3 years	122,181,427	3,340,145
Herman Cain	3 years	122,969,666	2,551,906
Robert F. Jackson, Jr.	3 years	122,027,093	3,494,479

    Following the election, our Board of Directors consisted of Richard C. Green, Jr. (Chairman); John R. Baker; Herman Cain; Robert K. Green; Irvine O. Hockaday, Jr.; Heidi E. Hutter; Dr. Stanley O. Ikenberry, Ph.D.; Robert F. Jackson, Jr.; L. Patton Kline; and Gerald L. Shaheen.

  2.
  The shareholders voted 85,366,954 For, 10,683,548 Against and 2,430,908 Abstain to approve of the Aquila, Inc. 2002 Omnibus Incentive Compensation Plan. Broker non-votes totalled 27,040,162.

Item 5. Other Information

        Our proxy statement in connection with our 2002 Annual Meeting of Shareholders inadvertently omitted to disclose $400,000 of compensation for Keith Stamm and $250,000 of compensation for Ed Mills related to bonuses they earned for their successful execution of growth initiatives.

Item 6. Exhibits and Reports on Form 8-K

(a)  List of Exhibits:

Exhibit No.		Description
3	(a)	Restated Certificate of Incorporation.
10	(a)(1)	Second Amendment UtiliCorp United Inc. Capital Accumulation Plan.
10	(a)(2)	Retention Agreement dated as of July 1, 2002, by and between Aquila Merchant Services, Inc. and Edward K. Mills.
99.1		Certification of Chief Executive Officer.
99.2		Certification of Chief Financial Officer.

(b)  Report on Form 8-K

        We filed Current Reports on Form 8-K during the second quarter ended June 30, 2002, as follows:

Date Filed	Item No.
May 21, 2002	Items 5—Announcement of change in independent accountant
Item 7—Letter of agreement from Arthur Andersen, LLP.
June 19, 2002	Item 5—Announcement to offer common shares in registered offering and senior notes in offering exempt from registration and announcement of revised operating earnings per share guidance.
Item 7—Press release dated June 18, 2002, and excerpts from Common Stock Preliminary Prospectus Supplement dated June 19, 2002.
June 28, 2002	Item 5—Announcement of pricing of 37.5 million shares of common stock in a registered offering and $500 million senior notes in a private placement.
Item 7—Press releases dated June 27, 2002 and June 28, 2002.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUILA, INC.

By:	/s/ DAN STREEK Dan Streek Chief Financial Officer
Signing on behalf of the registrant and as principal financial and accounting officer
Date:	August 14, 2002

QuickLinks

PART I—FINANCIAL INFORMATION
PART II—OTHER INFORMATION
Part I. Financial Information
  Item 1. Financial Statements
Aquila, Inc. Consolidated Condensed Statements of Income—Unaudited
Aquila, Inc. Consolidated Condensed Statements of Income—Unaudited
Aquila, Inc. Consolidated Condensed Balance Sheets
Aquila, Inc. Consolidated Condensed Statements of Comprehensive Income—Unaudited
Aquila, Inc. Consolidated Condensed Statements of Cash Flows—Unaudited
AQUILA, INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
AQUILA, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Part II Other Information
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
Signatures