Form 10-Q
period 2002-09-30
AQUILA  INC
filed 2002-11-14
CIK 66960

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
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

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2002
Common Stock, $1 par value	181,622,890

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Information regarding the consolidated condensed financial statements is set forth on pages 3 through 24.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion and analysis of financial condition and results of operations can be found on pages 25 through 51.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are subject to market risk as described on pages 34 through 36 of our 2001 Annual Report to Shareholders. See discussion on pages 50 through 51 for changes in market risk since December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

        Information regarding disclosure controls and procedures can be found on page 52.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Information regarding legal proceedings can be found on page 53.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Information regarding Corporate Governance and Management Restructuring can be found on page 53.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits and Reports on Form 8-K can be found on pages 54 through 55.

Part I.    Financial Information

Item 1.    Financial Statements

Aquila, Inc.

Consolidated Condensed Statements of Income—Unaudited

	Three Months Ended September 30,
	2002	2001
	Dollars in millions, except per share amounts
Sales:
Natural gas—non-regulated	$60.5	$108.6
Electricity—non-regulated	117.0	267.7
Natural gas—regulated	77.3	85.4
Electricity—regulated	315.5	307.8
Other	6.2	34.5

Total sales	576.5	804.0

Cost of sales:
Natural gas—non-regulated	80.8	87.0
Electricity—non-regulated	188.3	202.4
Natural gas—regulated	41.9	50.2
Electricity—regulated	131.6	134.5
Other	5.6	8.6

Total cost of sales	448.2	482.7

Gross profit	128.3	321.3

Operating expenses:
Operating expense	202.5	198.2
Restructuring charges	116.2	—
Impairment charges and net loss on sale of assets	39.0	—
Depreciation and amortization expense	54.3	64.0

Total operating expenses	412.0	262.2

Other income (expense):
Equity in earnings of investments	60.1	47.5
Minority interest	2.4	(6.5)
Other	19.4	31.0

Total other income (expense)	81.9	72.0

Interest expense	68.4	45.4
Minority interest in income of partnership and trusts	4.6	5.3

Total interest expense	73.0	50.7

Earnings (loss) from continuing operations before income taxes	(274.8)	80.4
Income tax expense (benefit)	(94.2)	15.6

Earnings (loss) from continuing operations	(180.6)	64.8
Earnings (loss) from discontinued operations, net of tax	(151.0)	4.1

Net income (loss)	$(331.6)	$68.9

Basic earnings (loss) per common share:
Continuing operations	$(1.01)	$.56
Discontinued operations	(.84)	.04

Net income (loss)	$(1.85)	$.60

Diluted earnings (loss) per common share:
Continuing operations	$(1.01)	$.55
Discontinued operations	(.84)	.03

Net income (loss)	$(1.85)	$.58

Dividends per common share	$.175	$.30

See accompanying notes to consolidated condensed financial statements.

Aquila, Inc.

Consolidated Condensed Statements of Income—Unaudited

	Nine Months Ended September 30,
	2002	2001
	Dollars in millions, except per share amounts
Sales:
Natural gas—non-regulated	$353.2	$789.5
Electricity—non-regulated	351.2	669.5
Natural gas—regulated	503.2	769.1
Electricity—regulated	815.7	817.9
Other	44.0	38.5

Total sales	2,067.3	3,084.5

Cost of sales:
Natural gas—non-regulated	286.3	382.7
Electricity—non-regulated	305.0	393.5
Natural gas—regulated	322.0	588.3
Electricity—regulated	358.6	357.5
Other	17.7	21.5

Total cost of sales	1,289.6	1,743.5

Gross profit	777.7	1,341.0

Operating expenses:
Operating expense	614.9	765.1
Restructuring charges	188.0	—
Impairment charges and net loss on sale of assets	933.6	—
Depreciation and amortization expense	162.1	184.6

Total operating expenses	1,898.6	949.7

Other income (expense):
Equity in earnings of investments	128.5	100.4
Minority interest	6.5	(20.1)
Other	47.0	66.0
Gain on sale of subsidiary stock	—	110.8

Total other income (expense)	182.0	257.1

Interest expense	162.9	146.9
Minority interest in income of partnership and trusts	15.6	22.8

Total interest expense	178.5	169.7

Earnings (loss) from continuing operations before income taxes	(1,117.4)	478.7
Income tax expense (benefit)	(168.8)	200.5

Earnings (loss) from continuing operations	(948.6)	278.2
Earnings (loss) from discontinued operations, net of tax	(148.6)	7.4

Net income (loss)	$(1,097.2)	$285.6

Basic earnings (loss) per common share:
Continuing operations	$(6.20)	$2.51
Discontinued operations	(.97)	.07

Net income (loss)	$(7.17)	$2.58

Diluted earnings (loss) per common share:
Continuing operations	$(6.20)	$2.43
Discontinued operations	(.97)	.07

Net income (loss)	$(7.17)	$2.50

Dividends per common share	$.775	$.90

See accompanying notes to consolidated condensed financial statements.

Aquila, Inc.

Consolidated Condensed Balance Sheets

	September 30, 2002	December 31, 2001
	(Unaudited)	(See Note 1)
	Dollars in millions
ASSETS
Current Assets:
Cash and cash equivalents	$514.9	$262.9
Restricted cash	131.2	—
Funds on deposit	190.6	168.2
Accounts receivable, net	2,063.4	2,926.8
Inventories and supplies	207.6	289.4
Price risk management assets	350.0	824.4
Prepayments and other	452.3	320.9

Total current assets	3,910.0	4,792.6

Property, plant and equipment, net	2,993.2	2,907.8
Investments in unconsolidated subsidiaries	1,578.9	2,045.6
Price risk management assets	619.1	436.5
Notes receivable, net	463.0	415.6
Goodwill, net	335.4	337.7
Deferred charges and other assets	365.6	394.1
Non-current assets of discontinued operations	412.6	618.4

Total Assets	$10,677.8	$11,948.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$546.9	$679.1
Short-term debt	597.5	548.6
Accounts payable	1,981.7	3,156.2
Accrued liabilities	383.2	598.5
Price risk management liabilities	448.9	573.2
Customer funds on deposit	177.3	122.0

Total current liabilities	4,135.5	5,677.6

Long-term liabilities:
Long-term debt, net	2,423.5	1,747.9
Deferred income taxes and credits	414.2	347.9
Price risk management liabilities	1,004.4	929.3
Minority interest	1.5	157.6
Deferred credits	197.4	286.4

Total long-term liabilities	4,041.0	3,469.1

Company-obligated preferred securities	250.0	250.0
Common shareholders' equity	2,251.3	2,551.6

Total Liabilities and Shareholders' Equity	$10,677.8	$11,948.3

See accompanying notes to consolidated condensed financial statements.

Aquila, Inc.

Consolidated Condensed Statements of Comprehensive Income—Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	Dollars in millions
Net income (loss)	$(331.6)	$68.9	$(1,097.2)	$285.6
Other comprehensive income (loss):
Unrealized currency translation adjustments	(13.4)	(16.7)	8.2	(16.8)
Unrealized cash flow hedges	(19.4)	(1.5)	(30.0)	(1.2)

Comprehensive Income (Loss)	$(364.4)	$50.7	$(1,119.0)	$267.6

Consolidated Condensed Statements of Common Shareholders' Equity

	September 30, 2002	December 31, 2001
	(Unaudited)	(See Note 1)
	Dollars in millions
Common Stock: authorized 400 million shares at September 30, 2002 and December 31, 2001, par value $1 per share; 181,299,947 shares issued at September 30, 2002 and 115,941,120 shares issued at December 31, 2001; authorized 20 million shares of Class A common stock, par value $1 per share, none issued	$181.3	$115.9
Premium on Capital Stock	2,916.1	2,047.0
Retained (Deficit) Earnings	(733.6)	479.3
Treasury Stock, at cost (16,704 and 447 shares at September 30, 2002 and December 31, 2001, respectively)	(.1)	—
Accumulated Other Comprehensive Losses	(112.4)	(90.6)

Total Common Shareholders' Equity	$2,251.3	$2,551.6

See accompanying notes to consolidated condensed financial statements.

Aquila, Inc.

Consolidated Condensed Statements of Cash Flows—Unaudited

	Nine Months Ended September 30,
	2002	2001
	Dollars in millions
Cash Flows From Operating Activities:
Net income (loss)	$(1,097.2)	$285.6
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization expense	184.8	207.6
Restructuring charges	188.0	—
Impairment charges and net loss on sale of assets	1,170.2	—
Cash payments for restructuring	(59.6)	—
Provision for uncollectible notes receivable	20.0	—
Gain on sale of subsidiary stock	—	(110.8)
Net changes in price risk management assets and liabilities	242.6	(111.6)
Deferred income taxes and credits	(15.9)	(13.6)
Equity in earnings of investments	(133.3)	(103.0)
Dividends from investments	74.5	30.6
Minority interest	(6.5)	20.1
Changes in certain assets and liabilities:
Accounts receivable/payable, net	(76.6)	201.5
Accounts receivable sold, net	(14.5)	(130.0)
Termination of Merchant accounts receivable sales program	(220.0)	—
Restricted cash	(131.2)	—
Funds on deposit	(22.4)	(66.8)
Inventories and supplies	81.8	(144.5)
Prepayments and other	(98.2)	(79.8)
Accrued liabilities	(246.3)	90.3
Customer funds on deposit	55.3	(285.4)
Deferred credits	(52.1)	18.7
Deferred charges and other assets	(9.6)	65.4

Cash used for operating activities	(166.2)	(125.7)

Cash Flows From Investing Activities:
Additions to utility plant	(193.5)	(171.6)
Merchant capital expenditures	(142.7)	(112.3)
(Increase) decrease in notes receivable, net	(67.4)	12.3
Investments in international businesses	(193.0)	(8.7)
Investment in communication services	(46.5)	(46.7)
Cash generated on sale of assets	127.7	129.9
Other	21.0	(22.5)

Cash used for investing activities	(494.4)	(219.6)

Cash Flows From Financing Activities:
Issuance of common stock	549.8	332.6
Issuance of subsidiary common stock	—	316.0
Issuance of long-term debt	1,106.4	798.8
Retirement of long-term debt	(600.3)	(733.8)
Retirement of company-obligated preferred securities	(100.0)	(100.0)
Short-term borrowings (repayments), net	62.0	(408.8)
Cash dividends paid	(115.7)	(99.6)
Other	10.4	75.3

Cash provided from financing activities	912.6	180.5

Increase (decrease) in cash and cash equivalents	252.0	(164.8)
Cash and cash equivalents at beginning of period	262.9	392.6

Cash and cash equivalents at end of period	$514.9	$227.8

See accompanying notes to consolidated condensed financial statements.

AQUILA, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

1.1    Basis of Presentation

        The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our 2001 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on August 14, 2002. We believe it is best to read our year-end consolidated financial statements in conjunction with this report. The accompanying Balance Sheet and Statement of Common Shareholders' Equity as of December 31, 2001, were derived from our audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, the accompanying consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair representation of our financial position and the results of our operations. Certain estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods shown have been made in preparing the consolidated condensed financial statements. Actual results could differ from these estimates.

        Certain prior year amounts in the consolidated condensed financial statements have been reclassified where necessary to conform to the 2002 presentation. In particular, sales and cost of sales have been reclassified to report energy trading gains and losses on a net basis pursuant to Emerging Issues Task Force Issue No. 02-3 (EITF 02-3) as discussed under the caption "Energy Trading Activities." Also, as discussed in Note 4, "Discontinued Operations," the assets to be sold and results of operations from those assets have been reclassified as discontinued operations in the accompanying balance sheets and statements of income for all periods presented.

        As a result of the reclassification associated with the discontinued operations and reclassification of sales and cost of sales discussed above, combined with our former auditor's, Arthur Andersen LLP, inability to attest to these adjustments due to their demise, we are required to have our financial statements for the years ended December 31, 2000 and 2001 re-audited by our newly engaged auditors. We do not anticipate any changes to our audited 2000 and 2001 financial statements filed with our Annual Report on Form 10-K/A on August 14, 2002, except the reclassifications necessary to reflect the discontinuation of certain operations and reclassification of sales and cost of sales under EITF No. 02-3. We expect the re-audits to be completed in early 2003.

1.2    Change in Accounting Principle

        Effective January 1, 2002, we changed our method of accounting for our Merchant Services gas storage inventory (inventory used in daily trading activities) from the lower of cost or market method to a fair value method. This method facilitates a better matching of inventory value to the related revenues from future contract commitments that are also carried at fair value. This method consists of recording the fair value of this gas storage inventory using the gas daily index price from the last day of the reporting period for the applicable storage location. We had $71.3 million of gas storage inventory as of December 31, 2001, consisting of 27.4 Bcf at $2.61/mmbtu. In connection with the exit of our wholesale trading activities, we sold our entire gas storage inventory used in daily trading activities during the third quarter of 2002.

        The cumulative effect of this change at January 1, 2002, was a reduction in income before income taxes of $643,000 and net income of $386,000, or less than one cent per share. The effect of this change is included in Natural gas – non-regulated sales and is not separately identified in our

Statement of Income. However, had this change been in effect for the three- and nine-month periods ended September 30, 2001, net income and diluted earnings per share would have been affected as follows:

	Three Months Ended September 30, 2001		Nine Months Ended September 30, 2001
	As Reported	Pro Forma	As Reported	Pro Forma
	In millions, except per share amounts
Net income	$68.9	$52.0	$285.6	$236.4
Diluted earnings per share	$.58	$.44	$2.50	$2.07

        In October 2002, the EITF reached a consensus to rescind EITF Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." All new contracts that would otherwise have been accounted for under Issue 98-10, and that do not fall within the scope of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133), should no longer be marked-to-market through earnings beginning on October 25, 2002. This rescission would have resulted in a change from carrying these inventories at market to carrying these inventories at cost, however, as we have sold our inventory as of September 30, 2002, there will be no impact on our results of operations or financial position.

1.3    New Accounting Pronouncements

1.3.1    Goodwill and Other Intangible Assets

        On January 1, 2002, we were required to adopt Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that goodwill no longer be amortized to expense. Rather, this statement requires that goodwill be tested for impairment at least annually and, if impaired, be written off against earnings at that time. We completed an initial assessment of the realizability of our goodwill and determined that as of January 1, 2002, no goodwill impairments existed.

        Amortization expense for the three- and nine-month periods ended September 30, 2001 totaled $5.2 million and $17.5 million, respectively. In addition, our earnings from equity method investments included $4.4 million and $13.1 million of amortization expense, for the three- and nine-months ended September 30, 2001, respectively.

        As discussed in Note 6, $218.7 million of goodwill was recorded in the repurchase of Aquila Merchant Services, Inc. on January 7, 2002. We allocated $175.0 million of this goodwill to our Wholesale Services segment and $43.7 million to our Capacity Services segment based upon future expected cash flows. As a result of our second quarter decision to exit the wholesale energy trading business, we determined that all of the goodwill in our Wholesale Services business was impaired. Therefore, we recorded an impairment charge of $178.6 million in the second quarter of 2002. In addition, as further discussed in Note 3, we recorded a total impairment charge related to our investment in Quanta Services, Inc. of $692.9 million, which included a $328.0 million goodwill impairment charge related to this investment.

        In connection with the sale of our interest in Lockport Energy and our plan to sell Aquila Gas Pipeline, allocated goodwill of $14.0 million and $19.0 million, respectively, was included in the basis used in determining the Impairment Charges and Net Loss on Sale of Assets in the third quarter of 2002. Also, approximately $26.7 million of goodwill related to Katy Storage and $73.3 million of goodwill in investments in unconsolidated subsidiaries related to our investment in the Oasis Pipe Line Company has been reclassified to "Non-current Assets of Discontinued Operations" in the Consolidated Condensed Balance Sheet. See Note 4 for further discussion.

        Our goodwill allocated to each segment at September 30, 2002 and December 31, 2001 is as follows:

	September 30, 2002	December 31, 2001
	Dollars in millions
Goodwill, net:
Wholesale Services	$—	$3.6
Capacity Services	10.3	10.3
Domestic Networks	132.6	130.7
International Networks	192.5	193.1

	335.4	337.7

Goodwill in Investments in Unconsolidated Subsidiaries	—	328.0

Total	$335.4	$665.7

        Following are disclosures of net income and earnings per share for the three- and nine-month periods ended September 30, 2001, had SFAS 142 been in effect at the beginning of those periods:

	Three Months Ended September 30, 2001		Nine Months Ended September 30, 2001
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
	Dollars in millions, except per share amounts
Reported net income	$64.8	$4.1	$278.2	$7.4
Goodwill amortization	4.3	.9	14.4	3.1
Goodwill amortization in equity in earnings	4.4	—	13.1	—

Adjusted net income	$73.5	$5.0	$305.7	$10.5

Adjusted earnings per share:
Basic	$.63	$.05	$2.75	$.10
Diluted	$.62	$.04	$2.66	$.10

1.3.2    Asset Retirement Obligations

        In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred. When the liability is initially recorded, we will include the fair value of the estimated cost of removal as an addition to the asset purchase cost, with an offsetting liability related to the estimated cost of removal. The liability will be increased to the nominal value over time. Upon settlement of the liability, we will record a gain or loss for the difference between the settled liability and the recorded amount. This standard will become effective for us on January 1, 2003, and will be recorded as a cumulative effect of an accounting change. We are in the process of identifying our assets that are subject to a retirement obligation and assessing the impact that the adoption of this standard will have on our financial position and results of operations.

1.3.3    Energy Trading Activities

        In June 2002, the EITF reached a consensus on a topic discussed in EITF No. 02-3, "Recognition and Reporting of Gains and Losses on Energy Trading Contracts under EITF No. 98-10, 'Accounting for Contracts Involved in Energy Trading Risk Management Activities."' EITF No. 02-3 requires that gains and losses on energy trading contracts be shown net on the income statement whether or not they are settled physically. The adoption of this standard requires the reclassification of all prior period sales and cost of sales to reflect the net gains and losses on energy trading contracts. This new standard became effective beginning in the third quarter of 2002. The adoption of this requirement had no impact on our gross profit, but it did result in a reduction of sales and cost of sales.

        In October 2002, the EITF met again regarding EITF No. 02-3 and reached a consensus to rescind EITF No. 98-10 and require that all new contracts that would otherwise have been accounted for under EITF 98-10 and that do not fall within the scope of SFAS 133, no longer be marked-to-market through earnings beginning on October 25, 2002. This provision is effective for the first fiscal quarter beginning after December 15, 2002. Accordingly, a cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20 will be recorded in the first quarter of 2003 for all of those contracts affected as of October 25, 2002. The adoption of this requirement would reduce net income by approximately $13.9 million if adopted as of September 30, 2002.

        The following table reconciles gross sales and cost of sales to sales and cost of sales reported after the effects of EITF 02-3 and the reclassification of discontinued operations discussed in Note 4:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	In millions
Sales:
Gross sales	$11,057.1	$9,315.5	$29,572.7	$31,736.9
Sales netted per EITF 02-3	(10,402.2)	(8,433.3)	(27,284.8)	(28,269.2)
Sales reclassified to discontinued operations	(78.4)	(78.2)	(220.6)	(383.2)

Reported net sales	$576.5	$804.0	$2,067.3	$3,084.5

Cost of Sales:
Gross cost of sales	$10,907.5	$8,971.7	$28,739.2	$30,327.4
Cost of sales netted per EITF 02-3	(10,402.2)	(8,433.3)	(27,284.8)	(28,269.2)
Cost of sales reclassified to discontinued operations	(57.1)	(55.7)	(164.8)	(314.7)

Reported net cost of sales	$448.2	$482.7	$1,289.6	$1,743.5

1.3.4    Impairment or Disposal of Long-Lived Assets

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. Additionally, this statement expands the scope of discontinued operations and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. SFAS 144 also requires that the respective income statements for current and prior periods for components of an entity that have been disposed of, or that are carried as held for sale, be shown as the results from discontinued operations, less applicable income taxes, as a separate component of income in the Consolidated Condensed Income Statement. In addition, assets held for sale shall be presented separately in the Consolidated Condensed Balance Sheet. This standard became effective for us on January 1, 2002. See Footnote 4, "Discontinued Operations," for additional information.

1.3.5    Costs Associated with Exit or Disposal Activities

        On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). The primary effect of applying SFAS 146 will be on the timing of recognizing costs associated with exit or disposal activities. This standard requires companies to recognize certain costs associated with exit or disposal costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

2.    Restructuring Charges

        During the second and third quarters of 2002, we restructured our Domestic Networks Group to more closely align itself with its regulatory service areas and exited our wholesale energy trading business. The reductions in employees that resulted from the restructuring, including employees transferred with the sale of businesses, consisted of approximately 1,120 Merchant Services employees, 80 Corporate employees, and 430 Domestic Networks employees.

        Because of these decisions, we recorded severance costs of $13.4 million in the third quarter of 2002 and $54.1 million in the nine months of 2002. Certain employees of the wholesale energy trading operations had retention agreements to ensure an orderly exit of the business. During the third quarter, we paid approximately $28.9 million of retention payments to these employees.

        As a result of these actions, we recorded restructuring charges of $116.2 million and $188.0 million, respectively, for the three- and nine-month periods ended September 30, 2002 that consisted of the following:

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
	In millions
Severance costs	$13.4	$54.1
Retention payments	28.9	28.9
Lease agreements	36.7	36.7
Write-down of leasehold improvements and equipment	36.4	59.2
Disposition of corporate aircraft	.3	7.1
Other restructuring costs	.5	2.0

Total restructuring charges	$116.2	$188.0

        Severance costs were accrued and charged to expense, but will be paid bi-weekly over the term of the severance benefit. The amount of severance costs paid for the three and nine months ended September 30, 2002, was $14.0 million and $15.4 million, respectively. The remaining liability for severance costs as of September 30, 2002, was $38.7 million.

        During the second and third quarters, we also wrote-down certain leasehold improvements and equipment in our wholesale energy trading business that were no longer realizable based on management's best estimate of their fair value. The disposition of the corporate aircraft primarily included the termination of applicable lease agreements and losses associated with the sale of our corporate aircraft. We also have operating leases for various office facilities used in the wholesale energy trading operations with future lease commitments including estimated maintenance and building restoration costs of $86.7 million. During the third quarter, we determined that $36.7 million of these leases would no longer be used and therefore recorded a restructuring charge for the estimated future net lease cost after estimated sublease recoveries. Approximately $3.1 million of these excess lease costs were paid in the third quarter.

        We continue to evaluate our staffing levels and expect to incur additional severance and retention costs as we reduce staff by approximately 200 positions in the fourth quarter of 2002.

3.    Impairment Charges and Net Loss on Sale of Assets

        We recorded the following impairment charges and net loss on sale of assets for the three and nine months ended September 30, 2002:

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
	In millions
Investment in Quanta Services	$5.2	$698.1
Wholesale Services goodwill	—	178.6
Communications technology investments	—	23.1
Exit from Lodi gas storage investment	21.9	21.9
Termination of Cogentrix acquisition	12.2	12.2
Other	(.3)	(.3)

Total impairment charges and net loss on sale of assets	$39.0	$933.6

        We also incurred a $236.6 million loss on the sale of Aquila Gas Pipeline that is reflected in discontinued operations. See Footnote 4, "Discontinued Operations," for further discussion.

3.1    Quanta Services

        At June 30, 2002, our cost basis in our 38% equity investment in Quanta of approximately $26.69 per share was significantly above the trading price of Quanta's stock. On July 1, 2002, Quanta announced that it had reduced its earnings forecast due to a continued decline in the telecommunications industry, reduced utility construction spending, and the financial difficulties of Quanta's two largest customers. Quanta's share price had dropped to approximately $3.00 per share after this announcement. Because of these factors, and the termination of our proxy contest for control of Quanta in May 2002, we concluded that there was an other than temporary decline in the fair value of this investment. Accordingly, in the second quarter of 2002, we wrote the investment down by $692.9 million to its estimated fair value of $3.00 a share, or $87.7 million in total.

        In the third quarter of 2002, we sold approximately 8.4 million shares of Quanta stock at an average price of $2.38 per share for an additional loss of $5.2 million, reducing our ownership percentage from 38% to approximately 27%. In October 2002, we sold an additional 8.0 million Quanta shares at a price of $3.00 per share. After this sale, our ownership percentage is approximately 14%. As a result, we will account for this asset as a cost method investment in future periods. We continue to evaluate our remaining holdings of 12.8 million Quanta shares and expect to dispose of these shares prior to December 31, 2002.

3.2    Wholesale Services

        In connection with our decision to exit our wholesale energy trading operations, we assessed our ability to realize the goodwill associated with our Wholesale Services business. This assessment was based on our best estimate of the value of this business in a liquidation, which we determined was less than the carrying value of its net assets. Because future earnings or sufficient sales proceeds could no longer support this asset, we wrote off the entire unamortized goodwill balance in the second quarter of 2002.

3.3    Communications Technology Investments

        During the quarter ended June 30, 2002, we determined that certain cost and equity method investments in our communications technology-related businesses were impaired based on continuing losses in these businesses, their continued failure to achieve operational goals, the inability of these businesses to obtain additional capital, and our assessment of the long-term prospects of these businesses. Accordingly, we wrote off $23.1 million of these investments.

        In addition, we are in the process of reviewing the strategic initiatives for Everest Connections. If we decide not to continue to fund or otherwise support Everest Connections, and it is unable to obtain separate third party debt or equity funding, our current investment of approximately $210 million would be impaired in part or in its entirety.

3.4    Lodi Gas Storage

        On October 31, 2002, we announced that we had exited our investment in the Lodi gas storage project in California due to our exit from the wholesale energy trading business. We owned 50% of WHP Acquisition Company LLC, a company jointly established with an affiliate of ArcLight Energy Partners Fund I, L.P. in 2001 to purchase Western Hub Properties LLC, the developer of the Lodi gas storage project. Under the settlement, WHP Acquisition Company LLC redeemed Aquila's ownership interest for cash payments totaling $5 million over a five-year period. We were also released from all of our guarantee obligations relating to this transaction. We recorded a $21.9 million pre-tax and after-tax loss on this transaction.

3.5    Cogentrix Transaction Termination

        On August 2, 2002, we agreed to terminate our purchase agreement signed in April 2002 to acquire Cogentrix Energy, Inc., a leading independent power producer. We agreed with Cogentrix that due to the current uncertainty of the electric power market, the deterioration of the creditworthiness of some of Cogentrix's customers and our exit from the wholesale energy trading business, proceeding with the transaction was impractical and not in either company's interest. In connection with the termination of this transaction we expensed legal, consulting and termination fees of $12.2 million.

3.6    Notes Receivable and Royalty Interests

        We are in the process of evaluating the best way to monetize our investment in notes receivable and associated royalty interests in our Aquila Energy Capital Corporation portfolio of loans to energy-related businesses. As part of this evaluation, we will determine if a loan-by-loan sale or sale of the entire portfolio maximizes value and liquidity to us. If we decide to execute a sale of the entire portfolio, we would expect to incur substantial losses on its disposition.

4.    Discontinued Operations

        Consistent with our announced intention to sell $1 billion of assets, we have announced the sale of the following assets from our Capacity Services segment which were considered discontinued operations in accordance with SFAS 144.

4.1    Sale of Katy Storage

        On August 8, 2002, we signed an agreement to sell our Texas natural gas storage facility for approximately $180 million. This transaction is expected to close in the fourth quarter of 2002.

4.2    Sale of Aquila Gas Pipeline

        On August 19, 2002, we signed an agreement to sell our Texas and Mid-Continent natural gas pipeline systems, including our natural gas and natural gas liquids processing assets, and our ownership percentage in Oasis Pipe Line Company, for $265 million. The transaction closed on October 1, 2002. In connection with this sale, we recorded an estimated pre-tax loss of $236.6 million, or $156.0 million after tax, to reduce the carrying value of the assets to be sold to their fair value less estimated selling costs.

        In connection with our plan to sell these assets, we have reported the results of operations of Katy Storage and Aquila Gas Pipeline in discontinued operations for the three- and nine-month periods ended September 30, 2002 and 2001 in the Consolidated Condensed Statements of Income. The related assets held for sale have been reclassified as assets of discontinued operations on the September 30, 2002 and December 31, 2001 Consolidated Condensed Balance Sheets. The Non-current Assets of Discontinued Operations at September 30, 2002 were made up of property, plant and equipment of $285.7 million, investments in unconsolidated subsidiaries of $100.2 million and goodwill of $26.7 million.

        Unaudited operating results of Katy Storage and Aquila Gas Pipeline for the three- and nine-month periods ended September 30, 2002 and 2001 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	In millions
Sales	$78.4	$78.2	$220.6	$383.2
Cost of sales	(57.1)	(55.7)	(164.8)	(314.7)

Gross profit	21.3	22.5	55.8	68.5

Operating expense	7.3	9.3	25.0	33.4
Impairment charges and net loss on sale of assets	236.6	—	236.6	—
Depreciation and amortization expense	7.6	7.6	22.7	23.0
Equity in earnings of investments	(1.9)	(.7)	(4.8)	(2.6)
Other (income) expense	—	(1.3)	—	(1.1)

Total operating and other (income) expense	249.6	14.9	279.5	52.7

Earnings (loss) before interest and taxes	(228.3)	7.6	(223.7)	15.8
Interest expense	1.2	1.2	3.8	5.1

Earnings (loss) before taxes	(229.5)	6.4	(227.5)	10.7
Income tax expense (benefit)	(78.5)	2.3	(78.9)	3.3

Earnings (loss) from discontinued operations	$(151.0)	$4.1	$(148.6)	$7.4

5.    Earnings (Loss) per Common Share

        The following table shows the amounts used in computing basic and diluted earnings (loss) per common share and the effect on income and weighted average number of shares of dilutive securities for the three- and nine-month periods ended September 30, 2002 and 2001. As a result of the net loss for the three-month and nine-month periods ended September 30, 2002, the potential issuances of common stock were anti-dilutive and therefore not included in those periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	In millions, except per share amounts
Earnings (loss) available for common shares	$(331.6)	$68.9	$(1,097.2)	$285.6
Interest on convertible bonds	—	—	—	.1

Earnings (loss) available for common shares after assumed conversion of dilutive securities	$(331.6)	$68.9	$(1,097.2)	$285.7

Earnings (loss) per share:
Basic	$(1.85)	$.60	$(7.17)	$2.58
Diluted	$(1.85)	$.58	$(7.17)	$2.50

Weighted average number of common shares used in basic earnings per share used in basic earnings per share	179.6	115.4	153.1	110.9
Per share effect of dilutive securities:
Company-obligated preferred securities	—	2.0	—	2.2
Stock options and restricted stock	—	1.1	—	1.1
Convertible bonds	—	.2	—	.2

Weighted average number of common shares and dilutive common shares used in diluted earnings per share	179.6	118.7	153.1	114.4

6.    Financings, Mergers, Acquisitions and Divestitures

6.1    Exchange Offer

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

        We accounted for this transaction as a purchase. The total purchase price of $369.7 million was determined based upon the market price of the approximately 12.6 million Aquila common shares issued in the tender offer and merger, an estimated liability to dissenting shareholders at the same market price and transaction costs. The purchase price was in excess of our proportionate interest in the fair value of the net assets of Aquila Merchant acquired by approximately $218.7 million. This excess was classified as goodwill and allocated as $175.0 million to our Wholesale Services segment and $43.7 million to our Capacity Services segment based on future expected cash flows. Due to our decision to exit the wholesale energy trading operations, we subsequently wrote off the goodwill that was allocated to the Wholesale Services segment based upon the lack of expected future cash flows.

6.2    Equity and Senior Notes Offerings

        On January 30, 2002, we sold 12.5 million shares of our common stock to the public at a price of $23 per share, which raised approximately $277.7 million in net proceeds. Net proceeds from the sale were used to reduce short-term debt and for general corporate purposes.

        On February 28, 2002, we issued $287.5 million of 7.875% senior notes due in February 2032. These bonds are callable by us at par after February 28, 2007. Net proceeds from the sale were used to replace liquidity of $220 million previously provided under Aquila Merchant's accounts receivable sales program and to retire short-term debt incurred for general corporate purposes.

        On July 3, 2002, we completed our concurrent offerings of 37.5 million shares of our common stock to the public at a price of $7.50 per share and $500 million of 11.875% senior unsecured notes due in July 2012, raising total proceeds of approximately $764 million. We used the proceeds from these offerings to repay $417 million of borrowings under the revolving credit facility, to retire $100 million of current maturities of company-obligated preferred securities and to increase liquidity. On September 2, 2002, Moody's lowered our credit rating from Baa3 to Ba2. As a result, the interest rate on these senior notes has increased to 13.125%.

6.3    Pipeline Operations

        In January 2002, we completed the sale of an intrastate pipeline for our net book value of approximately $65.9 million, including a $5 million deposit received in 2001.

6.4    Midlands Electricity Acquisition

        On May 8, 2002, we completed our purchase of a 79.9% economic interest in Midlands Electricity plc (Midlands), a United Kingdom electricity network, from FirstEnergy Corp. The gross price of this acquisition was approximately $262 million. The purchase price consists of an initial payment of $155 million, which was financed through a short-term acquisition facility, transaction costs of $19 million, and a promissory note to be paid in six equal annual payments of $19 million each (with an initial present value of approximately $88 million). Midlands is the fourth-largest regional electricity company in the United Kingdom, serving approximately 2.3 million customers through a 38,000-mile distribution network. Midlands also owns 886 megawatts of net generating capacity in the U.K., Turkey and Pakistan. Pursuant to an operating services agreement, we provide management and operating services to Midlands in exchange for a management fee.

        In connection with the acquisition, FirstEnergy retained substantive participating and protective rights as the minority partner. We and FirstEnergy each have 50% voting power and an equal number of representatives on the Midlands board of directors. Although we have the majority economic interest, FirstEnergy's participation in the ordinary course of making business decisions is significant; including approval of senior management compensation, additional capital contributions, distributions other than as provided in the agreement, budgets and financial plans and the dissolution of the company. As such, we are required to account for this acquisition using the equity method of accounting. FirstEnergy has the right to sell its interest in Midlands to us at fair market value if, at any time during the 30-day period prior to May 8, 2008, the fair value of FirstEnergy's holdings is less than $72.8 million.

        The continuation of recognizing equity earnings from our Midlands investment is dependent on an assumption that the investment will be realized in cash dividends or cash proceeds from the possible sale of the investment. Although the current forecast supports the recognition of equity earnings, we may be precluded from recognizing equity earnings if we conclude that those earnings cannot be realized in cash. Additionally, if Midlands' credit rating is downgraded below investment grade, Midlands may be prohibited from paying dividends or may require additional cash funding to stabilize its financial condition. Midlands is committed to maintaining its investment grade rating and has taken such steps as reducing the level of dividends paid and eliminating discretionary cash expenditures. However, we may not be in a financial position to provide such support to Midlands, if required, which may eliminate our ability to recognize equity earnings and potentially impair a portion of our investment.

        A summary income statement for Midlands for the year ended December 31, 2001, is as follows:

In millions
Operating Results:
Sales	$568.2
Costs and expenses	469.7

Net income	$98.5

        On August 7, 2002, we initiated a bid process for the sale of our interest in Midlands. We expect to receive binding offers in late November and will make a determination regarding the acceptance of any of the offers in December.

6.5    New Zealand

        On October 11, 2002, 100% of the outstanding shares of UnitedNetworks Limited (UNL), in which we had a 70.2% indirect interest, were acquired by VECTOR Limited for a purchase price of NZ$9.90 per share. The sale resulted in $362 million of net cash proceeds to us which will be utilized to retire debt. Prior to closing this transaction, we repurchased our minority partner's 14.7% stake in UNL for approximately $38.5 million. We expect to record a $120 million pre-tax gain, or $28 million after-tax gain, in the fourth quarter of 2002 as a result of this sale.

6.6    Pulse Energy

        On July 2, 2002, we announced that United Energy and Multinet Gas had reached an agreement to sell their combined 50% interest in Pulse Energy, a retail electric and gas company. Through our 34% ownership in United Energy and our 25.5% ownership in Multinet Gas, we had an approximate 15% ownership in Pulse. United Energy also announced the sale of its interests in EdgeCap, a marketing and trading business, and Utili-Mode, a provider of back office support services for United Energy and others. The sales of these three businesses closed in the third quarter and resulted in a $3.0 million pre-tax and after-tax gain.

6.7    Power Plant Lease

        In February of 2002, we entered into an agreement to lease from a special purpose entity a $235 million, 510-megawatt power plant which is being constructed in Piatt County, Illinois. We expect construction to be completed in June 2003. Under the lease, which is a five-year operating lease that begins after construction is completed, we guarantee up to 89.99% of the construction costs prior to completion. We also guarantee that the residual value at the end of the lease will equal at least 83% of construction costs. As of September 30, 2002, $178.0 million of construction costs had been funded. We are required to cash collateralize all future construction costs in excess of the $178.0 million spent to date. We have deposited $45.3 million of cash collateral as of September 30, 2002. See Footnote 9, "Credit Facilities—Debt Covenants," for further discussion.

6.8    Hole House

        On October 15, 2002, we sold our Hole House natural gas storage assets in the United Kingdom for $34.9 million. In connection with this sale, we recorded an estimated pre-tax and after-tax loss on disposal of $1.8 million to reduce the carrying value of the assets to their fair value less estimated selling costs.

6.9    Lockport Energy

        On September 30, 2002, we completed the sale of our 16.58% interest in the Lockport Energy facility for $37.5 million that was comprised of $27.0 million in cash and a $10.5 million note due in November 2002. We recorded a minimal pre-tax gain and a $5.3 million after-tax loss on this sale.

        See Footnote 3, "Impairments and Net Loss on Sale of Assets," and Footnote 4, "Discontinued Operations," for discussion of other asset sales.

7.    Finance Subsidiaries' Securities

        Aquila Networks Canada Finance Corporation and UtiliCorp Capital Trust I are wholly-owned consolidated finance subsidiaries of Aquila. We have fully and unconditionally guaranteed the $200 million of long-term debt and $250 million of company-obligated preferred securities issued by these subsidiaries, respectively.

8.    Reportable Segment Reconciliation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	Dollars in millions
Sales:
Wholesale Services	$(89.2)	$74.5	$43.9	$549.4
Capacity Services	172.9	219.2	343.5	492.0

Total Merchant Services	83.7	293.7	387.4	1,041.4

International Networks	84.5	85.0	267.1	262.5
Domestic Networks	408.3	425.3	1,412.8	1,780.6

Total Global Networks Group	492.8	510.3	1,679.9	2,043.1

Total	$576.5	$804.0	$2,067.3	$3,084.5

EBIT:
Wholesale Services	$(241.3)	$30.7	$(394.6)	$241.5
Capacity Services	(40.8)	13.3	(17.1)	73.4
Minority interest	—	(7.4)	—	(23.9)
Gain on sale of subsidiary stock*	—	—	—	110.8

Total Merchant Services	(282.1)	36.6	(411.7)	401.8

International Networks	60.8	48.9	138.9	117.3
Domestic Networks	32.0	45.0	(640.1)	131.8

Total Global Networks Group	92.8	93.9	(501.2)	249.1

Corporate and other	(12.5)	.6	(26.0)	(2.5)

Total EBIT	(201.8)	131.1	(938.9)	648.4
Interest expense	73.0	50.7	178.5	169.7

Earnings (loss) from continuing operations before income taxes	$(274.8)	$80.4	$(1,117.4)	$478.7

*
Gain on the sale of Aquila Merchant Services shares by Aquila in 2001.

	September 30, 2002	December 31, 2001
	Dollars in millions
Assets:
Wholesale Services	$3,722.9	$4,655.2
Capacity Services*	1,400.5	1,593.4

Total Merchant Services	5,123.4	6,248.6

International Networks	2,126.8	1,867.2
Domestic Networks	2,813.4	3,512.5

Total Global Networks Group	4,940.2	5,379.7

Corporate and other	614.2	320.0

Total	$10,677.8	$11,948.3

*
Includes Non-current Assets of Discontinued Operations of $412.6 million and $618.4 million as of September 30, 2002 and December 31, 2001, respectively.

9.    Credit Facilities

9.1    Revolving Credit Agreement

        On April 12, 2002, we entered into a new revolving credit facility totaling $650 million that replaced a $400 million credit facility. The new credit facility consists of two $325 million credit agreements, one with a maturity date of 364 days, the other three years. As of September 30, 2002, $400 million of borrowings were outstanding under this facility in addition to $139.8 million of letters of credit.

9.2    Debt Covenants

        Certain of our finance arrangements (including our $650 million revolving credit facility and our guarantees related to three synthetic leases) require that, subject to certain exclusions of non-cash gains or losses, our earnings before interest, taxes, depreciation and amortization during the previous four quarters must be at least 2.25 times our interest expense during that same period. We refer to this as our interest coverage ratio. As a result of our operating performance, the winding down of our wholesale energy trading business and our asset sales program, we are not in compliance with our interest coverage ratio for the period ended September 30, 2002. Because of the "trailing" 12-month nature of the financial covenant, we do not expect to be in compliance with our required interest coverage ratio as it is currently defined until at least December 31, 2003.

        We obtained waivers from the affected lenders from the requirement to comply with our interest coverage ratio from September 30, 2002, until April 12, 2003. In exchange, we paid down obligations of approximately $158.6 million to those lenders and agreed that 50% of any net cash proceeds under $1 billion dollars and 100% of any net cash proceeds above $1 billion dollars received prior to April 12, 2003, from any further sales of our North American assets would be used to reduce our obligations to those lenders on a pro rata basis. Any cash proceeds that are used to reduce borrowings under these financing arrangements permanently reduce, on a dollar for dollar basis, the amount of credit available to us under those agreements. We also agreed to make reasonable efforts to obtain approvals that would allow us to pledge certain of our regulated assets as security for the benefit of our lenders. In addition, we were required to pay fees of approximately $2.4 million to the lenders in connection with these waivers.

        As of September 30, 2002, our revolving credit agreement is the only obligation on our balance sheet that contains these interest coverage ratio provisions. This debt, as well as approximately $112.6 million of other debt that could be declared due under cross default provisions, has been classified as a current liability on the September 30, 2002 balance sheet. Should the waiver not be extended beyond April 12, 2003, and the above lenders demand payment in full, substantially all of our remaining debt would become due and payable. We would not have adequate liquidity to meet these obligations should they become due. We will continue to work with our lenders and expect to reach an agreement that is acceptable to both us and the banks before the expiration of the current waivers.

        In our negotiations to obtain waivers of our interest coverage ratio breach and consents with respect to asset dispositions, we agreed to purchase notes from the lessors in the two power plant leases and the turbine lease. The amount of notes that we will purchase will be determined by the pro rata distribution of the cash proceeds we receive from our asset sales. We therefore expect to consolidate these assets and the related debt on our books in the fourth quarter of 2002 as they will no longer qualify for off-balance sheet treatment. Based on balances outstanding as of November 11, 2002, we would consolidate approximately $324 million of assets and debt on to our balance sheet during the fourth quarter of 2002. The debt may be further reduced by applying cash collateral deposits of approximately $82 million to the outstanding notes.

9.3    Current Credit Ratings

        Credit ratings impact our ability to obtain short and long-term financing, the cost of such financing and the execution of our commercial strategies. Our financial flexibility is likewise dependent on the absence of restrictive covenants and other terms that are typically imposed on non-investment grade borrowers. As of November 13, 2002, our senior unsecured long-term debt ratings, as assessed by the three major credit rating agencies, were as follows:

Agency	Rating	Outlook
Moody's Investor Service (Moody's)	Ba2	Stable
Standard & Poor's Corporation (S&P)	BBB-	Negative
Fitch Ratings (Fitch)	BBB-	Negative

        On September 3, 2002, Moody's lowered our credit rating from investment grade of Baa3 to Ba2 stable outlook, a non-investment grade. Additionally, on September 4, 2002, S&P downgraded us to BBB-, their lowest investment grade rating, from BBB, and placed us on negative outlook. As a result of the Moody's downgrade, our interest costs have increased and we were required to post collateral to support certain loan and operating contracts discussed below.

9.4    Interest Rate Adjustment Based on Our Credit Rating

        Because of the downgrade of our credit rating to Ba2 by Moody's, the interest rate on $500 million of our senior notes due 2012 has increased from 11.875% to 13.125% and the interest rate on $250 million of our senior notes due 2011 increased from 7.95% to 8.70%.

        If Moody's downgrades us below Ba2, the interest on both series of senior notes will increase an additional .25%. If S&P downgrades us further, the interest rate on these senior notes will increase as follows:

S&P Rating	$500 Million 2012 Senior Notes Adjustment Amount	$250 Million 2011 Senior Notes Adjustment Amount
BB+	1.00%	.50%
BB	1.25%	.75%
BB- or lower	1.50%	1.00%

9.5    Ratings Triggers

        We do not have any trigger events (e.g. an acceleration of repayment of outstanding indebtedness, an increase in interest costs or the posting of cash collateral) tied to our stock price and have not executed any transactions that require us to issue equity based on our credit ratings or other trigger events. Certain of our subsidiaries have trigger events tied to specified credit ratings. Because of guarantee and cross default provisions between Aquila, Inc. and these subsidiaries, the ratings triggers of our subsidiaries discussed below should be viewed as if they are directly applicable to Aquila, Inc.

        In October 2002, we retired $81.4 million of Australian denominated bonds at their maturity date. Our Australian subsidiaries have four other outstanding series of Australian denominated bonds, guaranteed by us, that contain provisions that could require us to repurchase the bonds (i.e. a put right). The put right (aggregating approximately $84.1 million as of September 30, 2002) can be exercised on the next scheduled quarterly or semi-annual interest payment date if we are rated below investment grade by S&P.

        Our Merchant Services subsidiary also has three "tolling agreements," a construction loan and certain margining agreements that have trigger events tied to Aquila's credit ratings. Under the tolling agreements, our subsidiary uses a third party's generation assets to convert fuel into electric power for its subsequent resale. We posted collateral in the third quarter relating to these agreements due to our downgrade by Moody's. The amounts posted included $45.0 million related to one of the tolling agreements, $27.5 million related to the construction loan, and $39.8 million related to standard margining agreements. The maximum aggregate amount of additional collateral that could be required to be posted in the event of a downgrade by S&P under the remaining tolling agreements is $37.0 million. We could be required to post this amount within 70 days to eight months of the date we are rated below investment grade by S&P. Based on our current view, the standard margining agreements would require us to post an additional $22.9 million if we were downgraded by S&P.

9.6    Other Potential Demands for Collateral

        Although we have substantially exited the wholesale energy trading business of our Merchant Services subsidiary, a number of energy trading agreements remain to be settled or liquidated. These contracts consist of various long-term gas contracts, weather derivatives, alternative risk contracts, and European coal and other commodity trading contracts that are difficult to liquidate. These contracts typically include provisions which allow counterparties to request additional collateral to support underlying transactions if events occur that cause counterparties to believe that there has been deterioration in our creditworthiness. In connection with our exit from the wholesale energy trading business and the support requirements of our networks businesses, we have identified key commercial relationships that are essential to our ongoing business. As a result of the Moody's downgrade, we provided collateral to certain counterparties in the form of cash deposits or letters of credit totaling $41.0 million. While it is difficult to predict how many additional parties may successfully demand some form of collateral, we currently estimate that the amount of additional cash collateral if S&P were to downgrade us to BB would be no more than $94.0 million.

        The following table summarizes the collateral posted through November 11, 2002, and additional collateral which may be required to be posted in the future:

	Potential Collateral Disclosed in Second Quarter 10-Q	Amounts Posted/ Paid to Date	Potential Additional Amounts to be Posted on S&P Downgrade
	In millions
Australian denominated bonds	$177.0	$81.4	$84.1
Tolling agreements	82.0	45.0	37.0
Construction loan	28.0	27.5	—
Standard margining agreements	62.0	39.8	22.9
Other collateral demands	135.0	41.0	94.0

Total	$484.0	$234.7	$238.0

        If Moody's were to downgrade us below Ba3 and/or if S&P were to downgrade us below BB-, we may need to post additional collateral amounts of up to $73 million above the amounts stated above.

9.7    Legal Proceeding

        On February 19, 2002, we filed a suit against Chubb Insurance Group, the issuer of surety bonds in support of certain of our long-term gas supply contracts. Previously, Chubb had demanded that it be released from its up to $554 million surety obligation or, alternatively, that we post collateral to secure its obligation. We do not believe that Chubb is entitled to be released from its surety obligations or that we are obligated to post collateral to secure its obligations unless it is likely we will default on the contracts. Chubb has not alleged that we are likely to default on the contracts. If Chubb were to prevail, it would have a material adverse impact on our liquidity and financial position. We rely on other sureties in support of long-term gas supply contracts similar to those described above. There can be no assurance that these sureties will not make claims similar to those raised by Chubb. We have performed under these contracts since their inception and intend to continue to fully perform on the contracts.

10.  Suspension of Dividend

        On November 13, 2002, the Board of Directors suspended the annual dividend on common stock for an undetermined time. This decision stems from a detailed analysis of the company's current financial condition, its liquidity forecast and its earnings prospects after completion of the asset sales program discussed above. Based on this analysis, the Board of Directors decided that the most prudent course of action was to suspend the dividend until the company's financial condition and stability is clarified. At this time we cannot predict when or if the Board of Directors will reinstate the dividend or, if reinstated, what the annualized dividend rate will be in the future.

11.  Restricted Cash

        As reported in our last Form 10-Q, during the third quarter, one of our counterparties required us to segregate the margin cash deposits they have advanced to us from our daily cash accounts. This amount is considered "restricted cash" and not considered available for day-to-day operations. The amount of this restricted cash at September 30, 2002 was $131.2 million and is included in "Restricted cash" in the accompanying Consolidated Condensed Balance Sheets.

12.  Income Taxes

        The 2002 income tax benefit was reduced primarily as a result of two factors. First, the tax benefit from the $698.1 million pre-tax write-down and loss on sale of a portion of our investment in Quanta Services is limited to available capital gains in the preceding three years and subsequent five years. Because capital gains within the carryback period were less than the loss and significant capital gains could not be assured in the foreseeable future, a $197 million valuation allowance was established. Second, the $178.6 million impairment charge related to Wholesale Services goodwill is considered a permanent difference between book and taxable income and does not result in the recognition of a tax benefit. These adjustments, as well as other adjustments in the first quarter of 2002, have had a significant impact on the 2002 effective tax rate for the nine months ended September 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

AQUILA, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

        Except where noted, the following discussion refers to the consolidated entity, Aquila, Inc. Although we recently announced our exit from our Wholesale Services business, during the periods covered by this report, our businesses were structured as follows: (a) Merchant Services, consisting primarily of two segments, (i) Wholesale Services, our North American and European commodity and client services businesses (including our capital business), and (ii) Capacity Services, our power generation, natural gas gathering and processing operations (currently classified as discontinued operations), and investments in independent power projects, and (b) Global Networks Group, consisting of two segments, (i) International Networks, our Canadian, Australian, United Kingdom and New Zealand electricity and gas utility businesses, and (ii) Domestic Networks, our electricity and gas utilities in seven mid-continent states. Domestic Networks also includes our communications business and our investment in Quanta Services, Inc.

13.    FORWARD-LOOKING INFORMATION AND RISK FACTORS

        This report contains forward-looking information. These statements involve risks and uncertainties, and there are certain important factors that can cause actual results to differ materially from those anticipated. We generally intend the words "may," "will," "should," "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," "continue," "presently determined" or the negative of these terms or similar expressions to identify forward-looking statements. Similarly, statements that describe our objectives, plans and goals may be forward-looking statements. Some of the important factors and risks that could cause actual results or liquidity to differ materially from those anticipated include:

  •
  Further downgrades of our credit ratings below investment grade will increase our interest costs and adversely affect our liquidity.

  •
  Our commitments under long-term gas delivery contracts will generate significant losses and negative cash flows for their term.

  •
  Based upon current power prices, our obligations under contracts that allow us to generate power will result in significant losses and negative cash flows for an extended period of time. We are not anticipating improvements in power prices for at least three years.

  •
  Our ability to access the capital markets is substantially curtailed.

  •
  If we are unable to renegotiate our bank arrangements prior to April 12, 2003, substantially all of our debt could become due. We would not be able to meet these obligations should they become due.

  •
  We may not be able to obtain attractive prices for planned asset sales.

  •
  The inability to pass through increased fuel and purchased power costs to our customers in certain regulatory jurisdictions may affect the results of operations of our Global Networks Group. We do not have an electric fuel adjustment mechanism in Missouri which is a material service territory of our Global Networks Group.

  •
  We would be unable to meet the resulting obligations if there were an adverse ruling in our litigation with Chubb.

  •
  Both our Global Networks Group and Merchant Services businesses are weather-sensitive. Weather can affect results significantly to the extent that temperatures differ from historical averages.

  •
  We are exposed to market risk on open positions on trading contracts, which may cause us to realize gains or losses.

  •
  The value of the U.S. dollar relative to the British pound, Canadian dollar and Australian dollar can affect financial results from our foreign operations.

  •
  The modification of regulations or historical practices in those jurisdictions in which we rely upon our ability to recover our costs from our customers could affect our earnings.

  •
  The result of rate proceedings will affect future earnings of our Global Networks Group.

  •
  The construction of communications fiber-optic networks and start-up operations of our communications business will have a negative effect on cash flows and earnings over the near term.

  •
  A determination to discontinue funding of Everest Connections could result in an impairment of our investment in part or in its entirety which could have a negative effect on our results of operations and financial condition.

  •
  We expect to incur losses from the liquidation and/or termination of contracts as we exit the wholesale energy trading business.

14.    RESULTS OF OPERATIONS

14.1    Executive Summary

        This review of performance is organized by business segment, reflecting the way we managed our business during the periods covered by this report. Each business group leader is responsible for operating results down to earnings before interest and taxes (EBIT). Corporate management is responsible for making all financing decisions. Therefore, each segment discussion focuses on the factors affecting EBIT, while financing and income taxes are separately discussed at the corporate level.

        We use the term "Operating EBIT" to describe our recurring earnings from continuing operations before interest and taxes excluding items we deem to be non-recurring. The term is not meant to replace actual EBIT, or be considered as an alternative to net income or cash flows from operating activities, which are determined in accordance with generally accepted accounting principles (GAAP), as an indicator of operating performance or as a measure of liquidity, or other performance measures used under GAAP. In addition, the term may not be comparable to similarly titled measures used by other entities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	Dollars in millions
Operating Earnings (Loss) From Continuing Operations Before Interest and Taxes:
Wholesale Services	$(60.4)	$30.7	$16.2	$241.5
Capacity Services	(5.9)	13.3	18.4	73.4
Minority interest	—	(7.4)	—	(23.9)

Total Merchant Services	(66.3)	36.6	34.6	291.0

International Networks	57.8	48.9	135.9	117.3
Domestic Networks	37.2	45.0	101.0	131.8

Total Global Networks Group	95.0	93.9	236.9	249.1

Corporate and other	(4.5)	.6	(18.0)	(2.5)

Total Operating EBIT	24.2	131.1	253.5	537.6

Non-recurring items:
Restructuring charges	(116.2)	—	(188.0)	—
Impairment and loss on sale of Quanta investment	(5.2)	—	(698.1)	—
Impairment of Wholesale Services goodwill	—	—	(178.6)	—
Impairment of communications investments	—	—	(23.1)	—
Loss on exit from Lodi gas storage interest	(21.9)	—	(21.9)	—
Termination of Cogentrix acquisition	(12.2)	—	(12.2)	—
Wholesale energy trading margin losses	(70.8)	—	(70.8)	—
Gain on sale of Aquila Merchant shares	—	—	—	110.8
Other	.3	—	.3	—

Actual EBIT	(201.8)	131.1	(938.9)	648.4

Interest expense	73.0	50.7	178.5	169.7
Income tax expense (benefit)	(94.2)	15.6	(168.8)	200.5

Earnings (loss) from continuing operations	(180.6)	64.8	(948.6)	278.2

Earnings (loss) from discontinued operations, net of tax	(151.0)	4.1	(148.6)	7.4

Net income (loss)	$(331.6)	$68.9	$(1,097.2)	$285.6

Diluted earnings (loss) per share:
Continuing operations	$(1.01)	$.55	$(6.20)	$2.43
Discontinued operations	(.84)	.03	(.97)	.07

Net income (loss)	$(1.85)	$.58	$(7.17)	$2.50

14.1.1    Key Factors Impacting Operating EBIT

        Our total Operating EBIT decreased in 2002 compared to 2001. Key factors affecting 2002 results were as follows:

  •
  Our exit from the wholesale energy trading business which contributed margins of approximately $84.1 million in the third quarter of 2001.

  •
  Less volatile commodity prices in the first half of 2002 compared to a robust commodity environment in the same period of 2001.

  •
  Lower power prices and higher natural gas prices resulted in narrow "spark spreads" (the difference between the price at which electricity is sold and the cost of the fuel used to generate it) which reduced or eliminated the economic benefits of running certain power plants and exercising our power generation rights under tolling contracts.

  •
  The completion of construction on new power plants triggered the start of material new fixed capacity payments.

  •
  Significantly reduced equity earnings from Quanta Services and a reduction of our ownership percentage in this investment from 38% to 27% in 2002.

  •
  Elimination of incentive costs resulting from the decline in operations.

  •
  A mild winter in 2002 compared to normal weather conditions in 2001 reduced power and gas trading opportunities and Domestic Networks off-system sales.

  •
  Earnings increased due to our purchase of 79.9% of Midlands Electricity in 2002.

        Also impacting the 2002 results was the adoption of a new accounting standard, SFAS 142, which discontinued the amortization of goodwill effective January 1, 2002. We recorded goodwill amortization expense of $9.6 and $30.6 million for the three- and nine-month periods ended September 30, 2001, respectively. Amortization expense was not recorded in the three-and nine-month periods ended September 30, 2002.

        In 2002, we changed our method of accounting for our Merchant Services gas storage inventory from the lower of cost or market method to a fair value method. This change had little impact on 2002 results. However, third quarter and nine-month earnings before tax in 2001 would have been $28.2 million and $82.0 million lower, respectively, if this change had been in effect for those periods.

        In the first four months of 2001, we owned 100% of Aquila Merchant. In April 2001, approximately 20% of Aquila Merchant was sold to the public. For the remainder of 2001, Aquila Merchant was consolidated with a minority interest reflected in the financial statements. In January 2002, we acquired the outstanding public shares of Aquila Merchant in an exchange offer and merger. The following Wholesale Services and Capacity Services financial information includes 100% of Aquila Merchant before minority interest, which totaled $7.4 million and $23.9 million for the three and nine months ended September 30, 2001.

14.1.2    Restructuring Charges

        As further discussed in Footnote 2, "Restructuring Charges," we recorded restructuring charges of $116.2 million and $188.0 million, respectively, for the three- and nine-month periods ended September 30, 2002 that consisted of the following:

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
	In millions
Severance costs	$13.4	$54.1
Retention payments	28.9	28.9
Lease agreements	36.7	36.7
Write-down of leasehold improvements and equipment	36.4	59.2
Disposition of corporate aircraft	.3	7.1
Other restructuring costs	.5	2.0

Total restructuring charges	$116.2	$188.0

        We continue to evaluate our staffing levels and expect to incur additional severance costs to further reduce our staff by approximately 200 positions in the fourth quarter of 2002.

14.1.3    Impairment Charges and Net Loss on Sale of Assets

        As further discussed in Footnote 3, "Impairment Charges and Net Loss on Sale of Assets," we recorded the following impairment charges and net loss on sale of assets for the three and nine months ended September 30, 2002:

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
	In millions
Investment in Quanta Services	$5.2	$698.1
Wholesale Services goodwill	—	178.6
Communications technology investments	—	23.1
Exit from Lodi gas storage investment	21.9	21.9
Termination of Cogentrix acquisition	12.2	12.2
Other	(.3)	(.3)

Total impairment charges and net loss on sale of assets	$39.0	$933.6

        We also incurred a $236.6 million loss on the sale of Aquila Gas Pipeline that is reflected in discontinued operations. See Footnote 4, "Discontinued Operations," for further discussion.

        We are in the process of evaluating the best way to monetize our Aquila Energy Capital Corporation portfolio of loans to energy-related businesses. As part of this evaluation, we will determine if a loan-by-loan sale or sale of the entire portfolio maximizes value and provides liquidity to us. If we decide to execute a sale of the entire portfolio, we would expect to incur substantial losses on its disposition.

        In addition, we are in the process of reviewing the strategic initiatives for Everest Connections. If we decide not to continue to fund or otherwise support Everest Connections, and it is unable to obtain separate third party debt or equity funding, the current recorded investment of approximately $210 million would be impaired in part or in its entirety.

14.1.4    Discontinued Operations

        As further discussed in Footnote 4, "Discontinued Operations," in connection with our plan to sell Katy Storage and Aquila Gas Pipeline, we have reported the results of these businesses in discontinued operations for the three and nine month periods ended September 30, 2002 and 2001 in the Consolidated Condensed Statements of Income.

        Unaudited operating results of Katy Storage and Aquila Gas Pipeline for the three and nine month periods ended September 30, 2002 and 2001 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	In millions
Sales	$78.4	$78.2	$220.6	$383.2
Cost of sales	(57.1)	(55.7)	(164.8)	(314.7)

Gross profit	21.3	22.5	55.8	68.5

Operating expense	7.3	9.3	25.0	33.4
Impairment charges and net loss on sale of assets	236.6	—	236.6	—
Depreciation and amortization expense	7.6	7.6	22.7	23.0
Equity in earnings of investments	(1.9)	(.7)	(4.8)	(2.6)
Other (income) expense	—	(1.3)	—	(1.1)

Total operating and other (income) expense	249.6	14.9	279.5	52.7

Earnings (loss) before interest and taxes	(228.3)	7.6	(223.7)	15.8
Interest expense	1.2	1.2	3.8	5.1

Earnings (loss) before taxes	(229.5)	6.4	(227.5)	10.7
Income tax expense (benefit)	(78.5)	2.3	(78.9)	3.3

Earnings (loss) from discontinued operations	$(151.0)	$4.1	$(148.6)	$7.4

        We incurred a significant loss on discontinued operations in the three and nine month periods ended September 30, 2002, primarily as the result of the loss relating to the sale of Aquila Gas Pipeline.

        Sales, cost of sales and margin decreased for the nine months ended September 30, 2002 due to decreased natural gas liquids prices and throughput volumes from 2001.

14.1.5    Gain on Sale of Subsidiary Stock

        In connection with the initial public offering of Aquila Merchant in April 2001, we sold 5.75 million previously issued shares and realized a non-recurring pre-tax gain of approximately $110.8 million.

14.1.6    Re-Audit of Financial Statements

        As a result of the reclassification associated with the discontinued operations and the reclassification of sales and cost of sales discussed in Footnote 1, combined with the inability of our former auditor, Arthur Andersen LLP, to attest to these adjustments due to that firm's demise, we are required to have our financial statements for the years ended December 31, 2000 and 2001 re-audited by our newly engaged auditors. We do not anticipate any changes to our audited 2000 and 2001 financial statements filed with our Annual Report on Form 10-K/A on August 14, 2002, except the reclassifications necessary to reflect the discontinuation of certain operations and reclassification of sales and cost of sales under EITF No. 02-3. We expect the re-audits to be completed in early 2003.

14.2    WHOLESALE SERVICES

        The table below summarizes the operations of our domestic and international Wholesale Services businesses for the three and nine month periods ended September 30, 2002 and 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	Dollars in millions
Sales	$(89.2)	$74.5	$43.9	$549.4
Cost of sales	—	.2	—	16.2

Gross profit	(89.2)	74.3	43.9	533.2

Operating expenses:
Operating expense	57.5	46.9	133.9	309.0
Restructuring charges	108.8	—	160.1	—
Impairment charges and net loss on sale of assets	1.3	—	179.9	—
Depreciation and amortization expense	1.0	8.6	5.8	15.2

Total operating expenses	168.6	55.5	479.7	324.2

Other income:
Equity in earnings of investments	—	—	—	.2
Other income	16.5	11.9	41.2	32.3

Earnings before interest and taxes (EBIT)*	(241.3)	30.7	(394.6)	241.5

Non-recurring items:
Restructuring charges	108.8	—	160.1	—
Impairment of Wholesale Services goodwill	—	—	178.6	—
Wholesale energy trading margin losses	70.8	—	70.8	—
Other	1.3	—	1.3	—

Operating EBIT	$(60.4)	$30.7	$16.2	$241.5

*
Does not include minority interest related to Aquila's 80% ownership of Aquila Merchant Services from April 2001 through December 2001

        As a result of the implementation of EITF 02-3, gains and losses on energy trading contracts are reported net in sales. As a result, substantially all of Wholesale Services' sales are reported net for all periods presented.

14.2.1    Quarter-to-Quarter

14.2.1.1    Sales and Gross Profit

        Sales for our Wholesale Services operations decreased by $163.7 million. This decrease was primarily due to the following factors:

  •
  In the second quarter of 2002, we announced that we were exiting the wholesale energy trading business. Therefore, we were not trying to build our trading portfolio in the third quarter of 2002. We expect that the level of activity relating to the wholesale segment will continue to decline as remaining positions wind down.

  •
  In the third quarter of 2002, we incurred gross margin losses of approximately $70.8 million to balance counterparty positions, reduce open positions and terminate existing contracts as a result of our decision to exit the wholesale energy trading business. In contrast, we had substantial earnings from trading activity in the third quarter of 2001.

  •
  During the third quarter 2001, we realized profit on the withdrawal and sale of natural gas inventory (valued at cost) from storage in a period of high prices. During the first quarter of 2002, we changed the method of accounting for our gas storage inventory in our Merchant Services business from the lower of cost or market method to a fair value approach (see Footnote 1 to consolidated condensed financial statements). This change had little impact on 2002 results. However, if applied to 2001, gross profit would have been reduced by $28.2 million, and increased by the same amount in years prior to 2001.

14.2.1.2    Operating Expense

        Operating expense increased $10.6 million primarily due to an additional $20.0 million provision for uncollectible notes receivable resulting from the creditworthiness of one of our note holders, offset in part by a $13.3 million decrease in compensation expense caused by staff reductions and the elimination of all incentive compensation in 2002.

14.2.1.3    Depreciation and Amortization Expense

        Depreciation and amortization expense decreased $7.6 million due to the elimination of goodwill amortization, the write-off in 2001 of certain interactive web-based assets and the write-off of leasehold improvements and equipment used in our wholesale energy trading business.

14.2.1.4    Other Income

        Other income increased by $4.6 million primarily due to additional interest resulting from increased merchant notes receivable in 2002 and from a decrease in merchant accounts receivable sale program fees due to the cancellation of this program.

14.2.2    Year-to-Date

14.2.2.1    Sales and Gross Profit

        Sales and gross profit for our Wholesale Services operations decreased approximately $505.5 million and $489.3 million respectively, in 2002 compared to 2001. These decreases were primarily due to the following factors:

  •
  In the second quarter of 2002, we announced that we were exiting the wholesale energy trading business. Therefore, we were not trying to build our trading portfolio in the third quarter of 2002.

  •
  In the third quarter of 2002, we incurred gross margin losses of approximately $70.8 million to balance counterparty positions, reduce open positions and terminate existing contracts as a result of our decision to exit the wholesale energy trading business. In contrast, we had substantial earnings from trading activities in the third quarter of 2001.

  •
  Lack of price trends and lower volatility limited our opportunities to execute our trading strategy in the first half of 2002, which reduced gross profit significantly. The first six months of 2001 was also the strongest two quarters in our history.

  •
  During the nine months of 2001, we realized profit on the withdrawal and sale of natural gas inventory (valued at cost) from storage in a period of high prices. During the first quarter of 2002, we changed the method of accounting for our gas storage inventory in our Merchant Services business from the lower of cost or market method to a fair value approach (see Footnote 1 to consolidated condensed financial statements). This change had little impact on 2002 results. However, if applied to 2001, gross profit would have been reduced by $82.0 million, and increased by the same amount in years prior to 2001.

  •
  Because our price risk management liabilities are discounted at rates at which those liabilities could be settled in an arm's length transaction, which is affected by our credit rating, the widening of our credit spreads resulted in a mark-to-market adjustment that increased gross profit by approximately $34.0 million in the nine months ended September 30, 2002. This non-cash increase in gross profit will be reversed in later periods.

14.2.2.2    Operating Expense

        Operating expense decreased $175.1 million primarily due to the elimination of incentive compensation expense in 2002 resulting from the decline in operating results and lower compensation expense due to staff reductions.

14.2.2.3    Depreciation and Amortization Expense

        Depreciation and amortization expense decreased $9.4 million due to the elimination of goodwill amortization, the write-off in 2001 of certain interactive web-based assets and the write-off of leasehold improvements and equipment used in our wholesale energy trading business.

14.2.2.4    Other Income

        Other income increased by $8.9 million primarily due to additional interest resulting from an increase in the notes receivable portfolio balance, and a decrease in accounts receivable sale program fees due to the cancellation of this program in early 2002.

14.3    CAPACITY SERVICES

        The table below summarizes the operations of our Capacity Services businesses for the three and nine month periods ending September 30, 2002 and 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	Dollars in millions
Sales	$172.9	$219.2	$343.5	$492.0
Cost of sales	188.3	202.3	305.0	393.5

Gross profit	(15.4)	16.9	38.5	98.5

Operating expenses:
Operating expense	9.1	13.0	58.5	40.0
Restructuring charges	(.6)	—	—	—
Impairment charges and net loss on sale of assets	35.5	—	35.5	—
Depreciation and amortization expense	2.3	1.8	6.6	6.2

Total operating expenses	46.3	14.8	100.6	46.2

Other income:
Equity in earnings of investments	20.2	11.0	43.5	20.6
Other income	.7	.2	1.5	.5

Earnings before interest and taxes (EBIT)*	(40.8)	13.3	(17.1)	73.4

Non-recurring charges:
Restructuring charges	(.6)	—	—	—
Impairment charges and net loss on sale of assets	35.5	—	35.5	—

Operating EBIT	$(5.9)	$13.3	$18.4	$73.4

*
Does not include minority interest related to Aquila's 80% ownership of Aquila Merchant Services from April 2001 through December 2001.

14.3.1    Quarter-to-Quarter

14.3.1.1    Sales, Cost of Sales, and Gross Profit

        Sales and cost of sales for our Capacity Services operations decreased approximately 21% and 7%, respectively, in 2002 compared to 2001, resulting in a decrease in gross profit of $32.3 million. These decreases were primarily due to the following factors:

  •
  Decreases in electricity prices resulted in lower sales and cost of sales, and the lack of pricing volatility reduced the opportunities to take significant price positions, both of which decreased gross profit in our power generation business relative to the significant mark-to-market gains that were recorded in 2001.

  •
  In connection with our merchant power plants, we make fixed lease payments (capacity payments) evenly throughout the year. For the third quarter of 2002, capacity payments increased by $6.6 million when compared to 2001 as new plants became operational. Due to lower power prices in 2002, this additional capacity was utilized only on a limited basis at prices that were not sufficient to cover the fixed lease payments.

  •
  Contract terminations due to counterparty creditworthiness generated losses of $10 million in 2002.

  •
  Reduced demand for electricity, reduced liquidity in the market, and over-building of generation capacity have resulted in lower electricity prices and "spark spreads" (the difference between the price at which electricity is sold and the cost of the fuel used to generate it), which have substantially impacted our ability to economically operate our peaking generation plants. Our ability to profitably operate these plants is dependent on market events such as periods of warmer than normal weather in the peak electricity demand periods of May through September or unexpected outages of baseload generating plants which cause higher electricity prices.

14.3.1.2    Operating Expense

        Operating expense decreased $3.9 million primarily due to the elimination of incentive compensation in 2002.

14.3.1.3    Equity in Earnings of Investments

        Equity in earnings of investments increased $9.2 million due primarily to $6.3 million of increased earnings resulting from the recovery of accounts receivable written off in 2001 at certain independent power plants.

14.3.2    Year-to-Date

14.3.2.1    Sales, Cost of Sales, and Gross Profit

        Sales and cost of sales for our Capacity Services operations decreased approximately 30% and 22%, respectively, in 2002 compared to 2001, resulting in a decrease in gross profit of $60.0 million. These decreases were primarily due to the following factors:

  •
  Decreases in electricity prices resulted in lower sales and cost of sales, and the lack of pricing volatility reduced the opportunities to take significant price positions, both of which decreased gross profit in our power generation business relative to the significant mark-to-market gains we recorded in 2001.

  •
  In connection with our merchant power plants, we make fixed lease payments (capacity payments) evenly throughout the year. For the nine months of 2002, capacity payments increased by $24.8 million when compared to 2001 as new plants became operational. Due to lower power prices in 2002, this additional capacity was utilized only on a limited basis at prices that were not sufficient to cover the fixed lease payments.

  •
  Contract terminations due to counterparty creditworthiness generated losses of $10 million in 2002.

  •
  Reduced demand for electricity, reduced liquidity in the market, and over-building of generation capacity have resulted in lower electricity prices and "spark spreads" (the difference between the price at which electricity is sold and the cost of the fuel used to generate it) which have substantially impacted our ability to economically operate our peaking generation plants. Our ability to profitably operate these plants is dependent on market events such as periods of warmer than normal weather in the peak electricity periods of May through September or unexpected outages of baseload generating plants which cause higher electricity prices.

  •
  Because our price risk management liabilities are discounted at rates at which those liabilities could be settled in an arm's length transaction, which is affected by our credit rating, the widening of credit spreads resulted in a mark-to-market adjustment that increased gross profit by approximately $4.0 million. This non-cash increase in gross profit will be reversed in later periods.

14.3.2.2    Operating Expense

        Operating expense increased $18.5 million due to increased plant operating costs in our power generation business for regulatory compliance and the start-up of a synthetic fuel plant at our coal dock. This was partially offset by lower compensation expense resulting from the elimination of incentive compensation in 2002.

14.3.2.3    Equity in Earnings of Investments

        Equity in earnings of investments increased $22.9 million mainly due to favorable price movements on certain long-term contracts and $7.1 million of increased earnings resulting from the recovery of accounts receivable written off in 2001 at certain independent power plants, as well as the continued strong operating performance of various independent power projects.

14.3.3    Merchant Power Capacity Payments

        We have cash obligations of approximately $118.2 million in 2003 under long-term fixed capacity contracts or leases that entitle us to generate power at power plants owned by others. Due to the relatively low price of power and high price of natural gas that are expected to continue for the foreseeable future, it is unlikely that we will be able to sell power and recover these capacity payments in 2003. Using current forecasted spark spreads for 2003, we expect to generate revenue of approximately $3 million (before considering hedges and previous forward sales of $19.8 million) to offset these capacity payments. These losses and cash outflows negatively impact our financial condition and liquidity position. Because of our limited resources and because these arrangements are inconsistent with our long-term strategy, we are attempting to restructure or terminate certain of these contractual obligations on terms mutually acceptable to us and our counterparties. The power capacity or lease payments for 2003 are summarized below:

In millions
Annual capacity/lease payments	$118.2
Pre-tax income statement expected loss	$95.4
Amount capacity/lease payments exceed cash inflows	$75.5

14.3.4    Earnings Trend and Impact of Changing Business Environment

        The merchant energy sector has been negatively impacted by the increase in generation capacity that became operational in 2002 and by the continued construction of additional power plants over the next 18-month horizon. This increase in supply has placed downward pressure on power prices and subsequently the value of merchant generation. In addition, many market participants like Aquila have reduced or exited the commodity trading business that has reduced liquidity and market depth shifting merchant generation to a price taker role. As a result of the above factors and Aquila's change in strategy, we do not expect our Capacity Service's unit to be profitable in the foreseeable future.

14.4    INTERNATIONAL NETWORKS

        The table below summarizes the operations of our International Networks for the three and nine month periods ended September 30, 2002 and 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	Dollars in millions
Sales	$84.5	$85.0	$267.1	$262.5
Cost of sales	26.2	34.7	98.0	106.7

Gross profit	58.3	50.3	169.1	155.8

Operating expenses:
Operating expense	32.0	25.4	82.2	69.4
Impairment charges and net loss on sale of assets	(3.0)	—	(3.0)	—
Depreciation and amortization expense	14.5	13.6	43.4	41.6

Total operating expenses	43.5	39.0	122.6	111.0

Other income:
Equity in earnings of investments	42.6	28.0	83.0	53.6
Other income	3.4	9.6	9.4	18.9

Earnings before interest and taxes (EBIT)	60.8	48.9	138.9	117.3

Non-recurring items:
Gain on sale of Pulse interests	(3.0)	—	(3.0)	—

Operating EBIT	$57.8	$48.9	$135.9	$117.3

Operating Statistics:
Electric sales and transportation volumes (MMWh)	6,281	6,357	19,220	19,510

14.4.1    Quarter-to-Quarter

14.4.1.1    Sales, Cost of Sales and Gross Profit

        Cost of sales decreased $8.5 million primarily due to the deferral of additional amounts of excess Alberta purchased power costs in the third quarter that regulatory authorities have allowed for recovery in future periods.

14.4.1.2    Operating Expense

        Operating expense increased $6.6 million in 2002 compared to 2001. This increase was primarily due to business development costs and increased costs of technology services in our Canadian networks.

14.4.1.3    Equity in Earnings of Investments

        Equity in earnings of investments increased $14.6 million in 2002 compared to 2001. Midlands Electricity, acquired in May 2002 and currently under consideration for a possible sale, contributed $16.7 million to the increase in equity earnings. Approximately $2.1 million of the increase in equity in earnings was due to goodwill no longer being amortized in the financial statements of our equity method investments.

14.4.1.4    Other Income

        Other income decreased $6.2 million primarily as a result of reduced cost of capital recoveries on deferred purchased power balances in our Alberta networks. These reduced recoveries resulted from lower rates and balances in 2002.

14.4.2    Year-to-Date

14.4.2.1    Sales, Cost of Sales and Gross Profit

        Sales increased $4.6 million while cost of sales decreased $8.7 million in 2002 compared to 2001. The net increase in gross profit of $13.3 million was primarily due to a 4.5% rate increase in British Columbia and an interim rate increase in Alberta. Cost of sales decreased due to the deferral of additional amounts of excess Alberta purchased power costs discussed above. The first quarter of 2001 also included sales and cost of sales associated with the Alberta retail operations that were sold in January 2001.

14.4.2.2    Operating Expense

        Operating expense increased $12.8 million in 2002 compared to 2001. This increase was primarily due to business development costs, increased costs for technology services, severance costs in our Canadian networks and transition costs related to our Midlands Electricity acquisition.

14.4.2.3    Equity in Earnings of Investments

        Equity in earnings of investments increased $29.4 million in 2002 compared to 2001. Midlands Electricity, acquired in May 2002, contributed $25.1 million of the increase. Approximately $6.2 million of the increase was due to goodwill no longer being amortized in the financial statements of our equity method investments.

14.4.2.4    Other Income

        Other income decreased $9.5 million primarily as a result of reduced cost of capital recoveries on deferred purchased power in our Alberta network. These reduced recoveries resulted from lower rates and balances in 2002.

14.5    DOMESTIC NETWORKS

        The table below summarizes the operations of our Domestic Networks for the three and nine month periods ended September 30, 2002 and 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
		Dollars in millions
Sales	$408.3	$425.3	$1,412.8	$1,780.6
Cost of sales	233.7	245.5	886.6	1,227.1

Gross profit	174.6	179.8	526.2	553.5

Operating expenses:
Operating expense	99.2	107.0	331.2	338.3
Restructuring charges	—	—	19.9	—
Impairment charges and net loss on sale of assets	5.2	—	721.2	—
Depreciation and amortization expense	36.8	39.9	106.5	121.2

Total operating expenses	141.2	146.9	1,178.8	459.5

Other income:
Equity in earnings of investments	(2.8)	8.5	1.8	25.9
Minority interest	2.4	.9	6.5	3.8
Other income (expense)	(1.0)	2.7	4.2	8.1

Earnings before interest and taxes (EBIT)	32.0	45.0	(640.1)	131.8

Non-recurring items:
Impairment and loss on sale of Quanta investment	5.2	—	698.1	—
Impairment of communications investments	—	—	23.1	—
Restructuring charges	—	—	19.9	—

Operating EBIT	$37.2	$45.0	$101.0	$131.8

Operating Statistics:
Electric sales and transportation volumes (MMWh)	3,889.3	3,732.3	10,322.1	10,117.7
Gas sales and transportation volumes (Bcf)	38.0	37.1	166.5	160.0

14.5.1    Quarter-to-Quarter

14.5.1.1    Sales, Cost of Sales and Gross Profit

        Sales and cost of sales for the Domestic Networks businesses decreased $17.0 million and $11.8 million, respectively, in 2002 compared to 2001. These decreases were primarily the result of reduced gas prices in 2002. Gross profit decreased $5.2 million primarily as the result of the decrease in off-system sales to the Western market.

14.5.1.2    Operating Expense

        Operating expense decreased $7.8 million in 2002 compared to 2001. The decrease in operating expenses was primarily due to a $13.6 million decrease in labor costs. This decrease resulted from the suspension of payments under the long-term incentive plan and reduced annual incentives expected to be earned. In addition, personnel reductions contributed to lower labor costs. Partially offsetting these savings were increased pension costs resulting from reduced interest rates and lower market performance of plan assets.

14.5.1.3    Depreciation and Amortization Expense

        Depreciation and amortization expense decreased $3.1 million due to the elimination of goodwill amortization and a $3.3 million decrease in depreciation related to our recent Missouri electric rate case. These decreases were offset in part by increased depreciation expense on communication networks placed in service in 2002.

14.5.1.4    Equity in Earnings of Investments

        Equity in earnings of investments decreased $11.3 million in 2002 compared to 2001. The decrease was primarily due to a decrease in equity earnings from our Quanta investment resulting from Quanta's lower earnings for 2002 and a reduction of our ownership percentage from 38% to 27% in the third quarter of 2002. Partially offsetting the lower Quanta earnings is the elimination of approximately $2.3 million of goodwill amortization.

        In October 2002, we sold 8.0 million additional Quanta shares, which reduced our ownership percentage to 14%. As a result we will account for this investment using the cost method in future periods.

14.5.2    Year-to-Date

14.5.2.1    Sales, Cost of Sales and Gross Profit

        Sales and cost of sales for the Domestic Networks businesses decreased $367.8 million and $340.5 million, respectively, in 2002 compared to 2001. These decreases were primarily the result of reduced gas prices and mild winter weather in 2002. Gross profit decreased $27.3 million primarily as the result of the decrease in off-system sales to the Western market that were at record levels in 2001.

14.5.2.2    Operating Expense

        Operating expense decreased $7.1 million in 2002 compared to 2001. The decrease in operating expenses was primarily due to a $12.4 million decrease in labor costs. This decrease resulted from the suspension of payments under the long-term incentive plan and reduced annual incentives expected to be earned. In addition, personnel reductions contributed to lower labor costs. Partially offsetting these savings were increased pension costs resulting from reduced interest rates and lower market performance of plan assets.

14.5.2.3    Depreciation and Amortization Expense

        Depreciation and amortization expense decreased $14.7 million due to the elimination of goodwill amortization and a $10.2 million decrease in depreciation due to our recent Missouri electric rate case. These decreases were offset in part by increased depreciation expense on communication networks placed in service in 2002.

14.5.2.4    Equity in Earnings of Investments

        Equity in earnings of investments decreased $24.1 million in 2002 compared to 2001. The decrease was primarily due to a decrease in equity earnings from our Quanta investment resulting from Quanta's lower earnings for 2002 and a reduction of our ownership percentage from 38% to 27% in the third quarter of 2002. Partially offsetting the lower Quanta earnings is the elimination of approximately $6.9 million of goodwill amortization.

14.5.3    Regulatory Matters

        The following is a summary of our pending rate case activity:

Rate Case Designation	Type of service	Date Requested	Amount Requested
			(In millions)
Minnesota	Gas	8/2000	$9.8
Alberta	Electric	12/2001	$12.7
Iowa	Gas	6/2002	$9.3
Michigan	Gas	8/2002	$14.3
Colorado	Electric	10/2002	$23.4

        We filed a Minnesota gas rate case in August 2000 for $9.8 million. The case is pending before the Minnesota Utilities Commission with an interim rate increase of approximately $5.2 million in effect at this time.

        In December 2001, we filed for an annual rate increase in Alberta of about $30 million along with an application for a performance-based rate-setting mechanism. We have subsequently modified this request and are seeking a $12.7 million increase for 2002 and a $6.0 million increase for 2003. On July 2, 2002, we were approved for an interim rate increase of approximately $9.6 million. Hearings were held in September and October 2002 and a final order is expected in early 2003.

        In June 2002, we filed for a general rate increase in Iowa for $9.3 million. We received approval to place interim rates into effect subject to refund in the amount of $5.6 million effective in September 2002. The rate case hearing is scheduled to start in December 2002.

        In August 2002, we filed for a general rate increase in Michigan for $14.3 million. We have requested authority to place interim rates into effect subject to refund in the amount of $9.3 million. The interim rate hearing is scheduled for November 2002. Briefs on interim rates will also be filed in November 2002.

        On October 15, 2002, we filed for a $23.4 million increase in our Colorado electric rates. There is no interim rate process in Colorado. We expect a hearing to be held for this rate increase in April or May of 2003.

        In June 2001, we filed for a $49.4 million increase in our Missouri electric rates. Approximately $39 million of the requested increase related to anticipated increased fuel and purchased power costs that did not materialize. In February 2002, we reached a negotiated settlement with the commission staff and all interveners that resulted in a $4.3 million annual rate reduction.

        In Missouri, we do not have the ability to adjust the rates we charge for electric service to offset all or part of any increase in prices we pay for natural gas, coal or other fuel we use in generating electricity (i.e. a fuel adjustment mechanism). As a result our electric earnings can fluctuate more in Missouri than in other rate jurisdictions within our service territory.

14.6    CORPORATE AND OTHER

14.6.1    Quarter-To-Quarter

14.6.1.1    Earnings Before Interest and Taxes

        Earnings before interest and taxes decreased $13.1 million in 2002 when compared to the same quarter in 2001. This decrease was primarily the result of $7.6 million of executive severance in connection with the separation agreement with our former Chief Executive Officer. In addition, we incurred $1.7 million and $2.0 million, respectively, to retire debt and company-obligated preferred securities.

14.6.1.2    Interest Expense

        Interest expense and minority interest in income of partnerships and trusts increased $22.3 million in the third quarter of 2002 compared to 2001. The increase was primarily the result of the issuance of $287.5 million of senior notes on February 28, 2002, interest on debt relating to the acquisition of our interest in Midlands Electricity in May 2002 and the issuance of $500 million of 11.875% senior notes in July 2002, which were used to refinance short-term debt borrowings and current maturities bearing interest at lower floating rates. As a result of the downgrade of our credit rating by Moody's on September 3, 2002, the interest rate on the $500 million senior notes discussed above was increased to 13.125%. The interest rate on an additional $250 million of debt increased by .75%. These rates will be increased again if we are further downgraded by S&P or Moody's as discussed in Footnote 9, "Credit Facilities."

14.6.1.3    Income Tax Expense (Benefit)

        Income taxes decreased $109.8 million in 2002 compared to 2001 primarily as a result of a loss before income taxes in 2002.

14.6.2    Year-to-date

14.6.2.1    Earnings Before Interest and Taxes

        Earnings before interest and taxes decreased $23.5 million in 2002 when compared to the same period in 2001. This decrease was primarily the result of $9.8 million of executive severance in connection with the separation agreement with our former Chief Executive Officer and other executives. In addition, we incurred $1.7 million and $2.0 million, respectively, to retire debt and company-obligated preferred securities. This decrease was also the result of $5.9 million of foreign exchange and interest rate hedge losses relating to our planned financing structure that was not consummated in connection with the Midlands acquisition. In addition, we incurred approximately $4.4 million in losses on investments in the cash surrender value of life insurance policies due to market performance.

14.6.2.2    Interest Expense

        Interest expense and minority interest in income of partnership and trusts increased $8.8 million in 2002 compared to 2001. Interest expense was higher primarily as a result of the issuance of $287.5 million of senior notes on February 28, 2002, interest on debt relating to the acquisition of our interest in Midlands Electricity in May 2002 and the issuance of $500 million of 11.875% senior notes in July 2002 which were used to refinance short-term debt borrowings and current maturities bearing interest at lower floating rates. These increases were offset in part by lower rates on variable rate short-term and long-term debt. Average short-term borrowings outstanding in 2002 were also lower as a result of the retirement of short-term debt with the proceeds of the issuance of 12.5 million shares of our common stock in January 2002. In addition, we retired $100 million of company-obligated preferred securities and $204.1 million of other long-term notes in June 2001.

14.6.2.3    Income Tax Expense (Benefit)

        Income taxes decreased $369.3 million in 2002 compared to 2001 primarily as a result of a loss before income taxes in 2002. The 2002 income tax benefit was reduced primarily as a result of two factors. First, the tax benefit from the $698.1 million pre-tax loss on our investment in Quanta Services was limited to available capital gains in the preceding three years and subsequent five years. Because capital gains within the carryback period were less than the loss and significant capital gains could not be assured in the foreseeable future, a $197 million valuation allowance was established. Second, the $178.6 million impairment charge related to Wholesale Services goodwill is considered a permanent difference between book and taxable income and does not result in the recognition of a tax benefit.

These adjustments, as well as other adjustments in the first quarter of 2002, have a significant impact on the 2002 effective tax rate driven by the lower earnings performance discussed earlier.

14.6.3    Pension Plan

        In September 2002, we contributed approximately $35 million to our domestic defined benefit pension plan to maintain the fully funded status of the plan. Over the last few years the returns on plan investments have not been as high as in the prior decade. In addition, we have decreased the discount rates used to compute our pension obligations. As a result, we expect to record pension expense in 2003 of approximately $8.8 million as compared to pension income in prior years.

14.7    SIGNIFICANT BALANCE SHEET MOVEMENTS

        Total assets decreased by $1,270.5 million since December 31, 2001. This decrease is primarily attributable to the following:

  •
  Cash increased $252.0 million. See our Statement of Cash Flows and cash flow discussions on page 49 for analysis of this increase.

  •
  Restricted cash increased $131.2 million due to the segregation of cash deposited with us by one of our counterparties, which was done at the counterparty's request.

  •
  Accounts receivable, net decreased $863.4 million primarily due to our exit of the wholesale energy trading operations and changes in energy prices from December 31, 2001.

  •
  Price risk management assets decreased $291.8 million primarily due to the collection of approximately $267.6 million of current contracts outstanding at December 31, 2001, and the liquidation of wholesale energy trading contracts stemming from our exit of that business.

  •
  Prepayments and other increased $131.4 million primarily due to an increase in income tax receivables resulting from current year losses and additional funding to our pension plan.

  •
  Property, plant and equipment, net increased $85.4 million primarily due to additional construction expenditures on Merchant Services generation projects.

  •
  Investments in unconsolidated subsidiaries decreased $466.7 million primarily due to the $692.9 million write-down of our investment in Quanta Services, partially offset by our $262 million investment in Midlands Electricity.

  •
  Non-current assets of discontinued operations decreased by $205.8 million primarily due to the $236.6 million write-down of Aquila Gas Pipeline assets for the estimated loss on sale partially offset by increased capital expenditures.

        Total liabilities decreased by $970.2 million and common shareholders' equity decreased by $300.3 million since December 31, 2001. These changes are primarily attributable to the following:

  •
  Accounts payable decreased by $1,174.5 million primarily due to our exit from wholesale energy trading operations and changes in energy prices from December 31, 2001.

  •
  Accrued liabilities decreased $215.3 million primarily due to the payment of accrued annual and long-term incentives that were based on our record earnings in 2001 and lower accrued taxes due to current period losses.

  •
  Price risk management liabilities decreased $49.2 million primarily due to the liquidation of current wholesale energy trading contracts, changes in net positions with existing counterparties and changes in market prices of gas and power.

  •
  Customer funds on deposit increased by $55.3 million primarily as price movements in hedges on long-term gas contracts resulted in additional margin deposit requirements received from counterparties.

  •
  Minority interest decreased by $156.1 million due to the exchange offer by which we acquired the 20% minority interest in Aquila Merchant that was owned by the public.

  •
  Short-term and long-term debt, including current maturities of long-term debt, together increased by $592.3 million due to the issuance of $500 million of senior notes and the debt related to our purchase of Midlands Electricity, partially offset by the repayment of short-term debt with the proceeds from the issuance of additional common shares.

  •
  Common shareholders' equity decreased by $300.3 million primarily as a result of the $1,097.2 million net loss in 2002 and the $115.7 million of dividends declared, partially offset by the issuance of 12.6 million shares of our stock in the Merchant Services exchange offer and the 12.5 million and 37.5 million shares of our stock issued in January and July 2002, respectively.

15.    LIQUIDITY AND CAPITAL RESOURCES

15.1    Overall

        We are currently operating in a business environment that has substantially limited our ability to raise capital through access to the bank and capital markets in order to furnish our liquidity needs. As of November 11, 2002, our liquidity is summarized in the table below.

Description	$ Millions
Cash on hand, at November 11	$785
Unused revolving credit capacity	112

Total	$897

        Our forecasted short-term liquidity (defined as the next six months) includes the following items:

  •
  Obtaining asset sale proceeds of $976.6 million. As of November 11, 2002, we received $742.0 million towards this estimate. See "Asset Sale Program" section for more discussion on status of various sales initiatives.

  •
  Receiving an income tax refund of approximately $170 million stemming from the losses generated from asset sales and operations. This refund is expected to be received in the second quarter of 2003.

  •
  Obtaining a new accounts receivable sales program for our utility accounts receivable of approximately $80 million. We are currently working with a financial institution to secure this financing and expect to close on a new accounts receivable sales program prior to year-end.

  •
  Receiving approximately $63 million of collateral previously posted by us to counterparties as the related contracts continue to unwind.

  •
  Obtaining continued waivers of the violations of our interest coverage ratio beyond April 12, 2003.

        The company's liquidity beyond the short-term horizon is dependent on renewed access to capital markets and the elimination of certain fixed generation capacity obligations discussed in the "Long-term Gas Contract and Merchant Power Plant Capacity Obligations" section.

15.2    Financing and Debt Covenants

        We have utilized a $130 million accounts receivable sales program to manage our working capital and provide immediate liquidity. Due to Moody's downgrade of our credit rating to non-investment grade, the purchaser of our accounts receivable can no longer participate in this program. As a result, we have been required to reduce the amount of receivables sold by approximately $15 million per week until the balance utilized is eliminated. We are attempting to replace this program and expect a new program to be in place prior to year-end. However, we can give no assurance that this attempt will be successful. At September 30, 2002, approximately $63 million had been utilized under the program, all of which has been eliminated as of November 11, 2002. On April 12, 2002, we entered into a new revolving credit facility totaling $650 million that replaced a $400 million credit facility. The new credit facility consists of two $325 million agreements, one with a maturity date of 364 days, the other three years. At September 30, 2002, we had $400 million of revolving bank loan borrowings outstanding and $139.8 million of letters of credit issued against the remaining capacity.

        As explained in Footnote 9, "Credit Facilities—Debt Covenants," we have received waivers from the lenders under our revolving credit facilities and other credit arrangements from the requirement that we maintain a certain interest coverage ratio. In exchange, we have agreed to use a portion of the proceeds we have received (and will receive) from certain asset sales to reduce our obligations to those lenders. Such prepayments on our revolving credit agreements will reduce, on a dollar for dollar basis, the lenders' commitment to extend credit to us under those agreements. The waiver granted by our lenders expires on April 12, 2003. If the waiver is not extended, our obligations to these lenders may be declared by them to be due on April 12, 2003. Should that occur, our remaining long-term debt would be due and payable as well under the cross default provisions of those agreements. We would be unable to meet these obligations if the lenders exercised their remedies in the event of our default. We will continue to work with our lenders and expect to reach an agreement that is acceptable to both us and the banks before the expiration of the current waivers.

        We have various short-term bank facilities supporting our international operations with outstanding borrowings of $197.5 million at September 30, 2002, including a $193.8 million bridge acquisition facility in connection with our acquisition of Midlands Electricity that matures in December 2002. During the third quarter, one of our counterparties required us to segregate cash deposited with us from our daily cash accounts. This amount is considered "restricted cash" and is not considered available for day-to-day operations. The amount of this restricted cash at September 30, 2002, was $131.2 million and is included in "Restricted Cash" in the accompanying Balance Sheet.

15.3    Asset Sales Program

        Earlier this year we initiated an extensive asset sales program to enhance our liquidity and, in light of our change in business strategy, dispose of non-core assets. Following is a table of asset sales through November 11, 2002.

	Estimated Proceeds	Estimated After Tax Gain (Loss)
	In millions
Aquila Gas Pipeline	$265.0	$(156.0)
Lockport Energy	37.5	(5.3)
New Zealand	362.0	28.0
Hole House Storage	34.9	(1.8)
Quanta	44.0	(5.2)
Other assets	53.2	(3.8)

Total closed through November 11, 2002	$796.6	$(144.1)

Katy Storage	180.0

Total announced	$976.6

15.4    Suspension of Dividend

        On November 13, 2002, the Board of Directors suspended the annual dividend on common stock for an undetermined time. This decision stems from a detailed analysis of the company's current financial condition, its liquidity forecast and its earnings prospects after completion of the asset sales program discussed above. Based on this analysis, the Board of Directors decided that the most prudent course of action was to suspend the dividend until the company's financial condition and stability is clarified. At this time we cannot predict when or if the Board of Directors will reinstate the dividend or, if reinstated, what the annualized dividend rate will be in the future.

15.5    Current Credit Ratings

        Credit ratings impact our ability to obtain short and long-term financing, the cost of such financing and the execution of our commercial strategies. Our financial flexibility is likewise dependent on the absence of restrictive covenants and other terms that are typically imposed on non-investment grade borrowers. As of November 13, 2002, our senior unsecured long-term debt ratings, as assessed by the three major credit rating agencies, were as follows:

Agency	Rating	Outlook
Moody's Investor Service (Moody's)	Ba2	Stable
Standard & Poor's Corporation (S&P)	BBB-	Negative
Fitch Ratings (Fitch)	BBB-	Negative

        On September 3, 2002, Moody's lowered our credit rating from investment grade of Baa3 to Ba2 stable outlook, a non-investment grade. Additionally, on September 4, 2002, S&P downgraded us to BBB-, their lowest investment grade rating, from BBB, and placed us on negative outlook. As a result of the Moody's downgrade, our interest costs have increased and we were required to post collateral to support certain loan and operating contracts (discussed below).

15.6    Interest Rate Adjustment Based on Our Credit Rating

        Because of the downgrade of our credit rating to Ba2 by Moody's, the interest rate on $500 million of our senior notes due 2012 has increased from 11.875% to 13.125% and the interest rate on $250 million of our senior notes due 2011 increased from 7.95% to 8.70%.

        If Moody's downgrades us below Ba2, the interest on both series of senior notes will increase an additional .25%. If S&P downgrades us further, the interest rate on these senior notes will increase as follows:

S&P Rating	$500 Million 2012 Senior Notes Adjustment Amount	$250 Million 2011 Senior Notes Adjustment Amount
BB+	1.00%	.50%
BB	1.25%	.75%
BB- or lower	1.50%	1.00%

15.7    Ratings Triggers

        We do not have any trigger events (e.g. an acceleration of repayments of outstanding indebtedness, an increase in interest rates costs or the posting of cash collateral) tied to our stock price and have not executed any transactions that require us to issue equity based on our credit ratings or other trigger events. As discussed below, certain of our subsidiaries have trigger events tied to specified credit ratings. Because of guarantee and cross default provisions between Aquila, Inc. and these subsidiaries, the ratings triggers of our subsidiaries discussed below should be viewed as if they are directly applicable to Aquila, Inc.

        In October 2002, we retired $81.4 million of our Australian denominated bonds at their maturity. Our Australian subsidiaries have four other outstanding series of Australian denominated bonds, guaranteed by us, that contain provisions that could require us to repurchase the bonds (i.e. a put right). The put right (aggregating approximately $84.1 million as of September 30, 2002) can be exercised on the next scheduled quarterly or semi-annual interest payment date if we are rated below investment grade by S&P.

        Our Merchant Services subsidiary also has three "tolling agreements," a construction loan and certain margining agreements that have trigger events tied to Aquila's credit ratings. Under the tolling agreements, our subsidiary uses a third party's generation assets to convert fuel into electric power for its subsequent resale. We posted collateral in the third quarter relating to these agreements due to our downgrade by Moody's. The amounts posted included $45.0 million related to one of the tolling agreements, $27.5 million related to the construction loan, and $39.8 million related to standard margining agreements. The maximum aggregate amount of additional collateral that could be required to be posted in the event of a downgrade by S&P under the tolling agreements is $37.0 million. We could be required to post this amount within 70 days to eight months of the date we are rated below investment grade by S&P. Based on our current view, the standard margining agreements would require us to post an additional $22.9 million if we were downgraded by S&P.

15.8    Other Potential Demands for Collateral

        Although we have substantially exited the wholesale energy trading business of our Merchant Services subsidiary, a number of energy trading agreements remain to be settled or liquidated. These contracts consist of various long-term gas contracts, weather derivatives, alternative risk contracts and European coal and other commodity trading contracts that are difficult to liquidate. These contracts typically include provisions which allow counterparties to request additional collateral to support underlying transactions if events occur that cause counterparties to believe that there has been deterioration in our creditworthiness. In connection with our exit from the wholesale energy trading business and the support requirements of our networks business, we have identified key commercial relationships that are essential to our ongoing business. As a result of the Moody's downgrade, we provided collateral to certain counterparties in the form of cash deposits or letters of credit totaling $41.0 million. While it is difficult to predict how many additional parties may successfully demand some form of collateral, we currently estimate that the amount of additional cash collateral if S&P were to downgrade us to BB would be no more than $94.0 million.

        The following table summarizes the collateral posted to date and additional collateral which may be required to be posted in the future:

	Potential Collateral Disclosed in Second Quarter 10-Q	Amounts Posted/Paid to Date	Potential Additional Amounts to be Posted on S&P Downgrade
	In millions
Australian denominated bonds	$177.0	$81.4	$84.1
Tolling agreements	82.0	45.0	37.0
Construction loan	28.0	27.5	—
Standard margining agreements	62.0	39.8	22.9
Other collateral demands	135.0	41.0	94.0

Total	$484.0	$234.7	$238.0

        If Moody's were to downgrade us below Ba3 and/or S&P were to downgrade us below BB, we may need to post additional collateral amounts of $73 million over and above the stated amounts above.

15.9    Long-Term Gas Contracts and Merchant Power Plant Capacity Obligations

        Our obligations under our long-term gas delivery contracts which were paid in advance will result in cash outflows and losses as outlined in the table below. We are committed to meeting these obligations.

Years	Long-Term Gas Contract Amortization (1)	Long-Term Gas Contract Margin Loss (2)	Total Long-Term Gas Contract Cash Payments (3)
Remaining 2002	$21.1	$11.9	$33.0
2003	81.5	45.9	127.4
2004	85.1	48.1	133.2
2005	87.8	49.8	137.6
Thereafter	498.4	301.7	800.1

Total	$773.9	$457.4	$1,231.3

(1)
This represents the price risk management liability reduction each period.

(2)
This represents the loss that is reflected as a reduction to gross margin each period.

(3)
This represents the cash payment obligation each period.

        Our scheduled capacity and lease payments for power generation in our Capacity Services business during 2003 aggregate approximately $118.2 million. Because it is generally expected that the fuel and start up costs of operating merchant power plants will exceed the revenues that would be generated from the power sales, we believe that our capacity to generate power will largely be unutilized. If our tolling agreements that comprise a substantial portion of our capacity payments are not terminated or restructured on terms acceptable to us, our earnings and liquidity will be severely impacted. We have communicated to certain counterparties the necessity that these agreements be terminated or restructured on terms acceptable to us. Furthermore, if pricing conditions continue for an extended period, we may be required to record a provision for the estimated loss contracts. The relative lack of pricing data beyond the next two years makes this determination difficult.

Years	Capacity/ Lease Payments
Remaining 2002	$25.2
2003	118.2
2004	126.7

        We also provide a guarantee relating to our lease of the Clay County power plant that $113.5 million of the debt of the lessor will be repaid by November 2003.

15.10    Gas Pipeline Capacity Obligations

        We have approximately eight contracts aggregating approximately $40 million in fixed cash obligations in 2003. We fully intend to sell these contracts into the commodity market in the fourth quarter of 2002. The liquidation of these contracts may result in a loss that will be recorded in the fourth quarter of 2002.

15.11    Legal Proceeding

        On February 19, 2002, we filed a suit against Chubb Insurance Group, the issuer of surety bonds in support of certain of our long-term gas supply contracts. Previously, Chubb had demanded that it be released from its up to $554 million surety obligation or, alternatively, that we post collateral to secure its obligation. We do not believe that Chubb is entitled to be released from its surety obligations or that we are obligated to post collateral to secure its obligations unless it is likely we will default on the contracts. Chubb has not alleged that we are likely to default on the contracts. If Chubb were to prevail, it would have a material adverse impact on our liquidity and financial position. We rely on other sureties in support of long-term gas supply contracts similar to those described above. There can be no assurance that these sureties will not make claims similar to those raised by Chubb. We have performed under the contracts since their inception and intend to continue to fully perform on the contracts.

15.12    Cash Flows

        Cash Flows from Operating Activities—Cash flows from operating activities were lower in the nine months ended September 30, 2002, as compared to the same period in 2001 primarily due to the termination of the Merchant Services accounts receivable sales program. As of December 31, 2001, a total of $220 million of Merchant Services accounts receivable had been sold under the program. In the first quarter of 2002, we did not sell new receivables. Instead, we replaced this source of working capital by using the proceeds of the senior note issue sold to the public. Also impacting cash flows from operating activities was the payment of higher annual and long-term incentive compensation based on the record earnings in 2001 and miscellaneous regulatory and other deferrals in 2002. In addition, we made additional funding payments to our defined benefit pension plan to offset declines in plan asset values due to market performance. Partially offsetting decreased cash flows in 2002 was cash collections related to price risk management assets. Lastly, in 2001, because of changes in open positions and market prices and the removal of corporate guaranties in connection with the Merchant Services initial public offering, we were required to make additional margin deposits.

        Cash Flows from Investing Activities—Cash flows used for investing activities included increased capital expenditures for utility plant additions and merchant power generation construction. In addition, the acquisition of our interest in Midlands Electricity in May 2002 increased cash used for investing activities.

        Cash Flows from Financing Activities—Cash flows from financing activities came primarily from our issuance of common stock and senior notes. On January 30, 2002, we issued 12.5 million shares of our common stock to the public, which raised approximately $277.7 million in net proceeds. We also sold $287.5 million of 7.875% senior notes due in February 2032. The issuance of 37.5 million common shares and $500 million of senior notes in July 2002 raised approximately $764 million.

15.13    Premium Equity Participating Securities

        Our Premium Equity Participating Securities units totaling $250 million (units issued at $25 a unit) include a contract to purchase shares of our common stock on or before November 18, 2002, and a 7.35% trust preferred security. We expect to settle the purchase contracts on November 16, 2002 by issuing 11.7 million shares of our common stock and canceling the trust preferred securities.

15.14    Market Risk—Trading

        During the second quarter, we decided to exit our wholesale energy trading business. We will no longer be a market maker. Since that time, we have liquidated a substantial portion of the wholesale trading portfolio. Because of these actions, we have significantly reduced our market risk exposure as we have eliminated open trading positions and have liquidated most of our wholesale energy trading contracts. However, for some contracts, there is not a market available to easily liquidate our positions. These contracts consist of various long-term gas contracts, weather derivatives, alternative risk contracts and European coal derivatives and other commodity trading contracts which will wind down over time.

15.15    Certain Trading Activities

        Transactions carried out in connection with trading activities are accounted for under the mark-to-market method of accounting. Under this method, our energy commodity trading contracts, including physical transactions (mainly gas and power) and financial instruments, are recorded at fair value. We primarily use quoted market prices from published sources or comparable transactions in liquid markets to value our contracts. If actively quoted market prices are not available, we contact brokers and other external sources or use comparable transactions to estimate current values of our contracts. When market prices are not readily available or determinable, certain contracts are valued at fair value using an alternative approach such as model pricing. The adoption of EITF 02-3 will eliminate the use of model pricing going forward. Because our price risk management liabilities are discounted at rates at which those liabilities could be settled in an arm's length transaction, which is affected by our credit rating, the widening of credit spreads resulted in a mark-to-market adjustment that increased gross profit by approximately $38.0 million for the nine months ended September 30, 2002. These adjustments are included in fair value generated during the period. The non-cash increase in gross profits will be reversed in later periods.

        The changes in fair value of our trading and other contracts for the nine months ended September 30, 2002 are summarized below:

	Wholesale Services	Capacity Services and other	Total
	In millions
Fair value at December 31, 2001	$415.2	$175.7	$590.9
Fair value generated during the period	50.8	(1.7)	49.1
Contracts realized or settled—entered into in 2002	(125.4)	42.7	(82.7)
Contracts realized or settled—entered into in prior years	(204.9)	(62.7)	(267.6)

Fair value at September 30, 2002	135.7	154.0	289.7
Long-term gas contracts	—	(773.9)	(773.9)

Total	$135.7	$(619.9)	$(484.2)

        The fair value of contracts maturing in each of the next three years and thereafter are shown below:

	Wholesale Services	Capacity Services and other	Long-Term Gas Contracts	Total
	In millions
2002	$(40.9)	$2.7	$(21.1)	$(59.3)
2003	47.3	51.7	(81.5)	17.5
2004	31.9	34.7	(85.1)	(18.5)
2005	26.7	16.1	(87.8)	(45.0)
Thereafter (a)	70.7	48.8	(498.4)	(378.9)

Total Fair Value	$135.7	$154.0	$(773.9)	$(484.2)

  (a)
  As these contracts have been significantly hedged to limit our commodity price exposure, movement in commodity prices will have limited impact on the value provided.

16.    EARNINGS OUTLOOK

        Aquila is transitioning from an energy merchant to an integrated utility. The various asset sales, deteriorating credit profile and lower electricity prices have significantly changed our earnings profile when compared to historical financial statements. In order to complete the transition and begin our new strategy, we expect to record in the fourth quarter of 2002 significant charges to our income statement relating to contract renegotiations, the continued exit of wholesale commodity positions, potential losses on sale or impairment of assets and additional severance costs. Given the nature of these items we cannot forecast earnings per share for the full year at this time with accuracy.

Item 4. Disclosure Controls and Procedures

        Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are responsible for establishing and maintaining the company's disclosure controls and procedures. These controls and procedures were designed to ensure that material information relating to the company and its subsidiaries are communicated to the CEO and the CFO. We evaluated these disclosure controls and procedures within the last 90 days under the supervision of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. There have been no significant changes in our internal controls and procedures or in other factors that could significantly affect these controls and procedures subsequent to the date of this evaluation.

Part II

Item 1. Legal Proceedings

        In response to admissions by certain gas marketers that they reported inaccurate gas trade information to various trade publications, the Federal Energy Regulatory Commission (FERC) has commenced an investigation into the practices of the largest North American gas marketers, as measured by 2001 physical sales volumes, in reporting natural gas trade data to these publications. Aquila is one of a number of companies that received the FERC's request and will respond to the FERC's request.

Item 5. Other Information

Corporate Governance and Management Restructuring

Corporate Governance

        Our board of directors met on November 6, 2002, to consider, among other things, enhancements to our corporate governance practices. At that meeting, Aquila's independent directors met in a separate session and appointed independent director Herman Cain, as the presiding independent director of the board of directors. The directors then formed a new Corporate Governance/Nominating Committee, chaired by independent director Stan Ikenberry. This committee:

  •
  is composed entirely of independent directors;

  •
  will oversee the development of a comprehensive corporate governance guidelines, including, among other things, management succession planning, guidelines for avoiding conflicts of interest, enhancements to our existing code of business conduct and online ethics training required of all employees;

  •
  will oversee the evaluation of board members and executive officers; and

  •
  will make recommendations to the board of directors regarding nominations of members to the board of directors and its committees, the size of the board and decisions to fill, or not to fill, vacancies on the board of directors.

        In light of our increased focus on the fair, complete and accurate reporting of our financial information, our completely independent Audit Committee, chaired by independent director Gerald Shaheen:

  •
  will meet at least on a monthly (rather than quarterly) basis; and

  •
  has assumed responsibility for retaining the independent auditors and managing that relationship, including screening and pre-approving all audit and permissible non-audit services that will be provided by the independent auditors to the company.

Management Restructuring

        Our management team was substantially restructured at all levels since the second quarter of 2002. The executive changes were:

  •
  Robert Green, formerly Chief Executive Officer and President, resigned his board seat and officer positions in an arrangement negotiated with our Compensation Committee.

  •
  Richard Green, our current Chairman and only inside director, has reassumed the role of Chief Executive Officer and President, positions he held when our business consisted primarily of regulated utility operations.

  •
  Ed Mills, formerly President and Chief Operating Officer—Aquila Merchant Services, has left the company and the day-to-day responsibility for managing this remaining business has been assumed by Mike Jonagan.

  •
  Keith Stamm, formerly President and Chief Operating Officer—Global Networks Group has assumed the position as the Chief Operating Officer for the entire company.

  •
  Dan Streek, our Chief Financial Officer, will be leaving the company and Rick Dobson will be the Interim Chief Financial Officer while a search process for a permanent Chief Financial Officer is conducted.

        Other members of executive management continuing in office are Leo Morton, Senior Vice President and Chief Administrative Officer, Les Parrette, Senior Vice President, General Counsel and Corporate Secretary, and Cal Payne, Senior Vice President and Chief Risk Officer.

Item 6. Exhibits and Reports on Form 8-K

(a)
List of Exhibits:

Exhibit No.	Description
10.1	Employment Agreement dated October 1, 2002, by and between the company and Richard C. Green, Jr.
10.2	Agreement dated October 1, 2002, by and between the company and Robert K. Green.
10.3	Aquila, Inc. 2002 Omnibus Incentive Compensation Plan.
10.4	Second Amendment to the Amended and Restated Capital Accumulation Plan.
10.5	UtiliCorp United Inc. Executive Benefit Security Trust Amended and Restated as of April 4, 2002.
99.1	Certification of Chief Executive Officer.
99.2	Certification of Chief Financial Officer.

(b)
Reports on Form 8-K

        We filed Current Reports on Form 8-K during the third quarter ended September 30, 2002, as follows:

Date Filed	Item No.
July 3, 2002	Item 5—Announcement of Quanta Services revised earnings guidance.
Item 7—Press release dated July 2, 2002.
July 11, 2002	Item 5—Announcement of the closing of 37.5 million shares of common stock at $7.50 per share and $500 million of senior unsecured notes with an adjusted rate of 11.875%.
Item 7—Press release dated July 3, 2002.
July 31, 2002	Item 5—Announcement of decreased likelihood of closing of the Cogentrix acquisition as planned.
Item 7—Press release dated July 31, 2002.
August 2, 2002	Item 5—Announcement of termination of the Cogentrix acquisition.
Item 7—Press release dated August 2, 2002.
August 14, 2002
Item 5—Notice of Robert K. Green, President and Chief Executive Officer, and Dan Streek, Chief Financial Officer of delivering for filing a "Statement Under Oath Regarding Facts and Circumstances Relating to Exchange Act Filings" to the Securities and Exchange Commission.
Item 7—Statement Under Oath of Principal Executive Officer Regarding Facts and Circumstances Relating to Exchange Act Filings as executed by Robert K. Green, President and Chief Executive Officer and Statement Under Oath of Financial Executive Officer Regarding Facts and Circumstances Relating to Exchange Act Filings as executed by Dan Streek, Chief Financial Officer.
September 3, 2002	Item 5—Announcement of response to downgrade of senior unsecured debt by Moody's Investor Service.
Item 7—Press release dated September 3, 2002.
September 4, 2002	Item 5—Announcement of response to investment grade rating by Standard & Poor's Ratings Services.
Item 7—Press Release dated September 4, 2002.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUILA, INC.

By:	/s/ DAN STREEK Dan Streek Chief Financial Officer
Signing on behalf of the registrant and as principal financial and accounting officer
Date:	November 13, 2002

Aquila, Inc.
Chief Executive Officer
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Richard C. Green, Jr., certify that:

1.
I have reviewed the quarterly report of Aquila, Inc. for the quarterly period ending September 30, 2002;

2.
Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3.
Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this periodic report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report ("Evaluation Date"); and

c)
presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could materially affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
/s/ RICHARD C. GREEN, JR. Richard C. Green, Jr. Chairman, President and Chief Executive Officer, Aquila, Inc.

Aquila, Inc.
Chief Financial Officer
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Dan Streek, certify that:

1.
I have reviewed the quarterly report of Aquila, Inc. for the quarterly period ending September 30, 2002;

2.
Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3.
Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this periodic report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report ("Evaluation Date"); and

c)
presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could materially affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
/s/ DAN STREEK Dan Streek Chief Financial Officer, Aquila, Inc.

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
  Item 4. Disclosure Controls and Procedures
Part II
  Item 1. Legal Proceedings
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
Signatures
Aquila, Inc. Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Aquila, Inc. Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002