Form 10-Q
period 2003-03-31
AQUILA  INC
filed 2003-05-15
CIK 66960

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2003
Common Stock, $1 par value	194,385,012

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Information regarding the consolidated financial statements is set forth on pages 3 through 16.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion and analysis of financial condition and results of operations can be found on pages 17 through 32.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are subject to market risk as described on pages 65 through 68 of our 2002 Annual Report on Form 10-K. See discussion on pages 31 through 32 for changes in market risk since December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

        Information regarding disclosure controls and procedures can be found on page 32.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits and Reports on Form 8-K can be found on page 33.

CERTIFICATIONS

        Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 can be found on pages 35 and 36.

Part I. Financial Information

Item 1.    Financial Statements

Aquila, Inc.

Consolidated Statements of Income—Unaudited

	Three Months Ended March 31,
	2003	2002
	In millions, except per share amounts
Sales:
Electricity—regulated	$186.7		$204.7
Natural gas—regulated	420.6		297.3
Electricity—non-regulated	(1.3)		99.4
Natural gas—non-regulated	(30.4)		134.3
Other—non-regulated	3.7		31.7

Total sales	579.3		767.4

Cost of sales:
Electricity—regulated	81.8		74.0
Natural gas—regulated	305.9		199.9
Electricity—non-regulated	31.9		45.9
Natural gas—non-regulated	3.8		111.8
Other—non-regulated	7.8		6.5

Total cost of sales	431.2		438.1

Gross profit	148.1		329.3

Operating expenses:
Operating expense	167.1		222.7
Restructuring charges	6.3		—
Gain on sale of assets	(2.2)		—
Depreciation and amortization expense	45.0		53.6

Total operating expenses	216.2		276.3

Other income (expense):
Equity in earnings of investments	24.5		32.3
Minority interest in income of subsidiaries	—		2.5
Other income (expense)	22.4		(1.1)

Total other income (expense)	46.9		33.7

Interest expense:
Interest expense	65.1		42.9
Minority interest in income of partnership and trust	—		5.7

Total interest expense	65.1		48.6

Earnings (loss) from continuing operations before income taxes	(86.3)		38.1
Income tax benefit	(34.4)		(1.9)

Earnings (loss) from continuing operations	(51.9)		40.0
Earnings from discontinued operations, net of tax	—		4.4

Net income (loss)	$(51.9)		$44.4

Basic earnings (loss) per common share:
Continuing operations	$(.27)		$.29
Discontinued operations	—		.03

Net income (loss)	$(.27)		$.32

Diluted earnings (loss) per common share:
Continuing operations	$(.27)		$.29
Discontinued operations	—		.03

Net income (loss)	$(.27)		$.32

Dividends per common share	$—	$	..30

See accompanying notes to consolidated financial statements.

Aquila, Inc.

Consolidated Balance Sheets

	March 31, 2003	December 31, 2002
	(Unaudited)
	In millions
ASSETS
Current assets:
Cash and cash equivalents	$489.4	$441.7
Restricted cash	267.9	493.9
Funds on deposit	500.7	310.3
Accounts receivable, net	1,250.9	1,672.8
Inventories and supplies	109.7	144.3
Price risk management assets	485.6	545.2
Prepayments and other	292.6	466.0

Total current assets	3,396.8	4,074.2

Property, plant and equipment, net	3,265.4	3,180.6
Investments in unconsolidated subsidiaries	904.4	914.9
Price risk management assets	588.7	491.6
Goodwill, net	313.6	299.6
Deferred charges and other assets	280.2	298.3

Total Assets	$8,749.1	$9,259.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$354.2	$530.7
Short-term debt	307.0	301.0
Accounts payable	1,196.4	1,616.6
Accrued liabilities	297.8	351.0
Price risk management liabilities	448.2	469.5
Current portion of long-term gas contracts	83.9	81.5
Customer funds on deposit	336.8	246.6

Total current liabilities	3,024.3	3,596.9

Long-term liabilities:
Long-term debt, net	2,401.0	2,398.0
Deferred income taxes and credits	431.4	423.0
Price risk management liabilities	385.4	282.8
Long-term gas contracts, net	645.7	671.2
Minority interest	10.5	13.4
Deferred credits	238.8	266.0

Total long-term liabilities	4,112.8	4,054.4

Common shareholders' equity	1,612.0	1,607.9

Total Liabilities and Shareholders' Equity	$8,749.1	$9,259.2

See accompanying notes to consolidated financial statements.

Aquila, Inc.

Consolidated Statements of Comprehensive Income—Unaudited

	Three Months Ended March 31,
	2003	2002
	In millions
Net income (loss)	$(51.9)	$44.4
Unrealized translation adjustments, net	61.0	(2.9)
Unrealized cash flow hedges net of deferred tax benefit (expense)	.3	(9.5)
Unrealized loss from available-for-sale securities	(7.3)	—

Comprehensive income	$2.1	$32.0

Aquila, Inc.

Consolidated Statements of Common Shareholders' Equity

	March 31, 2003	December 31, 2002
	(Unaudited)
	In millions
Common Stock: authorized 400 million shares at March 31, 2003 and December 31, 2002, par value $1 per share; 194,346,137 shares issued at March 31, 2003 and 193,782,782 shares issued at December 31, 2002; authorized 20 million shares of Class A common stock, par value $1 per share, none issued	$194.3	$193.8
Premium on Capital Stock	3,160.2	3,158.6
Retained Deficit	(1,763.4)	(1,711.5)
Treasury Stock, at cost (80,072 and 7,443 shares at March 31, 2003 and December 31, 2002, respectively)	(.1)	—
Accumulated Other Comprehensive Income (Losses)	21.0	(33.0)

Total Common Shareholders' Equity	$1,612.0	$1,607.9

See accompanying notes to consolidated financial statements.

Aquila, Inc.

Consolidated Statements of Cash Flows—Unaudited

	Three Months Ended March 31,
	2003	2002
		(Restated— See Note 8)
	In millions
Cash Flows From Operating Activities:
Net income (loss)	$(51.9)	$44.4
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization expense	45.0	61.2
Restructuring charges	6.3	—
Cash paid for restructuring charges	(20.0)	—
Gain on sale of assets	(2.2)	—
Net changes in price risk management assets and liabilities	46.5	306.4
Deferred income taxes and investment tax credits	2.0	(36.3)
Equity in earnings of investments	(24.5)	(33.4)
Dividends and fees from investments	23.2	16.8
Minority interests in income of subsidiaries	—	(2.5)
Changes in certain assets and liabilities, net of effects of acquisitions and divestitures:
Restricted cash	(68.1)	—
Funds on deposit	(190.3)	(119.2)
Accounts receivable/payable, net	(10.4)	(81.2)
Accounts receivable sales programs	—	(201.0)
Inventories and supplies	34.2	49.4
Prepayments and other	148.3	22.5
Deferred charges and other assets	21.1	(75.2)
Accrued liabilities	(31.5)	(169.3)
Customer funds on deposit	90.2	83.0
Deferred credits	(24.3)	(1.0)
Other	(7.3)	(14.0)

Cash used for operating activities	(13.7)	(149.4)

Cash Flows From Investing Activities:
Network capital expenditures	(45.8)	(62.3)
Merchant capital expenditures	(26.2)	(98.3)
Net increase in merchant notes receivable	—	(13.0)
Cash proceeds received on sale of assets	307.5	60.9
Other	(12.5)	(14.6)

Cash provided from (used for) investing activities	223.0	(127.3)

Cash Flows From Financing Activities:
Issuance of common stock	—	278.1
Issuance of long-term debt	.9	303.5
Retirement of long-term debt	(146.4)	(44.2)
Short-term borrowings (repayments), net	6.0	(253.9)
Cash paid on long-term gas contracts	(23.1)	(23.3)
Cash dividends paid	—	(42.2)
Other	1.0	3.1

Cash provided from (used for) financing activities	(161.6)	221.1

Increase (decrease) in cash and cash equivalents	47.7	(55.6)
Cash and cash equivalents at beginning of period	441.7	262.9

Cash and cash equivalents at end of period	$489.4	$207.3

See accompanying notes to consolidated financial statements.

AQUILA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2003. You should read our 2002 Form 10-K in conjunction with this report. The accompanying Consolidated Balance Sheet and Consolidated Statement of Common Shareholders' Equity as of December 31, 2002, were derived from our audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair representation of our financial position and the results of our operations. Certain estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods shown have been made in preparing the consolidated financial statements. Actual results could differ from these estimates.

        Certain prior year amounts in the consolidated financial statements have been reclassified where necessary to conform to the 2003 presentation. In particular, sales and cost of sales have been reclassified to report energy trading gains and losses on a net basis pursuant to Emerging Issues Task Force Issue No. 02-3 (EITF 02-3), as discussed below under the caption "Energy Trading Activities." Also, as discussed in Note 3, the results of operations from certain assets which were sold in 2002 and early 2003 have been reclassified as discontinued operations in the accompanying statements of income for all periods presented.

Stock Based Compensation

        We issue stock options to employees from time to time and account for these options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). All stock options issued are granted at the common stock's market price at date of issuance. This means we record no compensation expense related to stock options. We also offer employees a stock purchase plan that enables them to purchase our common stock at a 15% discount from the market price.

        Because we account for options and discounts under APB 25, we must disclose pro forma net income (loss) and earnings (loss) per share as if we reflected the estimated fair value of options and discounts as compensation expense. For the three months ended March 31, 2003 and 2002, our pro forma net income (loss) and diluted earnings (loss) per share would have been as follows:

	Three Months Ended March 31,
	2003	2002
	In millions, except per share amounts
Net income (loss):
As reported	$(51.9)	$44.4
Total stock-based employee compensation expense determined under fair value method, net of related tax	(1.5)	(1.3)

Pro forma net income (loss)	$(53.4)	$43.1

Basic earnings (loss) per share:
As reported	$(.27)	$.32
Pro forma	(.28)	.32
Diluted earnings (loss) per share:
As reported	$(.27)	$.32
Pro forma	(.28)	.31

        In April 2003, the Financial Accounting Standards Board (FASB) announced that it would require all companies to expense the value of employee stock options. The FASB plans to issue a new statement later this year that will further define the method of determining fair value and recognizing compensation expense. The new statement is expected to become effective in 2004.

New Accounting Pronouncements

Energy Trading Activities

        In June 2002, the EITF reached a consensus on a topic discussed in EITF No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." EITF No. 02-3 requires that gains and losses on energy trading contracts be shown net on the income statement whether or not they are settled physically. The adoption of this standard required the reclassification of all prior period sales and cost of sales to reflect the net gains and losses on energy trading contracts. This new standard became effective beginning in the third quarter of 2002. The adoption of this requirement had no impact on our gross profit, but it did result in a reduction of sales and cost of sales.

        The following table reconciles gross sales and cost of sales previously reported to sales and cost of sales reported after the effects of EITF 02-3 and the reclassification of discontinued operations (discussed in Note 3) for the three-month period ended March 31, 2002:

Three Months Ended March 31, 2002
In millions
Sales:
Gross sales	$8,861.3
Sales netted per EITF 02-3	(8,029.9)
Sales reclassified to discontinued operations	(64.0)

Reported sales	$767.4

Cost of Sales:
Gross cost of sales	$8,513.4
Cost of sales netted per EITF 02-3	(8,029.9)
Cost of sales reclassified to discontinued operations	(45.4)

Reported cost of sales	$438.1

Derivative Instruments

        In May 2003, FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 also amends certain other existing pronouncements regarding derivatives. It is generally effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. We are in the process of assessing the impact this standard will have on our financial position and results of operations.

2.     Restructuring Charges

        We recorded the following restructuring charges for the three months ended March 31, 2003:

Three Months Ended March 31, 2003
In millions
Capacity Services interest rate swap reductions	$5.3
Everest Connections severance costs	1.0

Total restructuring charges	$6.3

        During the first quarter, we incurred a $5.3 million restructuring charge to exit portions of interest rate swaps related to our Clay County and Piatt County construction financing arrangements. As debt related to these facilities was paid down, our interest rate swaps exceeded the outstanding debt. Thus we reduced our position and realized the loss associated with the cancelled portion of the unfavorable swap. In April 2003, we repaid the outstanding balances on the Clay County and Piatt County debt and incurred an additional $17.5 million of expense to exit the remaining swap positions.

        During the first quarter of 2003, we recorded $1.0 million of severance costs in connection with the restructuring of Everest Connections. This resulted from a reduction of approximately

128 employees. We expect to incur approximately $1.3 million of additional restructuring charges at Everest Connections for severance and related other costs in 2003.

        The following is a summary of the activity for accrued restructuring charges for the three months ended March 31, 2003:

In millions
Accrued restructuring charges as of December 31, 2002	$49.2
Additional expenses during the period	6.3
Cash payments during the period	(20.0)

Accrued restructuring charges as of March 31, 2003 (a)	$35.5

(a)
The majority of this liability represents costs accrued for future unused leased office space which will be paid over various terms through 2015.

3.     Discontinued Operations

        In 2002 and early 2003, we sold our Texas natural gas storage facility, our Texas and Mid-Continent natural gas pipeline systems, including our natural gas and natural gas liquids processing assets and our ownership interest in the Oasis Pipe Line Company, our coal terminal and handling facility and our Merchant loan portfolio. In connection with these sales, we have reported the following unaudited results of operations from these assets in earnings from discontinued operations in the Consolidated Statements of Income for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,
	2003	2002
	In millions
Sales	$.2	$64.0
Cost of sales	—	45.4

Gross profit	.2	18.6

Operating expenses:
Operating expense	.6	13.9
Depreciation and amortization expense	—	7.6

Total operating expenses	.6	21.5

Other income (expense):
Equity in earnings of investments	—	1.1
Other income (expense)	.5	9.7

Earnings before interest and taxes	.1	7.9
Interest expense	—	1.4

Earnings before income taxes	.1	6.5
Income tax expense	.1	2.1

Earnings from discontinued operations	$—	$4.4

4.     Earnings (Loss) per Common Share

        The table below shows how we calculated diluted earnings (loss) per share and diluted shares outstanding. Basic earnings (loss) per share and basic weighted average shares are the starting point in calculating the dilutive measures. To calculate basic earnings (loss) per share, divide earnings (loss)

available for common shares by weighted average shares outstanding without adjusting for dilutive items. Diluted earnings per share is calculated by dividing earnings available for common shares, after assumed conversion of dilutive securities, by weighted average shares outstanding, adjusted for the effect of dilutive securities. As a result of the net loss in the three months ended March 31, 2003, the potential issuances of common stock were anti-dilutive and therefore not included in the calculation of diluted earnings (loss) per share.

	Three Months Ended March 31,
	2003	2002
	In millions, except per share amounts
Earnings (loss) available for common shares from continuing operations	$(51.9)	$40.0
Interest on convertible bonds	—	.1

Earnings (loss) available for common shares from continuing operations after assumed conversion of dilutive securities	(51.9)	40.1
Earnings from discontinued operations	—	4.4

Earnings (loss) available for common shares after assumed conversion of dilutive securities	$(51.9)	$44.5

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(.27)	$.29
Earnings from discontinued operations	—	.03

Net income (loss)	$(.27)	$.32

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(.27)	$.29
Earnings from discontinued operations	—	.03

Net income (loss)	$(.27)	$.32

Weighted average number of common shares used in basic earnings (loss) per share	194.1	136.8
Effect of dilutive securities:
Stock options and restricted stock	—	1.3
Convertible bonds	—	.2

Weighted average number of common shares and dilutive common shares used in diluted earnings (loss) per share	194.1	138.3

5.     Divestitures

Quanta Services, Inc.

        We sold our remaining 11.6 million shares of Quanta Services in February 2003 at a net price of $2.90 per share, which approximated book value, for total proceeds of $33.6 million.

Australia

        In April 2003, we announced that we reached an agreement to sell our interests in Multinet Gas, United Energy Limited and AlintaGas Limited to a consortium of AlintaGas, AMP Henderson and their affiliates for approximately $589 million, which after fees, expenses and taxes is projected to yield net cash proceeds of approximately $445 million. These proceeds must first be applied to repay obligations outstanding under our $200.0 million, 364-day secured credit facility. Completion of the transaction is subject to United Energy shareholder approval, regulatory approvals and various other conditions. We expect to close the transaction and receive the above proceeds in the third quarter of 2003.

6.     Reportable Segment Reconciliation

	Three Months Ended March 31,
	2003	2002
	In millions
Sales:
Domestic Networks	$590.7	$573.8
International Networks	37.1	68.4

Total Global Networks Group	627.8	642.2

Capacity Services	(5.3)	56.5
Wholesale Services	(43.2)	68.7

Total Merchant Services	(48.5)	125.2

Total	$579.3	$767.4

EBIT:
Domestic Networks	$70.6	$46.1
International Networks	10.6	33.6

Total Global Networks Group	81.2	79.7

Capacity Services	(48.7)	2.2
Wholesale Services	(52.6)	21.5

Total Merchant Services	(101.3)	23.7
Corporate and Other	(1.1)	(16.7)

Total EBIT	(21.2)	86.7
Interest expense	65.1	48.6

Earnings (loss) from continuing operations before income taxes	$(86.3)	$38.1

	March 31, 2003	December 31, 2002
	In millions
Assets:
Domestic Networks	$2,672.0	$2,666.5
International Networks	1,604.5	1,607.1

Total Global Networks Group	4,276.5	4,273.6

Capacity Services	1,158.0	1,203.2
Wholesale Services	2,810.7	3,092.1

Total Merchant Services	3,968.7	4,295.3
Corporate and Other	503.9	690.3

Total	$8,749.1	$9,259.2

7.     Financings

Revolving Credit Facility

        In April 2002, we entered into a revolving credit facility totaling $650.0 million. The credit facility consisted of two $325.0 million credit agreements, one with a maturity date of 364 days, the other three years. In April 2003, the 364-day credit facility was repaid in full and the unutilized portion of the three-year credit facility was terminated. The three-year facility is being used solely as support for letters of credit currently outstanding under the facility. The lenders have (a) required us to cash collateralize the letters of credit and (b) extended waivers on existing covenant violations until June 1, 2003. At April 30, 2003, $101.8 million of letters of credit were outstanding under this facility.

        During the second quarter, we intend to replace the letters of credit issued under the three-year facility with the new letter of credit facility discussed below.

364-Day Secured Credit Facility

        On April 11, 2003, we closed on a $200.0 million, 364-day secured loan. The borrower is UtiliCorp Australia, Inc., our wholly-owned subsidiary. At closing, we borrowed $100.0 million of the available $200 million. The interest rate on this financing is the London Inter Bank Offering Rate (LIBOR) (with a 3% floor) plus 4.0% for the first 90 days. After the first 90 days, the interest rate increases an additional 2% and will increase an additional 2% every subsequent 90 days with a maximum rate at maturity of LIBOR (with a 3% floor) plus 10%. We paid up front arrangement fees of $4.1 million. Proceeds from the initial borrowing were used to retire debt.

        On May 12, 2003, we exercised our option under the 364-day financing to borrow the remaining $100.0 million available under this facility. The proceeds were used to terminate our Acadia tolling agreement as discussed in Note 9. We paid additional arrangement fees of $4.1 million for this borrowing.

        The 364-day term loan facility is secured by (i) a pledge of the equity of a wholly-owned subsidiary that indirectly holds our interests in independent power projects, (ii) a pledge of the equity of a wholly-owned subsidiary that indirectly holds our Australian utility investments, (iii) a pledge of the equity of our two subsidiaries that own our interests in our power plants in Clay County and Piatt County, Illinois, and (iv) a pledge, junior to that in favor of the lenders under the Three-Year Secured Facility, of the equity of a wholly-owned subsidiary that indirectly holds our Canadian utility business. If we default on this loan, the lenders would be entitled to be fully repaid from the sale proceeds of this collateral before other creditors could assert their claims against the collateral.

        We are required to use certain funds to prepay amounts outstanding under the 364-day facility. These include:

  (1)
  all distributions and proceeds from our Australian investments and independent power project investments (See Note 5 regarding our announced sale transaction);

  (2)
  all distributions, proceeds and excess cash from our power plants in Clay County and Piatt County, Illinois;

  (3)
  all proceeds from any accounts receivable financing or sales program; and

  (4)
  all distributions and proceeds from our Canadian utility business to the extent not required to be used to repay outstanding amounts under the Three-Year Secured Credit Facility described below.

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

Three-Year Secured Credit Facility

        On April 11, 2003, we closed on a $430.0 million, three-year secured loan. The initial interest rate on the facility will be LIBOR (which has a 3% floor) plus 5.75%. In addition, we were required to pay up front arrangement fees of $17.8 million. Proceeds from the financing will be used to retire debt and support existing and future letters of credit.

        The three-year facility is secured by (i) $430.0 million first mortgage bonds issued under a new indenture that constitutes a lien on our existing and future Michigan and Nebraska tangible utility network assets, (ii) a pledge of the equity of a wholly-owned subsidiary that indirectly holds our Canadian utility business, and (iii) a pledge, junior to that in favor of the lenders under the 364-day secured credit facility, of the equity of a wholly-owned subsidiary that indirectly holds our interests in independent power projects. If we default on this loan, the lenders would be entitled to be fully repaid from the sale proceeds of this collateral before other creditors could assert their claims against the collateral.

        We have also committed to use reasonable efforts to obtain approvals that would provide these lenders additional utility assets as collateral for their loans. If, as a result of the addition of any such collateral, the value of the collateral securing the indenture exceeds 167% of the loan secured by the indenture, the pledge of the Canadian equity interest may be released and the interest rate would be reduced to LIBOR (which has a 3% floor) plus 5.00%. In April 2003, we filed applications with the state regulatory bodies in Colorado, Iowa, Kansas, Minnesota and Missouri requesting authority to pledge utility assets in their respective states.

        We are required to use certain funds to prepay amounts outstanding under the three-year facility unless the value of the collateral will, absent such payment, remain equal to at least 200% of the outstanding loan amount under this facility (subject to certain reductions following certain events). These funds include:

  (1)
  all proceeds from the disposition of any collateral subject to the lien of the first mortgage indenture; and

  (2)
  all distributions and proceeds from our Canadian utility business and independent power project investments so long as the applicable pledge agreements continue to secure this facility.

        In addition, the $430.0 million secured debt would become immediately due and payable if we do not complete an exchange offer, tender offer, refinancing or other retirement transaction with regard to 80% of the outstanding principal of our 7% senior note series due July 15, 2004 and our 6.875% senior note series due October 1, 2004, at least two weeks prior to their respective maturity dates. Among other restrictions, the three-year secured facility contains the following financial covenants:

  (1)
  We must maintain a ratio of total debt to total capital of not more than .75 to 1.00 as of September 30, 2003 and December 31, 2003, decreasing to .70 to 1.00 for quarters ending after December 31, 2003.

  (2)
  Beginning July 1, 2003, we must maintain a trailing twelve-month ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) from pledged assets to interest expense related to these assets of no less than 1.05 to 1.00, increasing to 2.0 to 1.0 for quarters ending after December 31, 2004.

  (3)
  Beginning July 1, 2003, we must maintain a trailing twelve-month ratio of debt outstanding on our pledged assets to EBITDA from our pledged assets of no more than 10.5 to 1.0, decreasing to 5.5 to 1.0 for quarters ending after June 30, 2004.

        The three-year facility also contains covenants that restrict certain activities including, among others, limitations on additional indebtedness, restrictions on acquisition and sale transactions, and restrictions on the amount that we can fund our unregulated merchant businesses and our Everest telecommunications business. In addition, we are prohibited from paying dividends and from making certain other payments if our senior unsecured debt is not rated at least Ba2 by Moody's and BB by Standard & Poor's, or if such a payment would cause a default under the three-year facility.

        Amounts under the three-year facility cannot be voluntarily prepaid except with payment of a make-whole amount. Amounts that are repaid cannot be reborrowed. To the extent we default on any of our loan covenants, our interest rate will increase an additional 2% during the default period.

Letter of Credit Facility

        In April 2003, we executed a 364-day Letter of Credit Agreement with a commercial bank. Under terms of the Agreement, the bank has committed to issue up to $200.0 million of letters of credit under the facility. Any letter of credit issued must be fully secured by cash deposits with the bank. We have the option to decrease the commitment amount at any time. The committed amount will automatically decrease to $175.0 million at June 30, 2003 and to $150.0 million at December 31, 2003. At April 30, 2003, $66.8 million of letters of credit have been issued under this facility.

Canadian Finance Subsidiary

        In June 2001, our wholly owned Canadian finance subsidiary, Aquila Networks Canada Finance Corporation, issued $200.0 million of 7.75% senior notes in the U.S. public debt market. Aquila has fully and unconditionally guaranteed these notes.

8.     Restatement of Consolidated Statement of Cash Flow

        As stated in our 2002 Annual Report, in 1997 through 2000, we entered into long-term gas contracts that require us to deliver natural gas to municipal utility customers over a period of 10 to 12 years. In exchange for our commitment to deliver the natural gas, we were paid in advance. We considered these contracts part of our energy trading operations. As such, both the receipt of the advance cash payments and the monthly cash outflows to purchase the gas to be delivered to the customers in satisfaction of our commitments were included in our Consolidated Statements of Cash Flows under the caption Net Changes in Price Risk Management Assets and Liabilities and included in Cash Flows From Operating Activities. These contracts were included under the caption Price Risk Management Liabilities in our Consolidated Balance Sheets prior to December 31, 2002, but are now separately disclosed as Long-term Gas Contracts.

        In 2002, the EITF, in its deliberations regarding EITF 02-3, discussed a number of items related to energy trading and risk management activities. In order to more fully address certain of the items discussed, the EITF formed a working group. One of the items discussed by the working group was "prepaid gas contracts." These discussions included the cash flow presentation of contracts similar to our long-term gas contracts. Based on this discussion, and other accounting and industry discussions and guidance occurring in 2002, we believe that the current industry and accounting consensus is to report these contracts as financing activities in the statement of cash flows. As a result, we have reported these cash flows in accordance with the current accounting interpretations and guidance for all periods presented in our Consolidated Statements of Cash Flows. This resulted in a $23.3 million increase in Cash Flows From Operating Activities for the three months ended March 31, 2002, as compared to the amount previously reported. Cash Flows From Financing Activities changed by the corresponding amount, resulting in no change in total cash flow. This change had no impact on earnings or losses.

        The net effects of the change discussed above are shown in the following table:

	Three Months Ended March 31, 2002
	As Previously Reported	As Restated
	In millions
Cash used for operating activities	$(172.7)	$(149.4)
Cash used for investing activities	(127.3)	(127.3)
Cash provided from financing activities	244.4	221.1

Net decrease in cash and cash equivalents	$(55.6)	$(55.6)

9.     Acadia Tolling Contract

        In May 2003, we entered into an agreement to terminate the 20-year tolling contract on the Acadia power plant in Louisiana. We made a termination payment of $105.5 million, which will be included in restructuring charges in the second quarter of 2003, and were released from the remaining aggregate payment obligation of $833.9 million, or $43.5 million on an annual basis.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

AQUILA, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

        Except where noted, the following discussion refers to the consolidated entity, Aquila, Inc. Although we began the exit from our Wholesale Services business in the second quarter of 2002, during the periods covered by this report, our businesses were structured as follows: (a) Global Networks Group, consisting of two segments, (i) Domestic Networks, our electricity and gas utilities in seven mid-continent states, which also includes our communications business and our investment in Quanta Services, Inc. (sold in late 2002 and early 2003), and (ii) International Networks, our Canadian, Australian and United Kingdom investments in electric and gas utility businesses and our investment in New Zealand electric and gas utility businesses (sold in the third quarter of 2002); and (b) Merchant Services, consisting of two segments, (i) Capacity Services, our power generation, investments in independent power projects and our natural gas gathering and processing operations (currently classified as discontinued operations), and (ii) Wholesale Services, our North American and European commodity and client service businesses (including our capital business which is also currently classified as discontinued operations).

FORWARD-LOOKING INFORMATION AND RISK FACTORS

        This report contains forward-looking information, including statements that (i) we expect our rates to be increased in certain states where we have utility operations, (ii) we expect to receive net proceeds of approximately $445 million from the sale of our Australian investments in the third quarter of 2003, and (iii) our long-term liquidity depends upon the sale of non-strategic assets, restructuring of generation capacity obligations and reduction of long-term debt. The words "may," "will," "should," "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," or the negative of these terms or similar expressions identify further forward-looking statements. Similar statements that identify our objectives, plans and goals are forward-looking statements.

        These forward-looking statements involve risks and uncertainties, and there are certain important factors that can cause actual results to differ materially from those anticipated. Some of the important factors and risks that could cause actual results to differ materially from those anticipated include:

  •
  Regulatory commissions may modify or refuse to approve anticipated changes to our utility rates.

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

  •
  If our financial condition improves in the short-term, the market prices for our long-term debt may increase and limit our ability to repurchase it at a significant discount. Our new credit agreements require us to use a significant portion of the proceeds from the sale of our assets to reduce our obligations to those lenders before retiring other debt.

  •
  The completion of the sale of our Australian investment is subject to various conditions, including regulatory and shareholder approvals and the completion of the purchaser's funding requirements. Therefore, it is possible that the transaction will not be completed, the purchase price will be adjusted or actual fees, expenses or taxes resulting from the transaction will be materially different than anticipated.

  •
  Our commitments under long-term gas delivery contracts and capacity generation contracts will generate significant losses and negative cash flows for an extended period of time. Because these obligations represent favorable contracts to the counterparties, absent a risk of our default, they may be unwilling to restructure or sell the contracts.

  •
  There are numerous ongoing state and federal investigations of the trading activities of companies that participated in the energy trading industry, including us. Companies that have violated laws or rules of the investigating agencies have been required to pay significant fines. Even if no wrongdoing is found, we could incur legal and accounting costs associated with complying with the discovery requests of the investigating bodies.

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

        The use of EBIT as a performance measure is not meant to be considered an alternative to net income or cash flows from operating activities, which are determined in accordance with generally accepted accounting principles (GAAP), as an indicator of operating performance or as a measure of liquidity, or other performance measures used under GAAP. In addition, the term may not be comparable to similarly titled measures used by other companies.

	Three Months Ended March 31,
	2003	2002
	In millions
Earnings (Loss) Before Interest and Taxes:
Domestic Networks	$70.6	$46.1
International Networks	10.6	33.6

Total Global Networks Group	81.2	79.7

Capacity Services	(48.7)	2.2
Wholesale Services	(52.6)	21.5

Total Merchant Services	(101.3)	23.7
Corporate and Other	(1.1)	(16.7)

Total EBIT	(21.2)	86.7

Interest expense	65.1	48.6
Income tax benefit	(34.4)	(1.9)

Earnings (loss) from continuing operations	(51.9)	40.0
Earnings from discontinued operations, net of tax	—	4.4

Net income (loss)	$(51.9)	$44.4

Key Factors Impacting EBIT

        Our total EBIT decreased significantly in the first quarter of 2003 compared to 2002. Key factors affecting 2003 results were as follows:

  •
  We began our exit from the wholesale energy trading business during the second quarter of 2002. This business contributed EBIT of $21.5 million in the first quarter of 2002, compared to a loss before interest and taxes of $52.6 million in 2003. Included in the $52.6 million loss for the first quarter of 2003 was approximately $27.0 million of non-cash losses related to the sale of all of our capacity under certain long-term gas transportation agreements at substantially less than our future commitments and $5.9 million related to terminating additional trading contracts. Our remaining first quarter 2003 margin losses mainly stem from mark-to-market losses and unfavorable settlements related to our trading portfolio, including highly-structured rainfall, streamflow and load-based fixed price sale transactions.

  •
  Wider spark spreads (the difference between the price at which electricity is sold and the cost of fuel used to generate it) in 2002 generated $21.4 million of favorable mark-to-market gains. As liquidity and spark spreads have since narrowed in the forward market, these gains did not recur in 2003. In addition, we recorded $16.0 million of unfavorable mark-to-market losses on long dated forward contracts.

  •
  In connection with our merchant power plants, we make fixed lease payments (capacity payments) evenly throughout the year. For the first quarter of 2003, capacity payments increased by $11.5 million compared to 2002 because new plants became operational late in 2002. This additional capacity was utilized on a limited basis at prices that were not sufficient to cover the fixed lease payments.

  •
  As a result of an unfavorable regulatory decision affecting the 2002 and 2003 rates recorded by our electric utility in Alberta, Canada, EBIT was reduced by $14.3 million in the first quarter of 2003.

Restructuring Charges

        We recorded the following restructuring charges for the three months ended March 31, 2003:

Three Months Ended March 31, 2003
In millions
Capacity Services interest rate swap reductions	$5.3
Everest Connections severance costs	1.0

Total restructuring charges	$6.3

        During the first quarter of 2003, we incurred a $5.3 million restructuring charge to exit portions of interest rate swaps related to our Clay County and Piatt County construction financing arrangements. As debt related to these facilities was paid down, our interest rate swaps exceeded the outstanding debt. Thus, we reduced our position and realized the loss associated with the cancelled portion of the unfavorable swap. In April 2003, we repaid the outstanding balances on the Clay County and Piatt County debt and incurred an additional $17.5 million of expense to exit the remaining swap positions.

        We also recorded $1.0 million of severance costs during the first quarter of 2003, in connection with the restructuring of Everest Connections. This resulted from a reduction of approximately 128 employees. We expect to incur approximately $1.3 million of additional restructuring charges at Everest Connections for severance and other related costs in 2003.

Discontinued Operations

        As further discussed in Note 3 to the Consolidated Financial Statements, in connection with the sale in 2002 of our Texas natural gas storage facility, our Texas and Mid-Continent natural gas pipeline systems, including our natural gas and natural gas liquids processing assets and our ownership interest in the Oasis Pipe Line Company, our coal terminal and handling facility and our Merchant loan portfolio, we have reported the results of operations of these assets in discontinued operations in the Consolidated Statements of Income. Unaudited operating results of discontinued operations for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended March 31,
	2003	2002
	In millions
Sales	$.2	$64.0
Cost of sales	—	45.4

Gross profit	.2	18.6

Operating expenses:
Operating expense	.6	13.9
Depreciation and amortization expense	—	7.6

Total operating expenses	.6	21.5

Other income (expense):
Equity in (losses) earnings of investments	—	1.1
Other income (expense)	.5	9.7

Earnings before interest and taxes	.1	7.9
Interest expense	—	1.4

Earnings before income taxes	.1	6.5
Income tax expense	.1	2.1

Earnings from discontinued operations	$—	$4.4

Quarter-to-Quarter

        The decrease in earnings from discontinued operations reflects the sale of substantially all of the assets of these businesses in the fourth quarter of 2002.

DOMESTIC NETWORKS

        The table below summarizes the operations of our Domestic Networks for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,
	2003	2002
	Dollars in millions
Sales	$590.7	$573.8
Cost of sales	387.2	380.8

Gross profit	203.5	193.0

Operating expenses:
Operating expense	100.5	125.0
Restructuring charges	1.0	—
Gain on sale of assets	(2.2)	—
Depreciation and amortization expense	33.4	35.3

Total operating expenses	132.7	160.3

Other income (expense):
Equity in earnings of investments	—	7.8
Minority interest in income of subsidiaries	—	2.5
Other income (expense)	(.2)	3.1

Earnings before interest and taxes	$70.6	$46.1

Electric sales and transportation volumes (GWh)	2,827.5	2,922.0
Gas sales and transportation volumes (Bcf)	88.4	81.9
Electric customers	443,000	434,000
Gas customers	897,000	880,000

Quarter-to-Quarter

Sales, Cost of Sales and Gross Profit

        Sales, cost of sales and gross profit for the Domestic Networks businesses increased $16.9 million, $6.4 million and $10.5 million, respectively, in 2003 compared to 2002. Sales and cost of sales for our regulated gas networks increased approximately $123.3 million and $106.0 million, respectively, for a net increase in gross profit of $17.3 million. These increases were due to a 31% increase in natural gas prices and an 8% increase in volumes sold. Because gas purchase costs for our gas utility operations are passed through to our customers, the change in gas prices did not have a corresponding impact on gross profit. These increases were offset in part by the elimination of sales, cost of sales and gross profit of $114.9 million, $105.6 million and $9.3 million, respectively, from our non-regulated wholesale gas operations that were sold in 2002. Gross profit also increased due to $6.4 million of interim rate increases in Michigan and Iowa. In addition, gross profit from Everest Connections was $3.3 million higher in 2003 due to an increase in customers.

Operating Expense

        Operating expense decreased $24.5 million in 2003 compared to 2002, primarily due to labor, benefit savings and lower administrative expenses resulting from our restructuring in 2002.

Equity in Earnings of Investments

        Equity in earnings of investments decreased $7.8 million in 2003 compared to 2002. The decrease was primarily due to the sale of our equity interest in Quanta Services during the latter half of 2002 that reduced our ownership to 10.2% at December 31, 2002. Due to our reduced ownership, we could no longer record equity earnings. Our remaining investment was sold during the first quarter of 2003 at an amount that approximated book value.

Regulatory Matters

        The following is a summary of our recent rate case activity:

	Type of service	Date Requested	Amount Requested	Amount Approved
			In millions
Minnesota	Gas	8/2000	$9.8	pending
Iowa	Gas	6/2002	9.3	$4.3
Michigan	Gas	8/2002	14.3	8.4
Colorado	Electric	10/2002	23.4	pending

First Quarter Regulatory Activity

        A settlement has been reached with the intervenors in the Minnesota rate case for $5.7 million. The settlement has been filed with the Commission and a decision is anticipated in June 2003.

        In June 2002, we filed for a $9.3 million general rate increase in Iowa. We received approval to place an interim increase of $5.6 million into effect, subject to refund. In February 2003, a settlement was approved by the Commission for an increase of $4.3 million.

        In August 2002, we filed for a $14.3 million general rate increase in Michigan. We received approval to place an interim increase of $8.2 million into effect as of December 2002. We reached a settlement with the Commission staff and other intervening parties for an increase of $9.1 million. This settlement was approved by the Commission in March 2003 and the new rates have gone into effect. This increase was partially offset by a separate depreciation case whereby our annual rates were reduced by $.7 million. This decrease relates to our depreciation rates, which reduced cash flow but had little impact on earnings.

        In October 2002, we filed for a $23.4 million increase in our Colorado electric rates. In April 2003, we reached a settlement with the Commission staff and other intervening parties for an increase of $16.0 million. A hearing is scheduled to be held in May and new rates are expected to be effective in June 2003.

INTERNATIONAL NETWORKS

        The table below summarizes the operations of our International Networks for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,
	2003	2002
	Dollars in millions
Sales	$37.1	$68.4
Cost of sales	12.1	11.4

Gross profit	25.0	57.0

Operating expenses:
Operating expense	27.2	23.4
Depreciation and amortization expense	(2.9)	14.1

Total operating expenses	24.3	37.5

Other income (expense):
Equity in earnings of investments	5.2	12.4
Other income (expense)	4.7	1.7

Earnings before interest and taxes	$10.6	$33.6

Electric sales volumes (GWh)	4,264.0	4,231.2
Canadian electric customers	486,000	473,000

Quarter-to-Quarter

Sales, Cost of Sales and Gross Profit

        Sales and gross profit decreased $31.3 million and $32.0 million, respectively, primarily due to the decision by the Alberta Energy and Utility Board (AEUB) to decrease our 2002 and 2003 rates in Alberta as discussed below in Regulatory Matters.

Depreciation and Amortization Expense

        Depreciation and amortization expense decreased $17.0 million in 2003 compared to 2002. This decrease was primarily due to the decision by the AEUB to reduce the depreciation rates (thus extending the depreciable lives) of most of our distribution assets in Alberta from approximately 30 years to 35 years as discussed below in Regulatory Matters.

Equity in Earnings of Investments

        Equity in earnings of investments decreased $7.2 million in 2003 compared to 2002. This decrease was primarily due to the October 2002 sale of our interest in UnitedNetworks Limited in New Zealand, which contributed equity earnings of $8.4 million in the first quarter of 2002.

        Although Midlands Electricity plc (our United Kingdom electric network) had undistributed net earnings in the first quarter of 2003, we did not recognize any equity earnings from this investment. As we stated in our 2002 Annual Report, due to regulatory limitations on cash payments by Midlands to its owners, we intend to record equity earnings and management fees only to the extent of cash received.

Regulatory Matters

        The following is a summary of our current rate case activity:

	Type of service	Date Requested	Amount Requested	Amount Approved
	In millions
Alberta, Canada	Electric	12/2001	$12.7	$(21.0)
British Columbia, Canada	Electric	11/2002	4.9	4.2

First Quarter Regulatory Activity

        In December 2001, we filed for an annual rate increase in Alberta along with an application for a performance-based rate-setting mechanism. In July 2002, an interim rate increase of approximately $9.6 million was approved. Hearings were held in September and October 2002 and a final order was issued in February 2003, resulting in a decrease in rates of $21.0 million for 2002, and no increase in rates in 2003 (2002 rates carried forward to 2003). Almost all of the reduction in rates related to depreciation on distribution assets (average asset lives were extended) and the related income tax effect. The decision did not adjust the allowed rate of return earned by the company and therefore, net income is not expected to be materially impacted by this decision. However, the decision is estimated to reduce annual cash flow from operations by approximately $17.0 million for 2004 and beyond. With regard to 2003, cash flow from operations will be reduced by approximately $33.0 million, which includes the effect of both the 2002 and 2003 reduction.

        As a result of the above action, we reassessed the future recoverability of $202.7 million of recorded goodwill in Canada during the first quarter of 2003. This assessment indicated that no impairment existed. We will perform our next annual assessment in November 2003.

        In November 2002, we filed a request for a $4.9 million interim rate increase effective in January 2003 in British Columbia. Following a review process, the British Columbia Utility Commission issued a final order in February 2003 approving a $4.2 million rate increase.

Current Operating Development

        Australia.    In April 2003, we reached an agreement to sell our interests in Multinet Gas, United Energy Limited and AlintaGas Limited to a consortium of AlintaGas, AMP Henderson and their affiliates for approximately $589 million, which after fees, expenses and taxes is projected to yield net cash proceeds of approximately $445 million. These proceeds must first be applied to repay obligations outstanding under our $200.0 million, 364-day secured credit facility. Completion of the transaction is subject to United Energy shareholder approval, regulatory approvals and various other conditions. We expect to close the transaction and receive the above proceeds in the third quarter of 2003.

CAPACITY SERVICES

        The table below summarizes the operations of our Capacity Services businesses for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,
	2003	2002
	In millions
Sales	$(5.3)	$56.5
Cost of sales	31.9	45.9

Gross profit	(37.2)	10.6

Operating expenses:
Operating expense	11.7	18.6
Restructuring charges	5.3	—
Depreciation and amortization expense	14.1	1.9

Total operating expenses	31.1	20.5

Other income (expense):
Equity in earnings of investments	19.2	12.0
Other income (expense)	.4	.1

Earnings (loss) before interest and taxes	$(48.7)	$2.2

Quarter-to-Quarter

Sales, Cost of Sales and Gross Profit

        Sales and cost of sales for our Capacity Services operations decreased approximately $61.8 million and $14.0 million, respectively, in 2003 compared to 2002, resulting in a decrease in gross profit of $47.8 million. These decreases were primarily due to the following factors:

  •
  Sales and cost of sales were approximately $32.0 and $26.7 million lower, respectively, as higher natural gas prices used for fuel in our merchant power plants made it uneconomical to operate the plants in the first quarter of 2003 compared to the first quarter of 2002.

  •
  Wider spark spreads in 2002 generated $21.4 million of favorable mark-to-market gains. As liquidity and spark spreads have since narrowed in the forward market, these gains did not recur in 2003. In addition, we recorded $16.0 million of unfavorable mark-to-market losses on long dated forward contracts which resulted in negative sales for the quarter.

  •
  In connection with our merchant power plants, we make fixed capacity payments evenly throughout the year. For the first quarter of 2003, capacity payments increased by $11.5 million compared to 2002 as new plants became operational late in 2002 resulting in an increase in cost of sales. This additional capacity was utilized on a limited basis at prices that were not sufficient to cover the fixed lease payments.

  •
  Reduced demand for electricity, reduced liquidity in the market, and over-building of generation capacity have resulted in lower electricity prices and spark spreads, which have substantially impacted our ability to economically operate our peaking generation plants. Our ability to operate these plants profitably is dependent on market events such as periods of warmer than normal weather in the peak periods of electricity demand in May through September or unexpected outages of baseload generating plants which cause higher electricity prices.

Operating Expense

        Operating expense decreased $6.9 million primarily due to labor, benefit savings and lower corporate costs resulting from the restructuring of this business in 2002.

Depreciation and Amortization Expense

        Depreciation and amortization expense increased $12.2 million in 2003 compared to 2002. This increase was primarily due to a change in the estimated amortizable life of certain plant premiums relating to our acquisition of GPU International in 2000. The start of commercial operations at two owned power plants also contributed $2.0 million of the increase.

Equity in Earnings of Investments

        Equity in earnings of investments increased $7.2 million mainly due to increased earnings resulting from mark-to-market gains occurring at the investment level. These gains are non-cash mark-to-market gains that will reverse over time as power is delivered. These gains were offset in part by the sale of our Lockport investment in 2002 and increased fuel and other operating costs within our independent power plant investments.

Earnings Trend and Impact of Changing Business Environment

        The merchant energy sector has been negatively impacted by the increase in generation capacity that became operational in 2002 and by the continued construction of additional power plants. This increase in supply has placed downward pressure on power prices and subsequently the value of unsold merchant generation capacity. As a result of the above factors, we do not expect our Capacity Services unit to be profitable in the next two to three years.

        We attempt to optimize and hedge our power plants with forward contracts which qualify as derivative instruments. When we enter into these positions, they are accounted for at fair value under mark-to-market accounting. The hedges are an offset to our power plants, which use accrual accounting. Because different accounting methods are required for each side of the transaction, significant fluctuations in earnings can occur with limited impacts on cash flow.

Current Operating Development

        Acadia Tolling Contract.    In May 2003, we entered into an agreement to terminate the 20-year tolling contract on the Acadia power plant in Louisiana. We made a termination payment of $105.5 million, which will be included in restructuring charges in the second quarter of 2003, and were released from the remaining aggregate payment obligation of $833.9 million, or $43.5 million on an annual basis.

WHOLESALE SERVICES

        The table below summarizes the operations of our domestic and international Wholesale Services businesses for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,
	2003	2002
	In millions
Sales	$(43.2)	$68.7
Cost of sales	—	—

Gross profit (loss)	(43.2)	68.7

Operating expenses:
Operating expense	9.5	45.3
Depreciation and amortization expense	.7	2.2

Total operating expenses	10.2	47.5

Other income (expense):
Other income (expense)	.8	.3

Earnings (loss) before interest and taxes	$(52.6)	$21.5

        As a result of the implementation of EITF 02-3 (which requires that all gains and losses on energy trading contracts be reported net in sales), all of Wholesale Services' sales are reported net for all periods presented. To the extent losses exceeded gains, as was our case in 2003, sales are shown as a negative number.

Quarter-to-Quarter

Sales and Gross Profit

        Sales and gross profit for our Wholesale Services operations decreased by $111.9 million. This decrease was primarily due to the following factors:

  •
  In the second quarter of 2002, we announced that we were exiting the wholesale energy trading business. Therefore, we were not adding to our trading portfolio in the first quarter of 2003 and had limited opportunities for earnings. Gross profit in the first quarter of 2002 was $68.7 million, compared to a loss of $43.2 million in 2003.

  •
  Included in the $43.2 million loss in the first quarter of 2003 was approximately $27.0 million of non-cash losses related to the sale of all of our capacity under certain long-term gas transportation agreements at substantially less than our future commitments. The loss was recognized for accounting purposes, however, the actual cash associated with the loss will be paid out over the term of the contracts. In addition, we recorded a $5.9 million loss related to terminating additional trading contracts. Our remaining first quarter 2003 margin losses mainly stem from mark-to-market losses and unfavorable settlements related to our trading portfolio, including highly-structured rainfall, streamflow and load-based fixed price sale transactions.

Operating Expense

        Operating expense decreased $35.8 million primarily due to labor, benefit savings and related operating cost reductions resulting from the exit from our wholesale energy trading operations in 2002.

CORPORATE AND OTHER

        The table below summarizes the operations of our Corporate and Other segment for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,
	2003	2002
	In millions
Operating expenses:
Operating expense	$18.2	$10.4
Depreciation and amortization expense	(.3)	.1

Total operating expenses	17.9	10.5

Other income (expense):
Equity in earnings of investments	.1	.1
Other income (expense)	16.7	(6.3)

Earnings (loss) before interest and taxes	$(1.1)	$(16.7)

Quarter-to-Quarter

Operating Expense

        Operating expense increased $7.8 million primarily due to $5.9 million of restructuring consulting fees and $5.2 million of increased directors and officers insurance in 2003. These increased costs were partially offset by severance costs that were incurred in the first quarter of 2002.

Other Income (Expense)

        Other income (expense) increased $23.0 million due to $16.5 million of foreign currency gains in 2003 resulting from favorable movements in the Australian and New Zealand dollar exchange rates. In addition, 2002 included $5.9 million of foreign exchange and interest rate hedge losses relating to our original planned financing structure that was not consummated in connection with our Midlands acquisition.

Interest Expense

        Interest expense increased $16.5 million in the first quarter of 2003 compared to 2002. The increase was primarily the result of higher interest costs related to the $500.0 million of 14.875% senior notes issued in July 2002 and $287.5 million of 7.875% senior notes issued in February 2002. These increases were offset in part by the retirement of debt outstanding in Australia and New Zealand in late 2002 and early 2003 and the conversion of the premium equity participating securities to common equity in November 2002.

Income Tax Benefit

        The income tax benefit increased $32.5 million in 2003 compared to 2002, primarily as a result of our loss before income taxes in 2003 as compared to earnings and certain regulatory adjustments that were made in the first quarter of 2002.

SIGNIFICANT BALANCE SHEET MOVEMENTS

        Total assets decreased by $510.1 million since December 31, 2002. This decrease is primarily attributable to the following:

  •
  Cash increased $47.7 million. See our Consolidated Statement of Cash Flows for analysis of this increase.

  •
  Restricted cash decreased $226.0 million primarily due to the release of cash held in escrow on the sale of our Merchant loan portfolio.

  •
  Funds on deposit increased $190.4 million primarily due to additional margin deposits paid to counterparties due to the significant increase in natural gas prices that occurred in the first quarter.

  •
  Accounts receivable, net decreased $421.9 million primarily due to lower volumes of natural gas and electricity delivered due to our exit from wholesale energy trading, offset in part by increased natural gas prices from December 31, 2002.

  •
  Price risk management assets increased $37.5 million primarily due to increased natural gas prices from December 31, 2002.

  •
  Prepayments and other decreased $173.4 million primarily due to the collection of our $191.1 million income tax refund.

  •
  Property, plant and equipment, net increased $84.8 million primarily due to utility plant capital expenditures and an increase in the exchange rate on our Canadian electric utility plant balances.

        Total liabilities decreased by $514.2 million and common shareholders' equity increased by $4.1 million since December 31, 2002. These changes are primarily attributable to the following:

  •
  Accounts payable decreased by $420.2 million primarily due to lower volumes of natural gas and electricity delivered due to our exit from wholesale energy trading, offset in part by increased natural gas prices from December 31, 2002.

  •
  Accrued liabilities decreased $53.2 million primarily due to the payment of foreign income taxes.

  •
  Price risk management liabilities increased $81.3 million primarily due to increased natural gas prices from December 31, 2002.

  •
  Customer funds on deposit increased by $90.2 million primarily due to increased natural gas prices resulting in additional margin deposit requirements being received from our counterparties.

  •
  Short-term and long-term debt, including current maturities of long-term debt, together decreased by $167.5 million primarily due to the repayment of $65.9 million of Australian notes and $100.7 million of debt related to our Clay and Piatt County power plants.

  •
  Common shareholders' equity increased $4.1 million primarily as a result of improved exchange rates on our foreign investments offset by the $51.9 million net loss in the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Short-term Liquidity

        Our ability to repay or refinance our debt is essential to our short-term liquidity. As of March 31, and April 30, 2003, we had the following short-term debt:

	Debt Outstanding at
	March 31, 2003	April 30, 2003
	In millions
Short-term debt:
Revolving credit facility—United States (a)(b)	$189.8	$—
Turbine facility (a)	33.9	—
364-day secured facility (e)	—	100.0
Bank borrowings and other—Canada	83.3	88.8

Subtotal	307.0	188.8

Current maturities of long-term debt:
Clay County project notes (a)	75.3	—
Piatt County project notes (a)	70.0	—
Canadian denominated credit facilities (a)	84.5	—
Australian notes (d)	16.9	—
Canadian asset securitization (c)	91.1	84.7
Miscellaneous	16.4	15.5

Subtotal	354.2	100.2

Total	$661.2	$289.0

  (a)
  Amount repaid in full concurrent with new financings described below.

  (b)
  We have cash collateral held by banks of $168.6 million as of April 30, 2003, which collateralizes letters of credit issued under our credit facilities.

  (c)
  This facility is secured by certain future rate collections and will be repaid monthly through February 2004.

  (d)
  Amount repaid in full in April 2003.

  (e)
  Amount increased to $200.0 million on May 12, 2003. We expect to repay this facility in the third quarter of 2003 with the proceeds from the sale of our Australian investments.

        On April 11, 2003, we closed on a three-year secured financing of $430.0 million and a 364-day secured financing of $200.0 million. At closing of the 364-day secured financing, we initially borrowed $100.0 million under the secured financing. On May 12, 2003, we exercised our option under the 364-day financing to borrow the additional $100.0 million available under this facility. See Note 7 to the Consolidated Financial Statements for additional information regarding the terms of the financings. Proceeds from the financings were used to retire debt, support existing and future letters of credit and terminate our Acadia tolling agreement.

        Due to our non-investment grade credit rating and lack of short-term lines of credit, we must maintain sufficient cash on hand to cover all of the working capital requirements of our business. The most significant activity impacting working capital is the purchase of natural gas for our gas utility customers. We could experience significant working capital requirements during peak winter heating months due to higher gas consumption, potential periods of high natural gas prices and the fact that we are currently required to prepay certain of our gas commodity suppliers and pipeline companies. This could significantly impact our liquidity.

        Our next significant need for outside capital relates to the repayment of our 364-day secured credit facility and the retirement of senior notes maturing in 2004. We anticipate retiring this debt with proceeds from additional asset sales. In the event we are not successful in closing the asset sales, we would need to obtain alternative financing to meet these obligations.

Long-term Liquidity

        As we continue to transition to a domestic utility business, our long-term liquidity is dependent upon the following actions:

  •
  the restructuring of our generation capacity obligations;

  •
  the successful sale of non-strategic assets;

  •
  the reduction of long-term debt obligations; and

  •
  the generation of sufficient operating cash flows to service our remaining long-term debt obligations.

Cash Flows

        Cash Flows from Operating Activities—Cash used for operating activities improved in the three months ended March 31, 2003, as compared to the same period in 2002 primarily due to the collection of our $191.1 million income tax refund in 2003 related to the carryback of operating and capital losses generated in 2002. In addition, the termination of the Merchant Services accounts receivable sales program and the payment of higher annual and long-term incentive compensation based on the record earnings in 2001 reduced cash flows from operating activities in 2002. Partially offsetting decreased cash flows in 2002 was cash collections related to price risk management assets.

        Cash Flows from Investing Activities—Cash flows from investing activities increased in the first quarter of 2003 primarily due to the collection of cash proceeds in 2003 from the sale of assets in 2002 and reduced Merchant capital expenditures due to the completion of construction on several new plants in 2002.

        Cash Flows from Financing Activities—Cash flows from financing activities decreased primarily as a result of our issuance in 2002 of common stock and senior notes. In January 2002, we issued 12.5 million shares of our common stock to the public, which raised approximately $277.7 million in net proceeds. We also sold $287.5 million of 7.875% senior notes due in March 2032. These proceeds were used to pay down short-term debt on our revolving credit agreement and to replace the liquidity under the Merchant Services accounts receivable sales program that was terminated. In the first quarter of 2003, the primary financing activity was the repayment of debt under the revolving credit facility, the Clay County and Piatt County construction financings and the repayment of Australian notes.

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

        The changes in fair value of our trading and other contracts for 2003 are summarized below:

	Wholesale Services	Capacity Services and other	Total
	In millions
Fair value at December 31, 2002	$180.2	$104.3	$284.5
Reduction in fair value during the period	(16.5)	(24.2)	(40.7)
Contracts realized or cash settled	(4.0)	.9	(3.1)

Fair value at March 31, 2003	$159.7	$81.0	$240.7

        The fair value of contracts maturing in the remainder of 2003, each of the next three years and thereafter are shown below:

	Wholesale Services	Capacity Services and other	Total
	In millions
2003	$17.3	$25.3	$42.6
2004	32.5	10.5	43.0
2005	28.6	2.9	31.5
2006	25.2	17.3	42.5
Thereafter (a)	56.1	25.0	81.1

Total Fair Value	$159.7	$81.0	$240.7

(a)
As these contracts have been significantly hedged, movement in commodity prices will have a limited impact on the net value provided.

Item 4.    Controls and Procedures

        Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are responsible for establishing and maintaining the company's disclosure controls and procedures. These controls and procedures were designed to ensure that material information relating to the company and its subsidiaries are communicated to the CEO and the CFO. We evaluated these disclosure controls and procedures within the last 90 days under the supervision of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. There have been no significant changes in our internal controls and procedures or in other factors that could significantly affect these controls and procedures subsequent to the date of this evaluation.

Part II

Item 6.    Exhibits and Reports on Form 8-K

(a)   List of Exhibits

Exhibit No.	Description
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

(b)   Reports on Form 8-K

        We filed no Current Reports on Form 8-K during the first quarter ended March 31, 2003.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUILA, INC.

By:	/s/ RICK J. DOBSON Rick J. Dobson Chief Financial Officer
Signing on behalf of the registrant and as principal financial and accounting officer
Date:	May 15, 2003

Aquila, Inc.
Chief Executive Officer
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Richard C. Green, Jr., certify that:

1.
I have reviewed the quarterly report of Aquila, Inc. for the quarterly period ending March 31, 2003;

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

May 15, 2003	/s/ RICHARD C. GREEN, JR. Richard C. Green, Jr. Chairman, President and Chief Executive Officer, Aquila, Inc.

Aquila, Inc.
Chief Financial Officer
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Rick J. Dobson, certify that:

1.
I have reviewed the quarterly report of Aquila, Inc. for the quarterly period ending March 31, 2003;

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

May 15, 2003	/s/ RICK J. DOBSON Rick J. Dobson Chief Financial Officer, Aquila, Inc.

QuickLinks

PART I—FINANCIAL INFORMATION
PART II—OTHER INFORMATION
  Part I. Financial Information
  Item 1. Financial Statements
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 4. Controls and Procedures
Part II
  Item 6. Exhibits and Reports on Form 8-K
Signatures