Form 10-Q
period 2005-06-30
AQUILA  INC
filed 2005-08-04
CIK 66960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ________

Commission file number: 1-03562

_______________________

AQUILA, INC.

(Exact name of registrant as specified in its charter)

Delaware	44-0541877
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

20 West Ninth Street, Kansas City,	64105
Missouri	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code 816-421-6600

_______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2005
Common Stock, $1 par value	373,270,392

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Information regarding the consolidated financial statements is on pages 3 through 21.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is on pages 22 through 41.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk as described on pages 69 through 72 of our 2004 Annual Report on Form 10-K. See discussion on page 41 of this document for changes in market risk since December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Information regarding disclosure controls and procedures is on page 42.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is on page 42.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information regarding submission of matters to a vote of security holders is on page 44.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibits are on page 45.

Part I. Financial Information

Item 1. Financial Statements

Aquila, Inc.

Consolidated Statements of Income—Unaudited

	Three Months Ended
	June 30,
In millions, except per share amounts	2005	2004
Sales:
Electricity—regulated	$204.6	$181.9
Natural gas—regulated	166.6	155.7
Electricity—non-regulated	6.3	7.8
Natural gas—non-regulated	5.0	(7.1)
Other—non-regulated	25.1	(3.0)
Total sales	407.6	335.3
Cost of sales:
Electricity—regulated	112.1	98.3
Natural gas—regulated	112.6	101.4
Electricity—non-regulated	9.7	14.4
Natural gas—non-regulated	5.1	2.6
Other—non-regulated	6.4	5.6
Total cost of sales	245.9	222.3
Gross profit	161.7	113.0
Operating expenses:
Operating expense	111.2	133.8
Restructuring charges	–	.6
Net (gain) loss on sale of assets and other charges	–	(10.4)
Depreciation and amortization expense	39.2	36.4
Total operating expenses	150.4	160.4
Other income (expense):
Other income, net	5.6	4.5
Total other income (expense)	5.6	4.5
Interest expense	58.9	63.5
Loss from continuing operations before income taxes	(42.0)	(106.4)
Income tax benefit	(14.8)	(39.3)
Loss from continuing operations	(27.2)	(67.1)
Earnings from discontinued operations, net of tax	–	23.8
Net loss	$(27.2)	$(43.3)
Basic and diluted earnings (loss) per common share:
Continuing operations	$(.06)	$(.34)
Discontinued operations	–	.12
Net loss	$(.06)	$(.22)
Dividends per common share	$–	$–

See accompanying notes to consolidated financial statements.

Aquila, Inc.

Consolidated Statements of Income—Unaudited

	Six Months Ended
	June 30,
In millions, except per share amounts	2005	2004
Sales:
Electricity—regulated	$378.6	$341.9
Natural gas—regulated	643.1	594.2
Electricity—non-regulated	21.3	6.1
Natural gas—non-regulated	(16.2)	(52.2)
Other—non-regulated	31.8	(1.5)
Total sales	1,058.6	888.5
Cost of sales:
Electricity—regulated	198.1	180.1
Natural gas—regulated	479.8	428.9
Electricity—non-regulated	22.0	30.6
Natural gas—non-regulated	5.2	2.7
Other—non-regulated	13.3	11.9
Total cost of sales	718.4	654.2
Gross profit	340.2	234.3
Operating expenses:
Operating expense	217.7	251.6
Restructuring charges	6.6	.9
Net (gain) loss on sale of assets and other charges	(25.6)	21.7
Depreciation and amortization expense	78.2	74.8
Total operating expenses	276.9	349.0
Other income (expense):
Equity in earnings of investments	–	2.1
Other income, net	12.4	6.0
Total other income (expense)	12.4	8.1
Interest expense	117.1	127.8
Loss from continuing operations before income taxes	(41.4)	(234.4)
Income tax benefit	(14.9)	(82.7)
Loss from continuing operations	(26.5)	(151.7)
Earnings from discontinued operations, net of tax	–	56.6
Net loss	$(26.5)	$(95.1)
Basic and diluted earnings (loss) per common share:
Continuing operations	$(.04)	$(.78)
Discontinued operations	–	.29
Net loss	$(.04)	$(.49)
Dividends per common share	$–	$–

See accompanying notes to consolidated financial statements

Aquila, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
In millions	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$171.0	$225.1
Short-term investments	53.4	–
Restricted cash	10.0	22.8
Funds on deposit	232.3	353.1
Accounts receivable, net	315.3	463.4
Inventories and supplies	134.4	155.0
Price risk management assets	132.1	124.9
Prepaid pension	93.3	98.7
Other current assets	85.1	105.8
Total current assets	1,226.9	1,548.8

Property, plant and equipment, net	2,835.4	2,777.4
Price risk management assets	161.0	136.1
Goodwill, net	111.3	111.0
Deferred charges and other assets	194.7	204.0
Total Assets	$4,529.3	$4,777.3

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$21.9	$42.0
Accounts payable	188.6	375.6
Accrued interest	64.9	66.6
Other accrued liabilities	144.5	193.7
Price risk management liabilities	139.3	137.3
Current portion of long-term gas contracts	15.6	15.0
Customer funds on deposit	46.8	24.2
Total current liabilities	621.6	854.4
Long-term liabilities:
Long-term debt, net	2,328.3	2,329.9
Deferred income taxes and credits	134.0	148.0
Price risk management liabilities	128.9	102.3
Long-term gas contracts, net	25.1	32.9
Deferred credits	187.7	179.3
Total long-term liabilities	2,804.0	2,792.4

Common shareholders’ equity	1,103.7	1,130.5
Total Liabilities and Shareholders’ Equity	$4,529.3	$4,777.3

See accompanying notes to consolidated financial statements.

Aquila, Inc.

Consolidated Statements of Comprehensive Income—Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2005	2004	2005	2004
Net loss	$(27.2)	$(43.3)	$(26.5)	$(95.1)
Other comprehensive loss, net of related tax:
Foreign currency adjustments:
Foreign currency translation adjustments, net of deferred tax benefit of $(.2) million and $(12.3) million for the three months ended June 30, 2005 and 2004, respectively, and $(.5) million and $(14.2) million for the six months ended June 30, 2005 and 2004, respectively	(.3)	(18.6)	(.8)	(21.8)
Reclassification of foreign currency (gains) losses to income due to sale of businesses and other, net of deferred tax (expense) benefit of $(9.6) million and $(21.5) million for the three and six months ended June 30, 2004, respectively	–	(15.1)	–	(33.7)
Total foreign currency adjustments	(.3)	(33.7)	(.8)	(55.5)
Cash flow hedges:
Unrealized gains (losses) on hedging instruments net of deferred tax expense (benefit) of $(.6) million and $(1.0) million for the three and six months ended June 30, 2004, respectively	–	(.9)	–	(1.6)
Reclassification of net (gains) losses on hedging instruments to net income, net of deferred tax (expense) benefit of $(.1) million and $.2 million for the three and six months ended June 30, 2004, respectively	–	(.2)	–	.3
Reclassification of net (gains) losses to income on cash flow hedges in equity method investments due to sale, net of deferred tax (expense) benefit of $5.5 million for the six months ended June 30, 2004	–	–	–	9.1
Total cash flow hedges	–	(1.1)	–	7.8
Decrease in minimum pension liability, net of deferred tax expense of $2.7 million for the three and six months ended June 30, 2004, respectively	–	4.4	–	4.4
Other comprehensive loss	(.3)	(30.4)	(.8)	(43.3)
Total Comprehensive Loss	$(27.5)	$(73.7)	$(27.3)	$(138.4)

See accompanying notes to consolidated financial statements.

Aquila, Inc.

Consolidated Statements of Common Shareholders' Equity

In millions	June 30, 2005	December 31, 2004
	(Unaudited)
Common stock: authorized 400 million shares at June 30, 2005 and December 31, 2004, par value $1 per share; 241,881,116 shares issued at June 30, 2005 and 241,739,573 shares issued at December 31, 2004; authorized 20 million shares of Class A common stock, par value $1 per share, none issued	$241.9	$241.7
Premium on capital stock	3,228.9	3,228.6
Retained deficit	(2,367.1)	(2,340.6)
Accumulated other comprehensive income	–	.8
Total Common Shareholders’ Equity	$1,103.7	$1,130.5

See accompanying notes to consolidated financial statements.

Aquila, Inc.

Consolidated Statements of Cash Flows—Unaudited

	Six Months Ended
	June 30,
In millions	2005	2004

Cash Flows From Operating Activities:
Net loss	$(26.5)	$(95.1)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization expense	78.2	74.8
Restructuring charges	6.6	.9
Cash received (paid) for restructuring and other charges	2.3	(9.1)
Net (gain) loss on sale of assets and other charges	(25.6)	(52.4)
Net changes in price risk management assets and liabilities	(3.4)	26.2
Deferred income taxes and investment tax credits	(14.3)	(87.0)
Equity in earnings of investments	–	(2.1)
Dividends and fees from investments	.5	1.1
Changes in certain assets and liabilities, net of effects of divestitures:
Restricted cash	12.7	(15.5)
Funds on deposit	120.8	99.6
Accounts receivable/payable, net	(38.9)	27.1
Inventories and supplies	20.6	27.3
Prepaid pension and other current assets	26.1	(11.2)
Deferred charges and other assets	(.6)	7.2
Accrued interest and other accrued liabilities	(43.6)	(14.4)
Customer funds on deposit	22.6	2.9
Deferred credits	6.1	(18.3)
Other	(.7)	(.2)
Cash provided from (used for) operating activities	142.9	(38.2)
Cash Flows From Investing Activities:
Restricted cash for long-term gas contract surety	–	(504.0)
Utilities capital expenditures	(122.3)	(128.0)
Cash proceeds received on sale of assets	13.8	1,271.1
Purchases of short-term investments	(53.4)	–
Other	(6.5)	(5.5)
Cash provided from (used for) investing activities	(168.4)	633.6
Cash Flows From Financing Activities:
Funds on deposit with 7.00% senior note trustee	–	(250.0)
Retirement of long-term debt	(21.8)	(113.6)
Short-term borrowings (repayments), net	–	(215.0)
Cash paid on long-term gas contracts	(7.2)	(42.3)
Other	.4	5.8
Cash used for financing activities	(28.6)	(615.1)
Decrease in cash and cash equivalents	(54.1)	(19.7)
Cash and cash equivalents at beginning of period (includes $55.8 million of cash included in current assets of discontinued operations in 2004)	225.1	657.5
Cash and cash equivalents at end of period	$171.0	$637.8

See accompanying notes to consolidated financial statements.

AQUILA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2005. You should read our 2004 Form 10-K in conjunction with this report. The accompanying Consolidated Balance Sheets and Consolidated Statements of Common Shareholders’ Equity as of December 31, 2004, were derived from our audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair representation of our financial position and the results of our operations. Certain estimates and assumptions have been made in preparing the consolidated financial statements that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods shown. Actual results could differ from these estimates.

Certain prior year amounts in the consolidated financial statements have been reclassified where necessary to conform to the 2005 presentation.

Stock Based Compensation

We issue stock options to employees from time to time and account for these options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). All stock options issued are granted at the common stock’s market price on the date of the grant. Therefore we record no compensation expense related to stock options.

Because we account for options under APB 25, we disclose a pro forma net loss and a basic and diluted earnings (loss) per share as if we reflected the estimated fair value of options as compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Our pro forma net loss and basic and diluted loss per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share amounts	2005	2004	2005	2004
Net loss:
As reported	$(27.2)	$(43.3)	$(26.5)	$(95.1)
Premium Income Equity Securities adjustment (Note 5)	5.7	–	12.4	–
Loss available for common shares	(21.5)	(43.3)	(14.1)	(95.1)
Total stock-based employee compensation expense determined under fair value method, net of related tax benefits	(.5)	(1.4)	(1.8)	(2.8)
Pro forma loss available for common shares	$(22.0)	$(44.7)	$(15.9)	$(97.9)
Basic and diluted loss per share:
As reported	$(.06)	$(.22)	$(.04)	$(.49)
Pro forma	(.06)	(.23)	(.05)	(.50)

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payments” (SFAS 123R). SFAS 123R will replace SFAS No. 123, supersede APB No. 25, and require all companies to expense the value of employee stock options. In April 2005, the Securities and Exchange Commission approved a rule that delayed the effective date of SFAS 123R for public companies. As a result, SFAS 123R will be effective for us in the first quarter of 2006, and will apply to all of our outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards. Based on the small number of options that are expected to be unvested on January 1, 2006, we do not expect this standard to have a material effect on our financial statements.

New Accounting Standard

In March 2005, the FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies the term, conditional asset retirement obligation, as used in SFAS No. 143 “Accounting for Asset Retirement Obligations,” which refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the effect FIN 47 will have on our consolidated financial statements.

2. Restructuring Charges

We recorded the following restructuring charges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2005	2004	2005	2004
Merchant Services:
Severance and retention costs	$–	$.4	$–	$.6
Lease agreements	–	–	6.6	–
Total Merchant Services	–	.4	6.6	.6
Corporate and Other severance costs	–	.2	–	.3
Total restructuring charges	$–	$.6	$6.6	$.9

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

Restructuring Reserve Activity

The following table summarizes activity in accrued restructuring charges for the six months ended June 30, 2005:

In millions

Severance and Retention Costs:
Accrued severance costs as of December 31, 2004	$.8
Additional expense during the period	–
Cash payments during the period	(.5)
Accrued severance and retention costs as of June 30, 2005	$.3

Other Restructuring Costs:
Accrued other restructuring costs as of December 31, 2004	$7.0
Additional expense during the period	6.6
Cash payments during the period	(13.5)
Accrued other restructuring costs as of June 30, 2005	$.1

3. Net (Gain) Loss on Sale of Assets and Other Charges

We have sold the assets and terminated the contracts in the table below and recorded the following pretax net losses (gains) on sale of assets and other charges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2005	2004	2005	2004
Merchant Services:
Batesville tolling contract	$–	$–	$(16.3)	$–
ICE sale	–	–	(9.3)	–
Aries power project and tolling agreement	–	–	–	47.0
Independent power plants	–	–	–	(6.1)
Marchwood development project	–	–	–	(5.0)
Investment in BAF Energy	–	(9.1)	–	(9.1)
Total Merchant Services	–	(9.1)	(25.6)	26.8
Corporate and Other:
Midlands Electricity	–	–	–	(3.3)
Other	–	(1.3)	–	(1.8)
Total Corporate and Other	–	(1.3)	–	(5.1)
Total net (gain) loss on sale of assets and other charges	$–	$(10.4)	$(25.6)	$21.7

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

Independent Power Plants

In November 2003, we agreed to sell our interests in 12 power plants to Teton Power Funding LLC. Two of the power plants, Lake Cogen Ltd. (Lake Cogen) and Onondaga Cogen Ltd Partnership (Onondaga), were consolidated on our balance sheet. Therefore, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), we have reported the results of operations and assets of these two plants in discontinued operations. See Note 4 for further explanation.

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

Canada

On May 31, 2004, we completed the sale of our Canadian utility operations in Alberta and British Columbia to two wholly-owned subsidiaries of Fortis Inc., a Canadian energy company, for approximately $1.08 billion (CDN$1.476 billion), including the assumption of debt of $113 million (CDN$155 million) by the purchasers. The closing proceeds included $85 million (CDN$116 million) of preliminary adjustments for working capital and capital expenditures as provided under the sales agreements. These proceeds were subject to final adjustments, which were completed in the third quarter of 2004. We recorded a pretax gain from this sale of $65.7 million, or $9.1 million after tax, in the second quarter of 2004, subject to adjustment for final working capital and capital expenditure adjustments. In September 2004, we agreed with Fortis on a final purchase price adjustment which resulted in a $3.2 million payment to Fortis and decreased our pretax and after-tax gain by $.1 million in the third quarter of 2004.

The effective tax rate on the pretax gain on sale of our Canadian utility businesses was substantially higher than the statutory federal tax rate due to the following factors. The U.S. taxes reflect the partial deduction of Canadian taxes, including withholding taxes, from the U.S. taxable income instead of the full utilization of foreign tax credits. Taxes on the sale also reflect our inability to fully utilize the tax loss on the sale of the Alberta business against the tax gain on the sale of the British Columbia business.

Prior to the closing of the sale, we retired debt related to our Canadian utility operations including $215 million under a 364-day credit facility and $15 million (CDN$20 million) under a revolving bank credit facility. In addition, at the closing of the sale we were released from our guarantor obligations with respect to our former British Columbia utility’s debentures and second mortgage loan totaling $113.0 million (CDN$155.0 million).

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

We have reported the results of operations from the above assets in discontinued operations in the Consolidated Statements of Income. Operating results from our discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2005	2004	2005	2004

Sales	$–	$42.7	$–	$131.0
Cost of sales	–	6.2	–	25.1
Gross profit	–	36.5	–	105.9
Operating expenses:
Operating expense	–	24.6	–	56.4
Gain on sale of assets	–	(65.7)	–	(74.1)
Total operating expenses	–	(41.1)	–	(17.7)
Other income	–	14.2	–	2.0
Interest expense	–	5.6	–	14.6
Earnings before income taxes	–	86.2	–	111.0
Income tax expense	–	62.4	–	54.4
Earnings from discontinued operations, net of tax	$–	$23.8	$–	$56.6

5. Earnings (Loss) per Common Share

The table below shows how we calculated basic and diluted earnings (loss) per share. Basic earnings (loss) per share and basic weighted average shares are the starting point in calculating the dilutive measures. To calculate basic earnings (loss) per share, divide our loss available for common shares for the period by our weighted average shares outstanding, without adjusting for dilutive items. Weighted average shares used in basic earnings (loss) per share includes 110.9 million shares issuable on the conversion of the mandatorily convertible Premium Income Equity Securities (PIES) from August 24, 2004, the date of issuance of the PIES. See Note 7 for further discussion. Diluted earnings (loss) per share is calculated by dividing our net loss, after assumed conversion of dilutive securities, by our weighted average shares outstanding, adjusted for the effect of dilutive securities. However, as a result of the net loss in the three and six months ended June 30, 2005 and 2004, the potential issuances of common stock for dilutive securities were considered anti-dilutive in those periods and were therefore not included in the calculation of diluted earnings (loss) per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share amounts	2005	2004	2005	2004

Loss from continuing operations	$(27.2)	$(67.1)	$(26.5)	$(151.7)
Earnings from discontinued operations	–	23.8	–	56.6
Net loss as reported	(27.2)	(43.3)	(26.5)	(95.1)
Interest and debt amortization costs associated with the PIES	5.7	–	12.4	–
Loss available for common shares	$(21.5)	$(43.3)	$(14.1)	$(95.1)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(.06)	$(.34)	$(.04)	$(.78)
Earnings from discontinued operations	–	.12	–	.29
Net loss	$(.06)	$(.22)	$(.04)	$(.49)
Weighted average number of common shares used in basic and diluted earnings (loss) per share	352.8	195.6	352.7	195.5

6. Reportable Segment Reconciliation

We have restated our financial reporting segments to reflect the significant changes in our business over the last three years, including the continuing wind-down of our wholesale energy trading operations and the sale of our merchant loan portfolio, our natural gas pipeline, gathering and storage assets, our investments in international utility networks and our investment in Quanta Services, Inc. We now manage our business in two business groups: Utilities and Merchant Services. The Utilities group consists of our regulated electric utility operations in three states and our natural gas utility operations in seven states. We manage our electric and gas utility divisions by state. However, as each of our electric utility divisions and each of our gas utility divisions have similar economic characteristics, we aggregate our three electric utility divisions into the Electric Utilities reporting segment and our seven gas utility divisions into the Gas Utilities reporting segment. Merchant Services includes our remaining investments in merchant power plants, our commitments under merchant capacity tolling obligations and long-term gas contracts and the remaining contracts from our wholesale energy trading operations. All other operations are included in Corporate and Other, including the costs not allocated to our operating businesses and costs of our investment in Everest Connections and our former investments in Canada, New Zealand, Australia and the United Kingdom.

Our reportable segment reconciliation is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2005	2004	2005	2004

Sales:
Utilities:
Electric Utilities	$204.8	$182.1	$379.0	$342.3
Gas Utilities	173.3	164.9	656.5	610.6
Total Utilities	378.1	347.0	1,035.5	952.9
Merchant Services	18.1	(21.2)	.8	(82.8)
Corporate and Other	11.4	9.5	22.3	18.4
Total sales	$407.6	$335.3	$1,058.6	$888.5
Earnings (Loss) Before Interest and Taxes, Depreciation and Amortization (EBITDA):
Utilities:
Electric Utilities	$37.4	$29.2	$73.7	$55.8
Gas Utilities	12.3	11.2	79.7	80.9
Total Utilities	49.7	40.4	153.4	136.7
Merchant Services	7.9	(35.2)	1.3	(157.1)
Corporate and Other	(1.5)	(11.7)	(.8)	(11.4)
Total EBITDA	56.1	(6.5)	153.9	(31.8)
Total depreciation and amortization	39.2	36.4	78.2	74.8
Interest expense	58.9	63.5	117.1	127.8
Loss from continuing operations before income taxes	$(42.0)	$(106.4)	$(41.4)	$(234.4)

Depreciation and Amortization:
Utilities:
Electric Utilities	$18.8	$17.6	$37.0	$36.3
Gas Utilities	14.2	13.2	28.9	27.4
Total Utilities	33.0	30.8	65.9	63.7
Merchant Services	4.3	4.4	8.6	8.8
Corporate and Other	1.9	1.2	3.7	2.3
Total depreciation and amortization	$39.2	$36.4	$78.2	$74.8

In millions	June 30, 2005	December 31, 2004
Assets:
Utilities:
Electric Utilities	$1,966.6	$1,862.3
Gas Utilities	1,082.5	1,353.4
Total Utilities	3,049.1	3,215.7
Merchant Services	1,020.7	1,080.6
Corporate and Other	459.5	481.0
Total assets	$4,529.3	$4,777.3

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

Letter of Credit Facility

In April 2004, we extended our 364-day Letter of Credit Agreement with a commercial bank for an additional 364 days. Under the terms of the agreement, the bank committed to issue letters of credit under the facility subject to a limit of $100.0 million outstanding at any one time. All letters of credit issued are fully secured by cash deposits with the bank. This facility expired April 22, 2005, however, letters of credit issued under this facility will remain outstanding until their scheduled expiration dates through March 2006. As of June 30, 2005, $64.1 million of letters of credit remained outstanding. Additionally, we have other cash-collateralized letters of credit outstanding of approximately $6.5 million as of June 30, 2005.

Credit Facility

On April 13, 2005, we entered into a five-year credit agreement with a commercial lender. Subject to the satisfaction of certain conditions, the facility provides for up to $180 million of cash advances and letters of credit for working capital purposes. The facility will become available in amounts and at prevailing market rates to be agreed with the lender prior to usage. Cash advances must be repaid within 364 days unless we obtain the necessary regulatory approvals to incur long-term indebtedness under the facility. The facility replaces our existing cash-collateralized letter of credit facility, which expired April 22, 2005. As of June 30, 2005, we had $150 million of availability at an average cost of 3.65% under this agreement and had issued $74.4 million of unsecured letters of credit against that availability.

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

In June 2005, we announced an exchange offer related to the optional conversion of our PIES into shares of our common stock. Pursuant to the offer, holders of the PIES units would receive a conversion premium of 1.5896 shares of common stock in addition to the 8.0386 shares of common stock per PIES unit they would receive upon exercising their conversion option under the existing terms of the PIES. In July 2005, the holders of approximately 98.9% of the PIES units accepted our exchange offer and tendered their PIES units for conversion. As a result, we issued approximately 131.4 million shares of common stock pursuant to the terms of the PIES exchange offer. We expect to record a pretax and after-tax early conversion loss of approximately $82.0 million in the third quarter of 2005 and reduce annual cash interest payments by approximately $23.0 million through September 2007.

Five-Year Term Loan and Revolving Credit Facility

In September 2004, we completed a $220 million 364-day unsecured term loan and a $110 million 364-day unsecured revolving credit facility. We received extension approval from the Federal Energy Regulatory Commission (FERC) and various public utility commissions in December 2004, automatically extending the term of both of these facilities to September 2009 (Five-Year Facilities). We borrowed the full amount of the term loan and received $211.3 million of net proceeds after upfront fees and expenses on the two facilities. We had not drawn on the revolving credit facility as of June 30, 2005. The Five-Year Facilities bear interest at the London Inter-Bank Offering Rate (LIBOR) plus 5.75%, subject to reduction if our credit rating improves. Among other restrictions, the Five-Year Facilities contain the following financial covenants with which we were in compliance as of June 30, 2005:

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

On April 22, 2005, we executed a new four-year, $150 million secured revolving credit facility (the AR Facility). Proceeds from this facility may be used for working capital and other general corporate purposes. Borrowings under this facility are secured by the accounts receivable generated by our regulated utility operations in Colorado, Kansas, Michigan, Missouri and Nebraska. Borrowings under the AR Facility bear interest at LIBOR plus 1.375%, subject to reduction if our credit ratings improve. Borrowings must be repaid within 364 days unless we obtain the necessary regulatory approvals to incur long-term indebtedness under the facility. Among other restrictions, we are required under the AR Facility to maintain the same debt-to-total capital and EBITDA-to-interest expense ratios as those contained in the Five-Year Facilities discussed above. There have been no borrowings under this facility as of June 30, 2005.

8. Employee Benefits

The following table shows the components of net periodic benefit costs:
	Pension Benefits		Other Post-retirement Benefits
	Three Months Ended June 30,
In millions	2005	2004	2005	2004
Components of Net Periodic Benefit Cost:
Service cost	$2.4	$1.9	$.2	$–
Interest cost	5.6	4.9	1.3	1.2
Expected return on plan assets	(7.0)	(6.0)	(.2)	(.2)
Amortization of transition amount	(.2)	(.3)	.4	.2
Amortization of prior service cost	1.3	.3	.7	.4
Recognized net actuarial loss	.9	2.0	.1	.5
Net periodic benefit cost before regulatory expense adjustments	3.0	2.8	2.5	2.1
Regulatory gain/loss adjustment	.8	.1	.2	.2
SFAS 71 regulatory adjustment	.4	1.2	–	–
Net periodic benefit cost after regulatory expense adjustments	$4.2	$4.1	$2.7	$2.3

	Pension Benefits		Other Post-retirement Benefits
	Six Months Ended June 30,
In millions	2005	2004	2005	2004
Components of Net Periodic Benefit Cost:
Service cost	$4.3	$3.9	$.4	$.1
Interest cost	10.6	9.7	2.7	2.4
Expected return on plan assets	(13.5)	(12.0)	(.5)	(.5)
Amortization of transition amount	(.4)	(.6)	.8	.4
Amortization of prior service cost	1.6	.6	1.3	.8
Recognized net actuarial loss	2.3	4.0	.2	1.0
Net periodic benefit cost before regulatory expense adjustments	4.9	5.6	4.9	4.2
Regulatory gain/loss adjustment	1.7	.2	.5	.4
SFAS 71 regulatory adjustment	2.0	1.2	–	–
Net periodic benefit cost after regulatory expense adjustments	$8.6	$7.0	$5.4	$4.6

We previously disclosed in our financial statements for the year ended December 31, 2004, that we expected to contribute $.8 million and $6.1 million to our U.S. defined benefit pension plans and other post-retirement benefit plans, respectively, in 2005. Our pension plan is funded in compliance with income tax regulations and federal funding requirements. We expect to fund no less than the IRS minimum funding amount and no more than the IRS maximum tax deductible amount. Although we will not perform a re-measurement until September 30, 2005, based upon plan asset values as of June 30, 2005 and recent declines in high quality, long-term corporate bond interest rates, we may contribute between $10 million to $34 million to the pension plan in the third quarter.

These amounts are estimates and may change based on actual performance of financial markets, changes in interest rates and changes in government regulations.

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

Price Reporting Litigation

On August 18, 2003, Cornerstone Propane Partners filed suit in the Southern District of New York against 35 companies, including Aquila, alleging that the companies manipulated natural gas prices and futures prices on NYMEX through misreporting of natural gas trade data in the physical market. The suit does not specify alleged damages and was filed on behalf of all parties who bought and sold natural gas futures and options on NYMEX from 2000 to 2002. On September 24, 2004, the court denied Aquila’s motion to dismiss along with similar motions filed by most of the other defendants. We will defend this case vigorously as we believe we have strong defenses to the plaintiff’s claims. We cannot predict with certainty whether we will incur any liability, nor can we estimate the damages, if any, that might be incurred in connection with this lawsuit. However, given the nature of the claims, an adverse outcome could have a material adverse effect on our financial condition, results of operations and cash flows.

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

On February 22, 2005, Utility Choice and Cirro Group filed suit against three major Texas utilities and retail electricity providers, including Aquila, for allegedly conspiring to manipulate the Texas power market in 2000 and 2001 in violation of the Sherman Act. We will defend this case vigorously as we believe we have strong defenses to the plaintiff’s claims. We cannot predict with certainty whether we will incur any liability, nor can we estimate the damages, if any, that might be incurred in connection with this lawsuit. However, given the nature of the claims, an adverse outcome could have a material adverse effect on our financial condition, results of operations and cash flows.

Lender Litigation

On October 5, 2004 and October 15, 2004, lawsuits were filed against us by our lenders alleging that we were obligated to pay a "make whole" amount when we prepaid the $430 million three-year secured term loan in September 2004. We believe that our termination of the term loan required us to pay a prepayment penalty of $8.7 million. The plaintiff lenders sued us for breach of contract for their proportionate share of the difference between their prepayment calculation and the $8.7 million. In May 2005, our motions for summary judgment in these lawsuits were granted and $20.6 million restricted cash that we had deposited into an escrow account, which equaled the amount in dispute, was returned to us. Certain of the plaintiffs representing a claim of approximately $6.0 million have appealed the dismissal of these cases. We believe we have strong defenses and will defend these cases vigorously. We cannot predict with certainty whether we will incur any liability, nor can we estimate the damages, if any, that might be incurred in connection with this lawsuit. However, given the nature of the claims, an adverse outcome could have a material adverse effect on our financial condition, results of operations and cash flows.

ERISA Litigation

On September 24, 2004, a lawsuit was filed in the U.S. District Court for the Western District of Missouri against us, certain members of the Board of Directors and certain members of management alleging they violated the Employee Retirement Income Security Act of 1974, as amended (ERISA) and are responsible for losses that participants in the Aquila 401(k) plan experienced as a result of the decline in the value of their Aquila stock held in the Aquila 401(k) plan. A number of similar lawsuits alleging that the defendants breached their fiduciary duties to the plan participants in violation of ERISA by concealing information and/or misleading employees who held Aquila stock through the Aquila 401(k) plan were subsequently filed against us. The suits also seek damages for the plan's losses resulting from the alleged breaches of fiduciary duties. On January 26, 2005 the court ordered that all of these lawsuits be consolidated into a single case captioned In re Aquila ERISA Litigation. The plaintiffs filed an amended consolidated complaint in March 2005, which largely repeats each of the allegations in the first complaint. This case has been set for trial in July 2007. We believe we have strong defenses and will defend this case vigorously. We cannot predict with certainty whether we will incur any liability, nor can we estimate the damages, if any, that might be incurred in connection with this lawsuit. However, given the nature of the claims, an adverse outcome could have a material adverse effect on our financial condition, results of operations and cash flows.

South Harper Peaking Facility

We have constructed a 315 MW natural gas "peaking" power plant and related substation in an unincorporated area of Cass County, Missouri. Cass County and local residents filed suit claiming that county zoning approval was required to construct the project. We believe the County is prohibited by state law from applying its zoning ordinances in this instance to Aquila and utilities generally. On January 11, 2005, a trial court judge granted the County's request for an injunction; however, we were permitted to continue construction while the order is appealed. We appealed the trial court decision to the Missouri Court of Appeals for the Western District of Missouri. On June 21, 2005, the Missouri Court of Appeals affirmed the circuit court ruling. We have requested that the Missouri Supreme Court hear an appeal of this decision. We cannot estimate with certainty the damages, if any, that might be incurred in connection with this lawsuit (including costs to relocate the power plant and costs of replacement power). However, given that the remedy sought is the removal or relocation of the facility, an adverse outcome could have a material adverse effect on our financial condition, results of operations and cash flows to the extent certain costs of construction are not salvageable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

See Forward-Looking Information and Risk Factors beginning on page 40.

Strategy

As previously announced, we have retained investment banking advisors to conduct a competitive sale process for certain regulated utility assets. Due to regulatory and price uncertainties associated with the sale of regulated assets, we are concurrently conducting a bidding process for utility assets having an aggregate net plant book value of approximately $874 million. The utilities that are included in this process are our gas operations in Michigan, Minnesota and Missouri and our electric operations in Kansas, Colorado and our St. Joseph, Missouri service territory. At the conclusion of this process, we expect to enter into one or more definitive sale agreements to sell a subset of the offered properties. Additionally, we have outlined the other key elements of our repositioning plan as follows:

• Maintain synergies of an integrated, multi-state utility.

• Significantly reduce our debt levels.

• Continue to improve operational efficiency and lower earnings variability.

• Gain access to the capital markets on improved terms, allowing the company to more cost effectively fund investments in our rate base to meet customer needs.

• Actively work with regulators and legislators to address rate and fuel cost issues.

• Efficiently monetize our interest in our three remaining Merchant peaking facilities and Everest Connections and exit our Elwood tolling obligation.

We are currently soliciting interest in the utility assets and expect to announce more specific transaction details in the fall of 2005. Also under consideration are various strategies proposed by financial advisors that could, under the right circumstances, enhance (or potentially accelerate) our repositioning efforts. Alternatives proposed for our consideration include debt redemption, exchange or tender offers; formation of a holding company; and/or a reverse stock split. Any decision to pursue part or all of the proposed strategies will be subject to review and approval by our board of directors and, if appropriate, our shareholders.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Requirements

The most significant activity impacting working capital is the purchase of natural gas for our gas utility customers. We could experience significant working capital requirements during peak months of the winter heating season due to higher natural gas consumption, during potential periods of high natural gas prices and due to our current requirement to prepay certain gas commodity suppliers and pipeline transportation companies. Under a stressed weather and commodity price environment, we believe this working capital peak could be as high as $350 million. We anticipate using the combination of our $110 million five-year unsecured revolving credit facility, $150 million secured accounts receivable facility, up to $180 million unsecured revolving credit and letter of credit facility, and cash on hand to meet our peak winter working capital requirements.

Standard & Poor’s (S&P) initiated a new short-term credit rating for its non-investment grade rated companies. S&P expanded the ratings in the “B” category with ratings of “B-1”, “B-2” and “B-

3” to allow for greater differentiation. Short-term ratings of “C” and “D” will remain unchanged. We were notified on April 14, 2005 that we would be rated B-3 which indicates a “...weak speculative-grade creditworthiness over the short term (next 12 months).”

Cash Flows

Cash Flows Provided From (Used For) Operating Activities

Our positive six-month 2005 operating cash flows were driven primarily by seasonal declines in working capital requirements for our utility operations. This was the primary cause of the return of $120.8 million of funds on deposit, the $20.6 million utilization of gas inventories in storage and the $26.1 million decrease in prepayments. These decreases in working capital requirements were offset in part by a $38.9 million net increase in cash utilized for accounts receivable and accounts payable, a 2005 income tax payment of $30.9 million related to the sale of our Canadian utilities business in 2004, and the $28.0 million settlement with Enron in connection with the netting of amounts owed under various contracts at the time of Enron’s bankruptcy filing in 2001.

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

Our Elwood tolling contracts will have a material negative impact on our operating cash flows for the foreseeable future. We are attempting to restructure the Elwood tolling contracts. Any cash payment made to exit this obligation would have a negative impact on operating cash flows in the year the payment is made, but would improve operating cash flows in future periods.

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

Cash Flows Provided From (Used For) Investing Activities

The decrease in cash provided from (used for) investing activities was primarily the result of the 2004 receipt of cash proceeds on the sale of former investments in independent power plants and Canadian utility businesses, the 2004 restriction of cash based on the surety bond settlement with Chubb, and the 2005 purchase of short-term investments with funds in excess of current working capital needs.

Cash Flows Used For Financing Activities

Cash flows used for financing activities in the six months ended June 30, 2005 and 2004 consist primarily of cash we paid to retire our long-term debt obligations and our payments under our long-term gas contracts. The decrease in cash flows used for financing activities in 2005 was primarily related to the early retirement of debt associated with our acquisition of Midlands Electricity in February 2004, the retirement of our 7.00% senior notes which required the posting of $250.0 million of funds on deposit in June 2004, and the termination of four long-term gas contracts in late 2004.

Collateral Positions

As of June 30, 2005, we had posted collateral for the following in the form of cash or cash collateralized letters of credit:

In millions
Trading positions	$95.5
Utility cash collateral requirements	73.9
Elwood tolling contract	38.0
Insurance and other	24.9
Total Funds on Deposit	$232.3

Collateral requirements for our remaining trading positions will fluctuate based on movement in commodity prices. This will vary depending on the magnitude of the price movement and the current position of our portfolio. We expect to receive our posted collateral related to trading positions as we settle those positions in the future. Additionally, with our unsecured five-year credit facility we have the ability to post unsecured letters of credit versus cash or cash-collateralized letters of credit. This will accelerate the return of cash related to collateral postings.

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

FINANCIAL REVIEW

Except where noted, the following discussion refers to the consolidated entity, Aquila, Inc. Our businesses are structured as follows: (a) Electric Utilities, our electric utilities in three mid-continent states, (b) Gas Utilities, our gas utilities in seven mid-continent states, and (c) Merchant Services, our non-regulated power generation operations, our former investments in independent power plants, and the remaining portfolio from our North American and European energy trading businesses. We sold or received distributions from our investments in our independent power plants in March and June 2004. Two consolidated plants, Lake Cogen and Onondaga, were classified in discontinued operations in 2004. All other operations are included in Corporate and Other, including costs that are not allocated to our operating businesses; our investment in Everest Connections; and our former investments in Australia, New Zealand and the United Kingdom. Our former Canadian utility businesses were classified in discontinued operations in 2004.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2005	2004	2005	2004
Earnings (Loss) Before Interest and Taxes, Depreciation and Amortization:
Utilities:
Electric Utilities	$37.4	$29.2	$73.7	$55.8
Gas Utilities	12.3	11.2	79.7	80.9
Total Utilities	49.7	40.4	153.4	136.7
Merchant Services	7.9	(35.2)	1.3	(157.1)
Corporate and Other	(1.5)	(11.7)	(.8)	(11.4)
Total EBITDA	56.1	(6.5)	153.9	(31.8)
Depreciation and amortization	39.2	36.4	78.2	74.8
Interest expense	58.9	63.5	117.1	127.8
Income tax benefit	(14.8)	(39.3)	(14.9)	(82.7)
Loss from continuing operations	(27.2)	(67.1)	(26.5)	(151.7)
Earnings from discontinued operations, net of tax	–	23.8	–	56.6
Net Loss	$(27.2)	$(43.3)	$(26.5)	$(95.1)

Key Factors Impacting Results of Continuing Operations

For the six months ended June 30, 2005, total EBITDA increased $185.7 million compared to 2004. Key factors affecting 2005 results were as follows:

•      Total Utilities EBITDA increased $16.7 million primarily due to mark-to-market income related to our NYMEX natural gas contracts for gas-fired generation, favorable settlement of property tax disputes and rate increases in Missouri, Kansas and Colorado, offset in part by unfavorable weather for our gas utilities, increased labor and compensation costs and higher costs for natural gas used for fuel.

•      The continued wind-down of our energy trading businesses in 2005, including $25.6 million of gains on the sale of our investment in ICE and termination of our Batesville tolling agreement and associated forward sale contract, resulted in a $158.4 million decrease in losses before interest and taxes, depreciation and amortization from Merchant Services in 2004. Merchant Services’ loss before interest, taxes, depreciation and amortization in 2004 included $26.8 million of net losses on sale of assets and other charges, and margin losses associated with our former long-term gas contracts, alternative risk contracts, and other trading activities.

•      Corporate and other loss before interest, taxes, depreciation and amortization decreased $10.6 million in 2005 compared to 2004, primarily due to costs incurred in 2004 related to the settlement of a shareholder appraisal rights claim and exiting our international investments that did not recur in 2005.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2005	2004	2005	2004
Sales	$–	$42.7	$–	$131.0
Cost of sales	–	6.2	–	25.1
Gross profit	–	36.5	–	105.9
Operating expenses:
Operating expense	–	24.6	–	56.4
Gain on sale of assets	–	(65.7)	–	(74.1)
Total operating expenses	–	(41.1)	–	(17.7)
Other income	–	14.2	–	2.0
EBITDA	–	91.8	–	125.6
Interest expense	–	5.6	–	14.6
Earnings before income taxes	–	86.2	–	111.0
Income tax expense	–	62.4	–	54.4
Earnings from discontinued operations	$–	$23.8	$–	$56.6

Electric Utilities

The table below summarizes the operations of our Electric Utilities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in millions	2005	2004	2005	2004

Sales:
Electricity—regulated	$204.6	$181.9	$378.6	$341.9
Electricity—non-regulated	.1	.1	.2	.2
Other—non-regulated	.1	.1	.2	.2
Total sales	204.8	182.1	379.0	342.3
Cost of sales:
Electricity—regulated	112.1	98.3	198.1	180.1
Electricity—non-regulated	.1	–	.1	–
Other—non-regulated	–	–	.1	.2
Total cost of sales	112.2	98.3	198.3	180.3
Gross profit	92.6	83.8	180.7	162.0
Operating expense	57.4	54.3	112.1	106.1
Other income	2.2	(.3)	5.1	(.1)
EBITDA	$37.4	$29.2	$73.7	$55.8

Depreciation and amortization expense	$18.8	$17.6	$37.0	$36.3
Electric sales and transportation volumes (GWh)	3,191.0	2,845.6	6,310.1	5,834.8
Electric customers at end of period			458,240	448,887

Quarter-to-Quarter

Sales, Cost of Sales and Gross Profit

Sales, cost of sales and gross profit for the Electric Utilities business increased $22.7 million, $13.9 million, and $8.8 million, respectively, in 2005 compared to 2004. These changes were primarily due to the following factors:

•      Sales and gross profit increased by $5.2 million due to rate increases in Colorado effective in September 2004, Missouri effective in April 2004 and Kansas effective in March 2005, plus $1.3 million of additional margin from an increase in customers.

• Favorable weather-related volume and other variances increased gross profit by $5.2 million in second quarter of 2005.

•      The increases above were offset in part by $1.2 million of mark-to-market losses we recognized on certain NYMEX natural gas contracts as a result of decreases in forward gas prices in the 2005 quarter. These contracts were primarily purchased to offset the risk of increased gas costs in our Missouri electric operations in the summer cooling season.

• Higher costs of fuel, purchased power, transmission and emission allowances, net of offsetting derivative settlements, which reduced margins by approximately $.7 million.

Operating Expense

Operating expense increased $3.1 million primarily due to higher labor and benefit costs and increased service costs associated with storm-related outages in 2005.

Other Income

Other income increased $2.5 million primarily due to increased Allowances for Funds Used During Construction (AFUDC) associated with the construction of our South Harper Peaking Facility. AFUDC represents the cost of both debt and equity funds used to finance utility plant additions during the construction period. AFUDC is capitalized as a part of the cost of utility plant and is credited to other income currently.

Year-to-Date

Sales, Cost of Sales and Gross Profit

Sales, cost of sales and gross profit for the Electric Utilities business increased $36.7 million, $18.0 million, and $18.7 million, respectively, in 2005 compared to 2004. These changes were primarily due to the following factors:

•      Sales and gross profit increased by $15.5 million due to rate increases in Colorado effective in September 2004 and in Missouri effective in April 2004 and Kansas effective in March 2005, plus $2.1 million of additional margin from an increase in customers.

•      We recognized $5.6 million of mark-to-market income on certain NYMEX natural gas contracts as a result of increases in forward gas prices from December 31, 2004. These contracts were primarily purchased to offset the risk of increased gas costs in our Missouri electric operations in the summer cooling season.

• Favorable weather-related volume and other variances increased gross profit by $3.6 million in 2005.

•      The increases above were offset in part by higher costs of fuel, purchased power, transmission and emission allowances, net of offsetting derivative settlements, which reduced margins by approximately $6.8 million.

Operating Expense

Operating expense increased $6.0 million primarily due to higher labor and benefit costs and increased service costs associated with storm-related outages in 2005.

Other Income

Other income increased $5.2 million primarily due to increased AFUDC associated with the construction of our South Harper Peaking Facility. AFUDC represents the cost of both debt and equity funds used to finance utility plant additions during the construction period. AFUDC is capitalized as a part of the cost of utility plant and is credited to other income currently.

Current Developments

Iatan 2

Our 2005 power supply plan indicates the need for additional base-load capacity in Missouri after 2009. There is generally a five- to seven-year lead time required between the decision to proceed with a coal-fired generating project and the completion of development, permitting, construction and performance testing of such a project. Kansas City Power & Light Company (KCPL) has received approval of its long-term energy plan from the Missouri Public Service Commission (MPSC) that includes the construction of up to 800 – 900 MW of coal-fired generating capacity at the existing Iatan site in Weston, Missouri. The additional generating capacity is planned for commercial operation in 2010 or 2011. Aquila and Empire District Electric Company are considered “preferred potential partners” in at least 30% of the proposed plant. We have requested regulatory approval to pledge our Missouri Public Service electric assets to secure the financing required to acquire an undivided 18% ownership interest in the project, and we are currently negotiating the terms of our investment in the Iatan 2 unit.

Clean Air Rules

In March 2005, the Environmental Protection Agency finalized the Clean Air Interstate Rule and the Clean Air Mercury Rule. These rules establish a stringent cap and trade program for sulfur dioxide, nitrogen oxides and mercury emissions beginning in 2009. These rules will impact our generation fleet, including facilities that we own in part but do not operate. Our current cost estimate to comply with the draft rules ranged between $100 million to $400 million. Although we do not believe the final versions of these rules will result in a material change in our original estimates, we are performing a more detailed engineering study to narrow the range of our estimated compliance costs. These rules are under a legal challenge to make them more stringent. A successful legal challenge could materially increase our cost estimates. We anticipate that any costs incurred to comply with the final rules will be recoverable in future rate cases.

Earnings Trend

The April 2004 settlement of our electric rate case in Missouri is expected to increase annual sales approximately $37.5 million. However, our costs of natural gas used for fuel and purchased power have exceeded the level of costs recovered under the Interim Energy Charge (IEC) discussed under Regulatory Matters below. If these costs remain above the IEC base cost for the two-year period, we will not recover the excess. A portion of the rate increase is to cover increased costs in the 12-month test period such as additional staffing to improve customer service. To the extent that operating costs increase or decrease subsequent to the test period, the impact of the change will affect our operating results.

Our power supply agreement with Aries, which provided up to 500 MW of capacity, expired in June 2005. We are replacing this capacity with the construction of the South Harper Peaking Facility, a 315-megawatt combustion turbine generation plant near Peculiar, Missouri at a total cost of approximately $155 million, and by entering into power purchase agreements. To the extent the cost of this replacement power exceeds the cost of power recovered in rates under the Aries agreement, and until such cost is recovered in a subsequent rate case, our earnings could be adversely affected.

In April 2005, one of our coal suppliers notified us that it was terminating our coal supply contract because of labor problems at the mine. We have notified the supplier that we do not believe the termination was valid and have filed suit against the supplier to pursue our rights and remedies under the contract. This contract provided for the delivery of 450,000 tons in 2004 and 550,000 tons of coal annually to our Missouri electric utilities in 2005 through 2008, with extension options, at an average cost of $20 per ton. The supplier curtailed production beginning in January 2004 which resulted in the delivery of approximately 30% of the contracted volumes of low-sulfur, high-Btu coal. In response, we have secured substantial quantities of alternate supply through spot purchases, despite a general decrease in availability of comparable coal on the spot market. Some of the available substitute supplies of coal are of higher sulfur content and therefore require the purchase of additional SO2 emission allowances at a time when the cost of such allowances is substantially higher than historical levels. As we continue to replace our original contracted coal supply with the substitute coal supply during 2005, our operating results will be adversely affected.

On July 6, 2005, Union Pacific railroad notified us and other utilities receiving coal shipments from the Southern Powder River Basin that a force majeure event requiring maintenance on rail lines is expected to result in a 15-20% reduction in contracted deliveries through November 2005. We have begun to analyze the potential effects of this reduction in deliveries on our owned coal-fired power plants but believe that our coal inventory levels are sufficient, assuming continued deliveries at these levels, to carry us through November without significantly reducing utilization of these plants below current levels. We have held discussions with KCPL and Westar regarding our jointly-owned plants, Iatan and Jeffrey, respectively, and have agreed to modest coal conservation measures at Iatan. Inventory levels at Jeffrey are believed to be adequate but will be closely monitored. If the deliveries are returned to normal levels after November this event is not expected to have a direct material effect on our operations.

Gas Utilities

The table below summarizes the operations of our Gas Utilities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in millions	2005	2004	2005	2004

Sales:
Natural gas—regulated	$166.6	$155.7	$643.1	$594.2
Natural gas—non-regulated	.2	2.8	.4	3.6
Other—non-regulated	6.5	6.4	13.0	12.8
Total sales	173.3	164.9	656.5	610.6
Cost of sales:
Natural gas—regulated	112.6	101.4	479.8	428.9
Natural gas—non-regulated	.2	2.6	.3	2.7
Other—non-regulated	2.9	2.5	6.1	5.8
Total cost of sales	115.7	106.5	486.2	437.4
Gross profit	57.6	58.4	170.3	173.2
Operating expense	45.4	47.0	91.0	92.7
Other income (expense)	.1	(.2)	.4	.4
EBITDA	$12.3	$11.2	$79.7	$80.9

Depreciation and amortization expense	$14.2	$13.2	$28.9	$27.4

Gas sales and transportation volumes (Bcf)	40.5	41.2	121.6	123.3
Gas customers at end of period			908,051	892,519

Quarter-to-Quarter

Sales, Cost of Sales and Gross Profit

Sales and cost of sales for the Gas Utilities business increased $8.4 million and $9.2 million, respectively, in 2005 compared to 2004, for a gross profit decrease of $.8 million. These changes were primarily due to the following factors:

•      Sales and cost of sales increased approximately $16.7 million due to a 17% increase in natural gas prices. However, because gas purchase costs for our gas utility operations are passed through to our customers, the change in gas prices did not have a corresponding impact on gross profit.

• Gross profit was adversely impacted by approximately $.9 million due to milder weather in the second quarter of 2005 compared to 2004.

Operating Expense

Operating expense for the second quarter 2005 decreased $1.6 million from the 2004 quarter as a result of decreased taxes other than income taxes and other cost savings, offset in part by increased labor and benefit costs.

Year-to-Date

Sales, Cost of Sales and Gross Profit

Sales and cost of sales for the Gas Utilities business increased $45.9 million and $48.8 million, respectively, in 2005 compared to 2004, for a gross profit decrease of $2.9 million. These changes were primarily due to the following factors:

•      Sales and cost of sales increased approximately $61.0 million due to a 14% increase in natural gas prices. However, because gas purchase costs for our gas utility operations are passed through to our customers, the change in gas prices did not have a corresponding impact on gross profit.

• Gross profit was adversely impacted by approximately $3.1 million due to milder winter weather in 2005 compared to 2004.

•      Gross profit also declined approximately $1.2 million due to decreased gas transmission sales in 2005 and $.6 million due to the sale of a gas operation in the eastern portion of our Missouri territory in May 2004.

•      The decreases in gross profit discussed above were offset in part by approximately $1.7 million of rate increases in Missouri effective in May and July 2004 and $1.6 million of additional margins from customer growth in 2005.

Operating Expense

Operating expense for 2005 decreased $1.7 million from 2004 as a result of the favorable settlement of our lawsuit challenging the valuation of our Minnesota gas utility assets for property tax purposes offset in part by increased labor and benefit costs.

Regulatory Matters

The following is a summary of our recent rate case activity:

In millions	Type of Service	Date Requested	Date Approved	Amount Requested	Amount Approved
Missouri	Electric	7/2003	4/2004	$79.6	$36.2
Missouri	Steam	7/2003	4/2004	1.3	1.3
Missouri	Gas	8/2003	4/2004	6.4	3.4
Colorado	Electric	12/2003	8/2004	11.4	8.2
Kansas	Electric	6/2004	3/2005	16.4	8.0
Kansas	Gas	11/2004	5/2005	6.2	2.7
Iowa	Gas	5/2005	Pending	4.1	Pending
Missouri	Electric	5/2005	Pending	78.6	Pending
Missouri	Steam	5/2005	Pending	5.0	Pending
Nebraska	Gas	8/2005	Pending	1.1	Pending

In July 2003, we filed for rate increases totaling $79.6 million for our electric territories in Missouri and $1.3 million for Missouri steam customers. These applications were to recover increased costs of natural gas used to fuel our power plants, necessary capital expenditures since our prior rate case, increased pension costs and decreased off-system sales. In March 2004, we reached a settlement with the MPSC staff and intervenors for an increase of $36.2 million in electric rates and a $1.3 million increase in steam rates. This settlement was approved by the Commission in April 2004. This settlement included a two-year IEC that allows the company to recover variable generation and purchased power costs up to a specified amount per Mwh specific to each Missouri regulatory jurisdiction. The IEC rate per unit sold is $13.98/Mwh for St. Joseph Light & Power and

$19.71/Mwh for Missouri Public Service. If the amounts collected under the IEC exceed our average cost incurred for the two-year period, we will refund the excess to the customers, with interest. This fuel and purchased power cost recovery mechanism represents $18.5 million of the $36.2 million rate increase. Also, as part of the settlement we agreed not to seek a general increase in our Missouri electric rates that would be effective in less than two years from the current rate increase, unless certain significant events occur that impact our operations.

In August 2003, we filed for a rate increase totaling $6.4 million for our gas territories in Missouri. These increases are needed primarily to recover the cost of system improvements and higher operating costs. In March 2004, we reached a settlement with the MPSC staff and intervenors for an increase of $3.4 million. This settlement was approved by the Missouri Commission in April 2004.

In December 2003, we filed a “limited” rate filing in Colorado in order to recover approximately $11.4 million in ongoing costs (e.g., capital improvements) that occurred in 2003 or were to occur in 2004. In July 2004, we reached a settlement with the Colorado Commission staff and intervenors for an increase of $8.2 million. In addition, our Incentive Clause Adjustment was modified to provide for the recovery from customers of 100% of the variability of energy costs, an increase from 75%. The settlement was approved by the Colorado Commission in August 2004.

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

In November 2004, we filed for a rate increase totaling $6.2 million for our gas territories in Kansas. This application is primarily to recover infrastructure improvements and increased operating and maintenance costs. On May 2, 2005, the Kansas Commission approved a settlement reached among the Company, the Staff at the Kansas Commission and other intervening parties for an increase in rates of $2.7 million.  This rate increase was effective in June 2005.

In May 2005, we filed for a rate increase totaling $4.1 million for our gas territories in Iowa. This application is primarily to recover system improvement costs we have incurred. Under Iowa regulations, we instituted interim rates, subject to refund, totaling approximately $1.7 million in May 2005. We expect hearings to be held near the end of 2005, with final rates effective in April 2006.

In May 2005, we filed for a rate increase totaling $78.6 million for our electric territories in Missouri. The application represents a net $60.1 million increase in rates charged to our customers because approximately $18.5 million of the increase reflects the replacement of the current IEC which expires in April 2006. In the absence of a rate case, our rates in Missouri would automatically decrease by $18.5 million at the expiration of the IEC. The primary purpose of the application is to recover higher fuel costs and system improvements we have incurred. In addition to the electric rate case filing, we filed for a rate increase totaling $5.0 million in relation to servicing our industrial steam customers in Missouri. The primary purpose of the application is to recover the increased cost of fuel, coal and natural gas as well as the removal of previously allowed subsidies currently borne by our St. Joseph Light and Power division electric customers. Hearings are scheduled to conclude in the first quarter of 2006, with final rates effective in April 2006.

On July 14, 2005, the governor of the State of Missouri signed into law new legislation establishing a means for the recovery of prudently incurred fuel and purchased power costs without going through a general rate case. This legislation also permits the recovery of government-mandated environmental investments. The initial filing of fuel and environmental tariffs must be made in connection with a general rate proceeding. This legislation must be implemented through the issuance of regulations by the MPSC. We expect these provisions to be considered in our current electric rate cases pending before the MPSC, with such rates to be effective in April 2006. We cannot estimate with certainty the impact implementing these provisions may have on the company’s financial results and financial condition.

In August 2005, we filed for a rate increase of $1.1 million for our gas territories in Nebraska. This application is to recover increased costs of operations through an increase in residential and commercial customer charges.

Merchant Services

The table below summarizes the operations of our Merchant Services businesses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2005	2004	2005	2004

Sales	$18.1	$(21.2)	$.8	$(82.8)
Cost of sales	14.6	14.4	27.0	30.7
Gross profit (loss)	3.5	(35.6)	(26.2)	(113.5)
Operating expenses:
Operating expense (income), net	(3.1)	9.8	(5.3)	19.0
Restructuring charges	–	.4	6.6	.6
Net (gain) loss on sale of assets and other charges	–	(9.1)	(25.6)	26.8
Total operating expenses (income), net	(3.1)	1.1	(24.3)	46.4
Other income (expense):
Equity in earnings of investments	–	–	–	1.9
Other income (expense)	1.3	1.5	3.2	.9
Earnings (loss) before interest and taxes, depreciation and amortization	$7.9	$(35.2)	$1.3	$(157.1)

Depreciation and amortization expense	$4.3	$4.4	$8.6	$8.8

We show our gains and losses from energy trading contracts on a net basis. To the extent losses exceeded gains, sales are shown as a negative number.

Quarter-to-Quarter

Sales, Cost of Sales and Gross Profit (Loss)

Gross profit for our Merchant Services operations for the three months ended June 30, 2005 was $3.5 million, primarily due to the following factors:

•      In the second quarter of 2005, we terminated certain commodity and interest rate hedges and were released from our contingent obligation to the buyer of our former merchant loan portfolio. As a result, we reversed related reserves of $7.1 million associated with these contracts.

•      As part of the continued wind-down of our wholesale energy trading operations, we assigned the final year of our obligation under a stream flow contract and recorded additional margin of $1.4 million in the second quarter of 2005. The assignment of the final year of this contract was made in exchange for a payment of approximately $7.5 million and reduced our life of contract value-at-risk from $24.0 million at March 31, 2005 to $6.1 million at June 30, 2005.

• We generated $5.6 million of gross profit related to energy and capacity sales from our merchant peaking plants and the settlement of various positions in the second quarter of 2005.

•      In the second quarter of 2005, we recorded a net margin loss of $8.3 million associated with our Elwood tolling agreement. We make fixed capacity payments evenly throughout the year that entitle us to generate power at the Elwood plant. The cost to purchase natural gas to fuel this power plant generally exceeds the value of the power that could be generated. Accordingly, we did not generate material revenues.

•      We also incurred margin losses of $1.7 million resulting from the difference between revenue recognized on our two remaining long-term gas delivery contracts compared to the net cost of gas delivered under these contracts.

Gross loss for our Merchant Services operations for the three months ended June 30, 2004 was $35.6 million, primarily due to the following factors:

•      Approximately $6.1 million was a non-cash loss related to the discounting of our trading portfolio, primarily driven by the impact of contraction in our credit spreads on the discounting of price risk management liabilities relating to our long-term gas contracts. We discount the future cash flows of our price risk management assets based on our counterparties’ credit standing, versus our future cash flows of our price risk management liabilities that are discounted based on our current credit standing.

•      In the second quarter of 2004, we incurred margin losses of $10.3 million resulting from the difference between revenue recognized on our long-term gas delivery contracts and the net cost of gas delivered under these contracts. We terminated four of our long-term gas contracts in the third and fourth quarters of 2004.

•      We make fixed capacity payments evenly throughout the year that entitle us to generate power at merchant power plants owned by others. For the second quarter of 2004, we recorded net margin losses of $8.9 million. The cost to purchase natural gas to fuel these power plants generally exceeded the value of the power that could be generated. Accordingly, we did not generate material revenues.

•      Our remaining second quarter gross loss mainly stems from mark-to-market losses and unfavorable settlements of approximately $12.5 million, related to a long-term power supply transaction with New York State Electric and Gas Corp. (NYSEG) and our stream flow transaction. In May 2004, we settled our obligation under the long-term power supply contract with NYSEG by making a cash payment of $37.7 million to a third party who assumed the contract.

Operating Expense

Operating expense decreased $12.9 million primarily due to the reversal of $7.1 million of allowances for bad debts provided in prior years as our receivable balances have declined with the roll-off of our legacy trading book. In addition, we had lower litigation and insurance costs, reduced surety payments due to the settlement of four long-term gas contracts, and reduced staffing needed to manage our remaining trading positions and non-regulated power generation assets.

Net (Gain) Loss on Sale of Assets and Other Charges

In June 2004, we received a distribution of approximately $24.3 million from our non-voting limited partnership interest in BAF Energy, a California limited partnership that sold its 120 MW natural gas-fired combined cycle cogeneration facility located in King City, California. We recorded a pretax gain of $9.1 million on this distribution.

Year-to-Date

Sales, Cost of Sales and Gross Loss

Gross loss for our Merchant Services operations for the six months ended June 30, 2005 was $26.2 million, primarily due to the following factors:

•      In the first six months of 2005, we recorded a net margin loss of $16.1 million associated with our Elwood tolling agreement. We make fixed capacity payments evenly throughout the year that entitle us to generate power at the Elwood plant. The cost to purchase natural gas to fuel this power plant generally exceeded the value of the power that could be generated. Accordingly, we did not generate material revenues.

• Included in our gross loss for the six months ended June 30, 2005 were mark-to-market losses of approximately $9.8 million, related to our stream flow transaction.

• We recorded a margin loss of $4.5 million on the write-off of certain balances retained in our previous sale of gas pipeline investments in 2005.

•      We also incurred margin losses of $3.5 million resulting from the difference between revenue recognized on our two remaining long-term gas delivery contracts compared to the net cost of gas delivered under these contracts.

•      Partially offsetting the gross loss for 2005 was the termination of certain commodity and interest rate hedges. The termination of the hedges and the release of our contingent obligation to the buyer of our former merchant loan portfolio resulted in the reversal of related reserves of $7.1 million associated with these contracts.

Gross loss for our Merchant Services operations for the six months ended June 30, 2004 was $113.5 million, primarily due to the following factors:

•        Approximately $27.2 million was a non-cash loss related to the discounting of our trading portfolio, primarily driven by our long-term gas contracts. During the first six months of 2004, average gas prices increased over the life of our price risk management assets and liabilities by $.35 per MMBtu. After updating the future cash flow stream based on the new forward natural gas prices, we discounted our price risk management assets and liabilities as described above. In prior periods, primarily in 2002, when our credit standing deteriorated compared to our counterparties’ that make up the vast majority of our price risk management assets, we recorded non-cash earnings related to the discounting of our price risk management assets and liabilities. During 2004, the benchmark indexes we used to determine the discount rate appropriate for our credit standing decreased by approximately 380 basis points, resulting in the partial reversal of the previous earnings and asset recorded.

•      In the six months of 2004, we incurred margin losses of $24.4 million resulting from the difference between revenue recognized on our long-term gas delivery contracts and the net cost of gas delivered under these contracts.

•      We make fixed capacity payments evenly throughout the year that entitle us to generate power at merchant power plants owned by others. For the six months of 2004, we recorded net margin losses of $19.7 million. The cost to purchase natural gas to fuel these power plants generally exceeded the value of the power that could be generated. Accordingly, we did not generate material revenues.

•      We incurred approximately $5.0 million of costs to exit natural gas hedge positions related to the Onondaga swap derivative sold in connection with the sale of our independent power plants, cash flow hedge option premium expirations and the exit of other hedges related to previous contracts.

•      Our remaining gross loss for the six months mainly stems from mark-to-market losses and unfavorable settlements of approximately $28.2 million, related to a long-term power supply transaction with NYSEG and our stream flow transaction. In May 2004, we settled our obligation under the long-term power supply contract with NYSEG by making a cash payment of $37.7 million to a third party who assumed this contract.

Operating Expense

Operating expense decreased $24.3 million primarily due to the refund of approximately $7.2 million of value-added taxes previously paid and expensed by our European merchant trading business, the reduction of our allowance for bad debts by $7.1 million, reduced surety payments due to the settlement of four long-term gas contracts, and reduced staffing needed to manage our remaining trading positions and non-regulated power generation assets.

Net (Gain) Loss on Sale of Assets and Other Charges

Net gain on sale of assets and other charges in 2005 consists of pretax gains of $16.3 million on the termination of the Batesville tolling agreement and related forward sale contract and $9.3 million on the sale of our stock investment in ICE.

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

Earnings Trend and Impact of Changing Business Environment

The merchant energy sector has been negatively impacted by the increase in generation capacity that became operational in 2002 and 2003. This increase in supply has placed downward pressure on power prices and subsequently the value of unsold merchant generation capacity. Because it is generally expected that the fuel and start-up costs of operating our merchant power plants will exceed the revenues that would be generated from the power sold, we believe that during the foreseeable future we will have limited ability to generate power at a gross profit. We will continue to have operating and maintenance cost associated with our owned merchant generation plants, whether the facilities are being utilized to generate power or are idle. Additionally, we will be required to make capacity payments related to our Elwood tolling agreements and expect to incur pretax losses and negative operating cash flows of approximately $37.3 million in 2005 related to this arrangement. We have sold capacity in three of these plants, which will partially offset these costs in 2005 and 2006, and we are attempting to restructure our Elwood obligation. We will incur a significant charge if we are able to exit or restructure that obligation. As a result of the above factors and our change in strategy, we do not expect Merchant Services to be profitable in the next two to three years.

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

Corporate and Other

The table below summarizes the operating results of Corporate and Other:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2005	2004	2005	2004

Sales	$11.4	$9.5	$22.3	$18.4
Cost of sales	3.4	3.1	6.9	5.8
Gross profit	8.0	6.4	15.4	12.6
Operating expenses:
Operating expense	11.5	22.7	19.9	33.8
Restructuring charges	–	.2	–	.3
Net gain on sale of assets and other charges	–	(1.3)	–	(5.1)
Total operating expenses	11.5	21.6	19.9	29.0
Other income (expense):
Equity in earnings of investments	–	–	–	.2
Other income	2.0	3.5	3.7	4.8
Loss before interest and taxes, depreciation and amortization	$(1.5)	$(11.7)	$(.8)	$(11.4)

Depreciation and amortization expense	$1.9	$1.2	$3.7	$2.3

Quarter-to-Quarter

Sales, Cost of Sales and Gross Profit

Sales, cost of sales and gross profit increased $1.9 million, $.3 million and $1.6 million, respectively, in 2005 compared to 2004, due to an increase in customers at Everest Connections.

Operating Expense

Operating expense decreased $11.2 million in 2005 compared to 2004, primarily due to the $8.4 million settlement of the appraisal rights shareholder lawsuit and $4.4 million of costs associated with exiting our international networks investments in second quarter 2004.

Net Gain on Sale of Assets and Other Charges

The $1.3 million gain in 2004 was related to the fair value adjustment of Everest Connections target-based put rights.

Year-to-Date

Sales, Cost of Sales and Gross Profit

Sales, cost of sales and gross profit increased $3.9 million, $1.1 million and $2.8 million, respectively, in 2005 compared to 2004 due to an increase in customers at Everest Connections.

Operating Expense

Operating expense decreased $13.9 million in 2005 compared to 2004, primarily due to the $8.4 million settlement of the appraisal rights shareholder lawsuit, $4.4 million of costs associated with exiting our international networks investments in 2004, decreases in insurance and other costs, and the payment of amendment fees on our former secured term loan in 2004.

Net Gain on Sale of Assets and Other Charges

The 2004 gain on sale of assets of $5.1 million was recorded primarily in connection with the sale of our interest in Midlands Electricity in January 2004. This investment was written down to estimated fair value in 2002 and again in September 2003. However, due to strengthening of the British pound exchange rate in the fourth quarter of 2003 and in early 2004, we realized a $3.3 million gain on the closing of the sale. The remaining $1.8 million gain in 2004 was related to the fair value adjustment of Everest Connections target-based put rights.

Interest Expense and Income Tax Benefit

The table below summarizes our consolidated interest expense and income tax benefit:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2005	2004	2005	2004

Interest expense	$58.9	$63.5	$117.1	$127.8
Income tax benefit	$(14.8)	$(39.3)	$(14.9)	$(82.7)

Quarter-to-Quarter

Interest Expense

Interest expense decreased $4.6 million in 2005 compared to 2004 due to debt retirements in 2004.

Income Tax Benefit

The income tax benefit decreased $24.5 million in 2005 compared to 2004, primarily as a result of a lower pretax loss in 2005, and the treatment of interest expense associated with the PIES as non-deductible for income tax purposes.

Year-to-Date

Interest Expense

Interest expense decreased $10.7 million in 2005 compared to 2004 due to debt retirements in 2004.

Income Tax Benefit

The income tax benefit decreased $67.8 million in 2005 compared to 2004, primarily as a result of a lower pretax loss in 2005. Included in the income tax benefit for 2005 was the reversal of $3.7 million of income tax valuation allowances previously provided on capital losses due to the recognition of a capital gain on the sale of our ICE shares. Also impacting the lower income tax benefit in 2005 was the treatment of interest expense associated with the PIES as non-deductible for income tax purposes.

Significant Balance Sheet Movements

Total assets decreased by $248.0 million since December 31, 2004. This decrease is primarily due to the following:

• Cash decreased $54.1 million. See our Consolidated Statement of Cash Flows for analysis of this decrease.

• Short-term investments increased $53.4 million as we moved funds in excess of immediate liquidity needs into investments with terms longer than three months.

• Funds on deposit decreased $120.8 million, primarily due to the return of margin deposits associated with the seasonal decrease in gas purchases by our regulated utilities.

•      Accounts receivable decreased $148.1 million, primarily reflecting lower volumes of gas and electricity delivered due to our exit from wholesale energy trading, and seasonal declines in regulated gas customer deliveries, offset in part by the effects of higher natural gas prices.

• Inventories and supplies decreased $20.6 million, primarily due to the seasonal withdrawal of natural gas from underground storage by our Gas Utilities businesses for winter deliveries to customers.

• Price risk management assets increased $32.1 million, primarily due to an increase in natural gas prices since December 31, 2004.

• Other current assets decreased $20.7 million, primarily due to lower prepaid natural gas purchases for our gas utilities due to the seasonal decrease in gas purchases.

• Property, plant and equipment increased $58.0 million, primarily due to capital expenditures on our South Harper Peaking Facility.

Total liabilities decreased by $221.2 million and common shareholders’ equity decreased by $26.8 million since December 31, 2004. These changes are primarily attributable to the following:

•      Accounts payable decreased by $187.0 million, primarily reflecting lower volumes of gas and electricity delivered due to our exit from wholesale energy trading and the seasonal decrease in gas purchases by our regulated utilities.

•      Accrued interest and other accrued liabilities decreased $50.9 million, primarily due to periodic interest payments, the termination of the remaining merchant lease obligations and tax payments associated with the sale of our Canadian utilities.

• Price risk management liabilities increased $28.6 million, primarily due to an increase in natural gas prices since December 31, 2004.

• Customer funds on deposit increased $22.6 million, primarily due to additional postings required from our merchant counterparties.

• Long-term debt, including current maturities of long-term debt, decreased by $21.7 million primarily due to the scheduled retirement of senior notes.

Forward-Looking Information and Risk Factors

This report contains forward-looking information. Forward-looking information involves risk and uncertainties, and certain important factors can cause actual results to differ materially from those anticipated. The forward-looking statements in this report include:

•      We are conducting a competitive sale process for six utility properties having an aggregate book value of approximately $874 million and, at the conclusion of the bidding process, we expect to enter into one or more definitive sale agreements to sell a subset of those properties. Some important factors that could cause actual results to differ materially from those anticipated include:

• We may receive bids for assets at prices that are inadequate or insufficient for accomplishing our targeted goals.

• The sale of other utility properties in the market may affect the timing of our sale process.

• Regulatory commissions may not approve some or all of the contemplated divestitures.

•      We plan to replace the power supplied to our Missouri Public Service operations under the Aries power supply agreement with power supplied by our 315 MW South Harper Peaking Facility and power purchased under additional power supply agreements. Some important factors that could cause actual results to differ materially from those anticipated include:

• The operation of our South Harper Peaking Facility could be barred by an adverse outcome to our appeals of recent rulings against us.

• Regulatory commissions may refuse to allow us to recover in rates part or all of the costs related to the construction of our South Harper Peaking Facility or the additional power purchases.

•      We intend to secure additional base-load capacity for our Missouri electric operations by acquiring a significant ownership interest in the Iatan 2 station being developed by Kansas City Power & Light Company. Some important factors that could cause actual results to differ materially from those anticipated include:

• Kansas City Power & Light Company may not receive the regulatory approvals necessary to construct and operate the project.

• We may not receive the regulatory approvals required to participate in, or to finance our investment in, the project.

• We may not be able to successfully negotiate the terms and conditions of our investment and participation in the project.

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

The changes in fair value of our trading and other contracts for 2005 are summarized below:

In millions

Fair value at December 31, 2004	$21.4
Change in fair value during the period	12.2
Contracts realized or cash settled	(8.7)
Fair value at June 30, 2005	$24.9

The fair value of contracts maturing in the remainder of 2005, each of the next three years and thereafter are shown below:

In millions

2005	$(12.9)
2006	7.6
2007	20.6
2008	4.8
Thereafter	4.8
Total fair value	$24.9

Item 4. Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are responsible for establishing and maintaining the company’s disclosure controls and procedures. These controls and procedures were designed to ensure that material information relating to the company and its subsidiaries are communicated to the CEO and the CFO. We evaluated these disclosure controls and procedures as of the end of the period covered by this report under the supervision of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. There has been no change in our internal controls over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

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

Price Reporting Litigation

On August 18, 2003, Cornerstone Propane Partners filed suit in the Southern District of New York against 35 companies, including Aquila, alleging that the companies manipulated natural gas prices and futures prices on NYMEX through misreporting of natural gas trade data in the physical market. The suit does not specify alleged damages and was filed on behalf of all parties who bought and sold natural gas futures and options on NYMEX from 2000 to 2002. On September 24, 2004, the court denied Aquila’s motion to dismiss along with similar motions filed by most of the other defendants. We will defend this case vigorously as we believe we have strong defenses to the plaintiff’s claims. We cannot predict with certainty whether we will incur any liability, nor can we estimate the damages, if any, that might be incurred in connection with this lawsuit. However, given the nature of the claims, an adverse outcome could have a material adverse effect on our financial condition, results of operations and cash flows.

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

On February 22, 2005, Utility Choice and Cirro Group filed suit against three major Texas utilities and retail electricity providers, including Aquila, for allegedly conspiring to manipulate the Texas power market in 2000 and 2001 in violation of the Sherman Act. We will defend this case vigorously as we believe we have strong defenses to the plaintiff’s claims. We cannot predict with certainty whether we will incur any liability, nor can we estimate the damages, if any, that might be incurred in connection with this lawsuit. However, given the nature of the claims, an adverse outcome could have a material adverse effect on our financial condition, results of operations and cash flows.

Lender Litigation

On October 5, 2004 and October 15, 2004, lawsuits were filed against us by our lenders alleging that we were obligated to pay a "make whole" amount when we prepaid the $430 million three-year secured term loan in September 2004. We believe that our termination of the term loan required us to pay a prepayment penalty of $8.7 million. The plaintiff lenders have sued us for breach of contract for their proportionate share of the difference between their prepayment calculation and the $8.7 million. In May 2005, our motions for summary judgment in these lawsuits were granted and $20.6 million restricted cash that we had deposited into an account, which equaled the amount in dispute, was returned to us. Certain of the plaintiffs representing a claim of approximately $6.0 million have appealed the dismissal of these cases. We believe we have strong defenses and will defend these cases vigorously. We cannot predict with certainty whether we will incur any liability, nor can we estimate the damages, if any, that might be incurred in connection with this lawsuit. However, given the nature of the claims, an adverse outcome could have a material adverse effect on our financial condition, results of operations and cash flows.

ERISA Litigation

On September 24, 2004, a lawsuit was filed in the U.S. District Court for the Western District of Missouri against us, certain members of the Board of Directors and certain members of management alleging they violated ERISA and are responsible for losses that participants in the Aquila 401(k) plan experienced as a result of the decline in the value of their Aquila stock held in the Aquila 401(k) plan. A number of similar lawsuits alleging that the defendants breached their fiduciary duties to the plan participants in violation of ERISA by concealing information and/or misleading employees who held Aquila stock through the Aquila 401(k) plan were subsequently filed against us. The suits also seek damages for the plan's losses resulting from the alleged breaches of fiduciary duties. On January 26, 2005 the court ordered that all of these lawsuits be consolidated into a single case captioned, In re Aquila ERISA Litigation. The plaintiffs filed an amended consolidated complaint in March 2005 which largely repeats each of the allegations in the first complaint. This case has been set for trial in July 2007. We believe we have strong defenses and will defend this case vigorously. We cannot predict with certainty whether we will incur any liability, nor can we estimate the damages, if any, that might be incurred in connection with this lawsuit. However, given the nature of the claims, an adverse outcome could have a material adverse effect on our financial condition, results of operations and cash flows.

South Harper Peaking Facility

We have constructed a 315 MW natural gas "peaking" power plant and related substation in an unincorporated area of Cass County, Missouri. Cass County and local residents filed suit claiming that county zoning approval was required to construct the project. We believe the County is prohibited by state law from applying its zoning ordinances in this instance to Aquila and utilities generally. On January 11, 2005, a trial court judge granted the County's request for an injunction; however, we are permitted to continue construction while the order is appealed. We appealed the trial court decision to the Missouri Court of appeals for the Western District of Missouri. On June 21, 2005, the Missouri Court of Appeals affirmed the circuit court ruling. We have requested that the Missouri Supreme Court hear an appeal of this decision. We cannot estimate with certainty the damages, if any, that might be incurred in connection with this lawsuit (including costs to relocate the power plant and costs of replacement power). However, given that the remedy sought is the removal or relocation of the facility, an adverse outcome could have a material adverse effect on our financial condition, results of operations and cash flows to the extent certain costs of construction are not salvageable.

Item 4. Submission of Matters to a Vote of Securities Holders

We held our annual meeting of shareholders on May 4, 2005. At the meeting, the following matter was voted on by the shareholders:

1.	Election of Directors:

Director	Term	Votes For	Votes Withheld

Herman Cain	3 years	173,679,053	40,713,090
Patrick J. Lynch	3 years	204,743,393	9,648,750
Nicholas J. Singer	3 years	209,958,474	4,433,669

Following the election, our Board of Directors consisted of Richard C. Green (Chairman); Herman Cain; Dr. Michael M. Crow; Irvine O. Hockaday, Jr.; Heidi E. Hutter; Dr. Stanley O. Ikenberry; Patrick J. Lynch; Gerald L. Shaheen; and Nicholas J. Singer.

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

Aquila, Inc.

By:	/s/ RICK J. DOBSON Rick J. Dobson Senior Vice President and Chief Financial Officer
Signing on behalf of the registrant and as principal financial and accounting officer

Date:	August 3, 2005