Form 10-Q
period 2006-05-02
AQUILA  INC
filed 2006-05-03
CIK 66960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2006
Common Stock, $1 par value	373,832,811

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Information regarding the consolidated financial statements is on pages 3 through 23.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is on pages 23 through 40.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk as described on pages 71 through 74 of our 2005 Annual Report on Form 10-K. See discussion on pages 40 and 41 of this document for changes in market risk since December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Information regarding disclosure controls and procedures is on page 41.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is on page 42.

ITEM 1A. RISK FACTORS

See pages 22 through 26 of our 2005 Annual Report on Form 10-K for a discussion of risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibits are on page 42.

Part I. Financial Information

Item 1. Financial Statements

Aquila, Inc.

Consolidated Statements of Income—Unaudited

	Three Months Ended
	March 31,
In millions, except per share amounts	2006	2005
Sales:
Electricity—regulated	$169.3	$139.7
Natural gas—regulated	253.2	227.4
Other—non-regulated	8.5	(14.2)
Total sales	431.0	352.9
Cost of sales:
Electricity—regulated	97.4	67.4
Natural gas—regulated	199.5	173.2
Other—non-regulated	17.3	14.6
Total cost of sales	314.2	255.2
Gross profit	116.8	97.7
Operating expenses:
Operation and maintenance expense	71.2	78.9
Taxes other than income taxes	8.9	.7
Restructuring charges	2.0	6.6
Net (gain) loss on sale of assets and other charges	.7	(25.6)
Depreciation and amortization expense	27.1	26.4
Total operating expenses	109.9	87.0
Operating income	6.9	10.7
Other income (expense), net	1.7	6.1
Interest expense	37.0	39.2
Loss from continuing operations before income taxes	(28.4)	(22.4)
Income tax benefit	(10.8)	(9.2)
Loss from continuing operations	(17.6)	(13.2)
Earnings from discontinued operations, net of tax	16.5	13.9
Net income (loss)	$(1.1)	$.7
Basic and diluted earnings (loss) per common share:
Continuing operations	$(.05)	$(.02)
Discontinued operations	.05	.04
Net income (loss)	$–	$.02
Dividends per common share	$–	$–

See accompanying notes to consolidated financial statements.

Aquila, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
In millions	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$263.6	$14.2
Restricted cash	30.8	10.9
Funds on deposit	134.9	264.9
Accounts receivable, net	251.5	399.7
Inventories and supplies	90.3	107.3
Price risk management assets	119.3	200.0
Other current assets	42.6	78.1
Current assets of discontinued operations	193.3	269.0
Total current assets	1,126.3	1,344.1

Utility plant, net	1,746.9	1,741.9
Non-utility plant, net	133.1	135.4
Price risk management assets	129.5	177.7
Goodwill, net	111.0	111.0
Prepaid pension	64.3	68.3
Deferred charges and other assets	154.8	154.4
Non-current assets of discontinued operations	733.2	897.9
Total Assets	$4,199.1	$4,630.7

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$125.2	$88.3
Short-term debt	–	12.0
Accounts payable	156.4	356.2
Accrued interest	48.8	64.6
Other accrued liabilities	155.1	203.5
Price risk management liabilities	110.3	164.9
Customer funds on deposit	30.3	74.0
Current liabilities of discontinued operations	25.0	31.1
Total current liabilities	651.1	994.6
Long-term liabilities:
Long-term debt, net	1,853.0	1,891.2
Deferred income taxes and credits	71.7	71.5
Price risk management liabilities	98.3	138.9
Deferred credits	151.9	161.6
Non-current liabilities of discontinued operations	63.8	63.0
Total long-term liabilities	2,238.7	2,326.2

Common shareholders’ equity	1,309.3	1,309.9
Total Liabilities and Shareholders’ Equity	$4,199.1	$4,630.7

See accompanying notes to consolidated financial statements.

Aquila, Inc.

Consolidated Statements of Comprehensive Income—Unaudited

	Three Months Ended
	March 31
In millions	2006	2005
Net income (loss)	$(1.1)	$.7
Other comprehensive loss, net of related tax:
Foreign currency adjustments:
Foreign currency translation adjustments, net of deferred tax expense (benefit) of $(.2) million and $(.3) million for the three months ended March 31, 2006 and 2005, respectively	(.3)	(.5)
Reclassification of foreign currency (gains) losses to income, net of deferred tax (expense) benefit of $.1 million for the three months ended March 31, 2006	.2	–
Total foreign currency adjustments	(.1)	(.5)
Other comprehensive loss	(.1)	(.5)
Total Comprehensive Income (Loss)	$(1.2)	$.2

See accompanying notes to consolidated financial statements.

Aquila, Inc.

Consolidated Statements of Common Shareholders' Equity

In millions	March 31, 2006	December 31, 2005
	(Unaudited)
Common stock: authorized 400 million shares at March 31, 2006 and December 31, 2005, par value $1 per share; 373,795,317 shares issued at March 31, 2006 and 373,603,277 shares issued at December 31, 2005; authorized 20 million shares of Class A common stock, par value $1 per share, none issued	$373.8	$373.6
Premium on capital stock	3,507.4	3,507.0
Retained deficit	(2,571.7)	(2,570.6)
Accumulated other comprehensive loss	(.2)	(.1)
Total Common Shareholders’ Equity	$1,309.3	$1,309.9

See accompanying notes to consolidated financial statements.

Aquila, Inc.

Consolidated Statements of Cash Flows—Unaudited

	Three Months Ended
	March 31,
In millions	2006	2005

Cash Flows From Operating Activities:
Net income (loss)	$(1.1)	$.7
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization expense	27.7	39.0
Restructuring charges	2.7	6.6
Cash received (paid) for restructuring and other charges	–	2.8
Net (gain) loss on sale of assets and other charges	(.8)	(25.6)
Foreign currency losses	.3	–
Net changes in price risk management assets and liabilities	42.6	(14.0)
Deferred income taxes and investment tax credits	.6	(.2)
Changes in certain assets and liabilities, net of effects of divestitures:
Restricted cash	(19.9)	(.1)
Funds on deposit	130.0	69.8
Accounts receivable/payable, net	(29.3)	(84.5)
Inventories and supplies	53.9	70.7
Other current assets	35.1	22.0
Prepaid pension	4.0	2.3
Deferred charges and other assets	(3.8)	3.0
Accrued interest and other accrued liabilities	(70.1)	(21.3)
Customer funds on deposit	(43.7)	23.4
Deferred credits	(6.1)	3.3
Other	(.7)	(.9)
Cash provided from operating activities	121.4	97.0
Cash Flows From Investing Activities:
Utilities capital expenditures	(30.9)	(56.6)
Cash proceeds received on sale of assets	182.8	13.8
Purchases of short-term investments	–	(52.5)
Other	(4.5)	(6.1)
Cash provided from (used for) investing activities	147.4	(101.4)
Cash Flows From Financing Activities:
Retirement of long-term debt	(1.7)	(21.3)
Short-term borrowings (repayments), net	(12.0)	–
Cash paid on long-term gas contracts	(4.3)	(3.7)
Other	.6	.4
Cash used for financing activities	(17.4)	(24.6)
Increase (decrease) in cash and cash equivalents	251.4	(29.0)
Cash and cash equivalents at beginning of period (includes $4.8 million and $6.6 million of cash included in current assets of discontinued operations in 2006 and 2005, respectively)	19.0	225.1
Cash and cash equivalents at end of period (includes $6.8 million and $6.7 million of cash included in current assets of discontinued operations in 2006 and 2005, respectively)	$270.4	$196.1

See accompanying notes to consolidated financial statements.

AQUILA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 7, 2006. You should read our 2005 Form 10-K in conjunction with this report. The accompanying Consolidated Balance Sheets and Consolidated Statements of Common Shareholders’ Equity as of December 31, 2005, were derived from our audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair representation of our financial position and the results of our operations. Certain estimates and assumptions have been made in preparing the consolidated financial statements that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods shown. Actual results could differ from these estimates.

Certain prior year amounts in the consolidated financial statements have been reclassified where necessary to conform to the 2006 presentation. In particular, as discussed in Note 4, the results of operations from certain utilities and other businesses that we have sold or agreed to sell have been reclassified as discontinued operations in the accompanying balance sheets and statements of income for all periods presented.

Stock Based Compensation

Share-Based Payments

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R (SFAS 123R), “Share-Based Payments,” that requires all companies to expense the value of employee stock options. SFAS 123R became effective for us as of January 1, 2006, and was applied to all outstanding unvested share-based awards on that date, consisting of 74,700 unvested stock options. We have elected to use the modified prospective method to adopt SFAS 123R. The 2006 impact of the adoption of SFAS 123R on January 1, 2006 was immaterial. As of March 31, 2006, we had 6.2 million of fully vested stock options outstanding.

We issue stock options to employees from time to time and had accounted for these options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) through December 31, 2005. All stock options issued are granted at the common stock’s market price on the date of the grant. Therefore we recorded no compensation expense related to stock options.

Because we accounted for options under APB 25 in 2005, we disclosed a pro forma net loss and basic and diluted earnings (loss) per share as if we reflected the estimated fair value of options as compensation expense in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Our pro forma net loss and basic and diluted loss per share were as follows:

Three Months Ended
In millions, except per share amounts	March 31, 2005
Net income:
As reported	$.7
Premium Income Equity Securities (PIES) adjustment (Note 5)	6.7
Income available for common shares	7.4
Total stock-based employee compensation expense determined under fair value method, net of related tax benefits	(1.4)
Pro forma income available for common shares	$6.0
Basic and diluted income per share:
As reported	$.02
Pro forma	.02

New Accounting Standards

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS 133 and SFAS 140 by eliminating an exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for in the same way regardless of the form of the instruments. This standard is not expected to have any impact on our financial statements.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which amends SFAS 140 by requiring that separately recognized servicing assets and servicing liabilities be initially measured at fair value. This standard is not expected to have any impact on our financial statements.

2. Restructuring Charges

We recorded the following restructuring charges:

	Three Months Ended
	March 31,
In millions	2006	2005
Merchant Services:
Lease agreements	$–	$6.6
Total Merchant Services	–	6.6
Corporate and Other severance costs	2.0	–
Total restructuring charges	$2.0	$6.6

Severance Costs and Retention Payments

In connection with the sale of our Kansas electric and Michigan, Minnesota and Missouri gas utility operations, during the first quarter of 2006 our management has adopted and communicated to employees a plan to reduce executive management and central services costs, which includes the elimination of approximately 220 positions through attrition and employee terminations. Employees who are involuntarily terminated will receive severance and other one-time termination benefits. This process is expected to be completed in the third quarter of 2006. The estimated total cost of one-time termination benefits is approximately $5.3 million, which will be recognized over the remaining service period of terminated employees and will be paid out over time. Approximately $2.0 million of such costs were accrued as of March 31, 2006.

In addition, upon closing of the sale of Everest Connections, its employees are to receive retention payments of approximately $2.2 million, which will be recognized over the period through the closing of the sale. Approximately $.7 million was recognized as of March 31, 2006. These charges were included in discontinued operations.

Lease Agreements

In the first quarter of 2005, we terminated the majority of the remaining leases associated with our former Merchant Services headquarters. In connection with this termination we made a lump-sum payment of $13.0 million which exceeded our restructuring reserve obligation as of the termination date. This resulted in an additional lease restructuring charge of $6.6 million in the first quarter of 2005.

Restructuring Reserve Activity

The following table summarizes activity in accrued restructuring charges for the three months ended March 31, 2006:

In millions
Severance and Retention Costs:
Accrued severance costs as of December 31, 2005	$.1
Additional expense during the period	2.7
Cash payments during the period	–
Accrued severance and retention costs as of March 31, 2006	$2.8

3. Net (Gain) Loss on Sale of Assets and Other Charges

We have sold the assets and terminated the contracts in the table below and recorded the following pretax net losses (gains) on sale of assets and other charges:

	Three Months Ended
	March 31,
In millions	2006	2005
Merchant Services:
Batesville tolling contract	$–	$(16.3)
ICE sale	–	(9.3)
Other	.7	–
Total Merchant Services	.7	(25.6)
Total net (gain) loss on sale of assets and other charges	$.7	$(25.6)

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

4. Discontinued Operations

We have sold, or are in the process of selling, the assets discussed below, which are considered discontinued operations in accordance with SFAS 144.

After-tax losses discussed below are reported after giving consideration to the effect of capital loss carryback and carryforward limitations. As a result, the net tax effect may differ substantially from our expected statutory tax rates.

Electric and Gas Utilities

On September 21, 2005, we entered into asset purchase agreements to sell our Kansas electric distribution business and our Michigan, Minnesota and Missouri natural gas distribution businesses. The buyer and base price for each of these transactions are shown in the following table:

Utility	Buyer	Base Price (in millions)
Kansas Electric	Mid-Kansas Electric Company	$255.2
Michigan Gas	WPS Resources Corporation	269.5
Minnesota Gas	WPS Resources Corporation	288.0
Missouri Gas	The Empire District Electric Company	85.0

The base price in each sale will be increased by working capital and capital expenditures net of depreciation. Completion of each sale transaction depends on several conditions being satisfied by September 21, 2006 (subject to extension in limited circumstances), including: (i) the non-occurrence of a material adverse event, as described in the asset purchase agreements; (ii) the approval of the applicable state regulatory commissions and, in the case of the Kansas electric business, the approval of the FERC; and (iii) the other closing conditions set forth in the asset purchase agreements. Our employees in each business are expected to be transferred to the buyers upon completion of the sales, upon the terms and conditions contained in the asset purchase agreements. We expect each of the utility asset sales to result in pretax and after tax gains upon closing. The utility sales will also result in gains for tax purposes.  The classification of the tax gains between ordinary income and capital gain will depend upon the final allocation of the purchase price based upon agreements with the buyers to be completed within 90 days of the final determination of purchase price.  Ordinary income will be offset by current year net operating losses and/or net operating loss carryforwards.  Capital gains will be offset by capital loss carryforwards.  To the extent capital loss carryforwards are utilized, the valuation allowance against the tax benefit of the capital loss carryforwards will be reversed.  The tax gains and the character thereof will be further adjusted when income tax returns are filed including the sales in the fall of 2007.

On April 1, 2006, we closed the sale of our Michigan gas operations and received gross proceeds of $314.9 million, including the base purchase price of $269.5 million plus preliminary working capital and other adjustments of $45.4 million. The working capital and other adjustments will be “trued up” in the second quarter of 2006 through a final payment to or from the buyer. In connection with this sale we preliminarily expect to record a pretax gain of approximately $99 million before transaction fees and expenses and subject to the final determination of pension assets transferred to the buyer as discussed below.

The discontinued utility operations participate in our single qualified pension plan, single non-qualified Supplemental Executive Retirement Plan and single other post-retirement benefit plan. Under the asset purchase agreements, the buyers will assume upon closing the accrued pension obligations owed to the current and former employees of the operations they are acquiring. After closing, benefit plan assets will be transferred to comparable plans established by the buyers in accordance with applicable ERISA requirements and the terms of the asset purchase agreements. We expect these benefit plan asset transfers to result in plan curtailments. The effect of the plan curtailments will depend on the final determination of the asset transfers which may not be completed until 2007.

In an order that became effective May 1, 2006, the Missouri Commission approved the unanimous stipulation and agreement filed as part of the sale approval process and authorized the sale, transfer and assignment of certain assets and liabilities relating to our Missouri Gas division to The Empire District Gas Company.

The operating results of the utility divisions held for sale, as summarized below, include the direct operating costs associated with those businesses but do not include allocated operating costs of central services and corporate overhead in accordance with Emerging Issues Task Force Consensus 87-24 (EITF 87-24), “Allocation of Interest to Discontinued Operations.” We provide executive management and centralized support services to all of our utility divisions, including customer care, billing, collections, information technology, accounting, tax and treasury services, regulatory services, gas supply services, human resources, safety and other services. The operating costs related to these functions are allocated to the utility divisions based on various cost drivers. Effective January 1, 2006, we ceased allocating costs to our held-for-sale utilities. These allocated costs were not included in the reclassification to earnings from discontinued operations because these support services were necessary to maintain operations until the sales are final and cannot be eliminated immediately upon closing of the asset sales. We plan to eliminate the majority of these costs when these support services are no longer required. The allocated operating costs related to the utility divisions held for sale were $10.3 million in the three months ended March 31, 2005.

Merchant Peaking Power Plants

In December 2005, two of our subsidiaries agreed to sell to AmerenUE the Goose Creek Energy Facility and Raccoon Creek Energy Facility. The Goose Creek Energy Facility is a 510 MW natural gas-fired, simple-cycle peaking power plant in Piatt County, Illinois, and the Raccoon Creek Energy Facility is a 340 MW natural gas-fired, simple-cycle peaking power plant in Clay County, Illinois. On March 31, 2006, we closed the sales of the Goose Creek Energy Facility and Raccoon Creek Energy Facility and received gross proceeds of $175 million.

In connection with the sale of these facilities, we determined that they should be classified as “held for sale” and included in discontinued operations, rather than “held and used” as they had previously been classified. As a result, we reassessed the realizability of the carrying value of our investments in these facilities and concluded that they were impaired. We based this conclusion on the anticipated net sale proceeds of the sale transactions described above. In the fourth quarter of 2005, based on the expected net sale proceeds and transaction-related costs, we recorded a pretax non-cash impairment charge of approximately $93.6 million and $65.9 million for the Goose Creek Energy Facility and the Raccoon Creek Energy Facility, respectively, or an after-tax loss of approximately $58.5 million and $41.2 million, respectively. We expect to receive an aggregate book tax benefit on the asset sales of approximately $59.8 million (tax calculation on the pretax loss of approximately $159.5 million), although there will be no immediate cash tax receivable on the asset sales due to our loss carryovers.

Everest Connections

In the fourth quarter of 2005, we began a sale process for our Everest Connections communications business. Based on the level of bidder participation and the bid valuations, we determined that the business should be classified as “held for sale” and included it in discontinued operations. In connection with this reclassification, we reassessed the realizability of the carrying value of our investment in Everest. A comparison of the carrying value to the range of bid valuations indicated that no impairment of the investment existed.

On March 3, 2006, our subsidiary, Everest Global Technologies Group, LLC (EGTG), entered into a unit purchase agreement with Everest Connections Holdings, Inc., an acquisition subsidiary of Seaport Capital Partners III, L.P., under which EGTG agreed to sell certain subsidiaries to the buyer. We own over 97% of the membership interests of EGTG and have guaranteed its obligations under the unit purchase agreement.

The unit purchase agreement provides for the payment in cash of a base purchase price of $85.7 million, subject to a working capital adjustment. Our proceeds will be reduced by the interests of minority owners, the payment of EGTG debt and other retained liabilities. The agreement contains various provisions customary for transactions of this size and type, including representations, warranties, and covenants with respect to the business that are subject to customary limitations. Completion of the sale transaction depends on several conditions being satisfied by September 3, 2006, including: (i) the non-occurrence of a material adverse event, as described in the unit purchase agreement; (ii) the consent of certain municipalities where Everest Connections operates; (iii) the approval of the Kansas Corporation Commission; (iv) the approval of the Federal Communications Commission; (v) the receipt of third-party acquisition financing by the buyer; and (vi) the other closing conditions set forth in the unit purchase agreement. We expect this sale to result in a pretax and after tax gain upon closing.

Interest Allocation to Discontinued Operations

The buyers of our former Michigan gas utility division and Illinois peaking facilities did not assume, and the buyers of our three held-for-sale utility divisions and communications business will not assume, any of our long-term debt. Other than $7.1 million of direct debt of Everest Connections, none of our long-term debt is required to be repaid with the proceeds of these asset sales, although the lenders of our $220 million five-year term loan (see Note 7) will have the opportunity to elect prepayment without premium from the proceeds of the utility asset sales. These lenders did not elect prepayment with regard to the proceeds of the Michigan gas utility sale. The direct debt and related interest of Everest Connections has been included in discontinued operations. We allocated a portion of consolidated interest expense to discontinued operations based on the ratio of net assets of discontinued operations to consolidated net assets plus consolidated debt in accordance with EITF 87-24. The amount of interest expense allocated to discontinued operations may not be representative of the actual interest reductions we may achieve from future debt retirements using the proceeds of the asset sales.

Summary

We have reported the results of operations from these assets in discontinued operations for the three months ended March 31, 2006 and 2005 in the Consolidated Statements of Income.

Operating results from our discontinued operations are as follows:

	Three Months Ended
	March 31,
In millions	2006	2005

Sales	$310.0	$298.2
Cost of sales	233.5	217.5
Gross profit	76.5	80.7
Operating expenses:
Operation and maintenance expense	28.7	26.7
Taxes other than income taxes	4.1	(.4)
Restructuring charges	.7	–
Net (gain) loss on sale of assets and other charges	(1.5)	–
Depreciation and amortization expense	.6	12.5
Total operating expenses	32.6	38.8
Operating income	43.9	41.9
Other income (expense)	(.3)	.1
Interest expense	16.9	19.0
Earnings before income taxes	26.7	23.0
Income tax expense	10.2	9.1
Earnings from discontinued operations, net of tax	$16.5	$13.9

The related assets and liabilities included in the sale of these businesses, as detailed below, have been reclassified as current and non-current assets and liabilities of discontinued operations on the March 31, 2006 and December 31, 2005 Consolidated Balance Sheets as follows:

	March 31,	December 31,
In millions	2006	2005
Current assets of discontinued operations:
Cash and cash equivalents	$6.8	$4.8
Accounts receivable, net	127.6	160.5
Inventories and supplies	44.1	81.0
Other current assets	14.8	22.7
Total current assets of discontinued operations	$193.3	$269.0
Non-current assets of discontinued operations:
Utility plant, net	$616.9	$610.6
Non-utility plant, net	48.6	220.8
Prepaid pension	26.5	26.6
Other non-current assets	41.2	39.9
Total non-current assets of discontinued operations	$733.2	$897.9
Current liabilities of discontinued operations:
Current maturities of long-term debt	$1.5	$1.3
Other current liabilities	23.5	29.8
Total current liabilities of discontinued operations	$25.0	$31.1
Non-current liabilities of discontinued operations:
Long-term debt, net	$5.6	$6.2
Deferred credits	58.2	56.8
Total non-current liabilities of discontinued operations	$63.8	$63.0

5. Earnings (Loss) per Common Share

The table below shows how we calculated basic and diluted earnings (loss) per share. Basic earnings (loss) per share and basic weighted average shares are the starting point in calculating the dilutive measures. To calculate basic earnings (loss) per share, divide our income (loss) available for common shares for the period by our weighted average shares outstanding, without adjusting for dilutive items. Weighted average shares used in basic earnings (loss) per share included 110.9 million shares issuable on the conversion of the mandatorily convertible PIES from August 24, 2004, the date of issuance of the PIES. On July 7, 2005, approximately 98.9% of the PIES units were converted to 131.4 million shares of common stock pursuant to an exchange offer. Diluted earnings (loss) per share is calculated by dividing our net income (loss), after assumed conversion of dilutive securities, by our weighted average shares outstanding, adjusted for the effect of dilutive securities. However, as a result of the net loss in the three months ended March 31, 2006, the potential issuances of common stock for dilutive securities were considered anti-dilutive in that period and were therefore not included in the calculation of diluted earnings (loss) per share.

	Three Months Ended
	March 31,
In millions, except per share amounts	2006	2005

Loss from continuing operations	$(17.6)	$(13.2)
Earnings from discontinued operations	16.5	13.9
Net income (loss) as reported	(1.1)	.7
Interest and debt amortization costs associated with the PIES	–	6.7
Income (loss) available for common shares	$(1.1)	$7.4

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(.05)	$(.02)
Earnings from discontinued operations	.05	.04
Net income (loss)	$–	$.02
Weighted average number of common shares used in basic earnings (loss) per share	374.7	352.7
Effect of dilutive stock options and restricted stock units	–	.6
Weighted average number of common shares used in diluted earnings (loss) per share	374.7	353.3

6. Reportable Segment Reconciliation

We manage our business in three business segments: Electric Utilities, Gas Utilities and Merchant Services. Our Electric and Gas Utilities currently consist of our regulated electric utility operations in three states and our natural gas utility operations in six states. We manage our electric and gas utility divisions by state. However, as each of our electric utility divisions and each of our gas utility divisions have similar economic characteristics, we aggregate our electric utility divisions into the Electric Utilities reporting segment and our gas utility divisions into the Gas Utilities reporting segment. The operating results of our Kansas electric division and our Minnesota and Missouri gas divisions, which are in the process of being sold, and our Michigan gas division, which was sold on April 1, 2006, have been reclassified to discontinued operations. Merchant Services includes our remaining investment in the Crossroads peaking power plant, our commitments under merchant capacity tolling obligations and long-term gas contracts and the remaining contracts from our wholesale energy trading operations. The operating results of our two Illinois merchant power plants, which were sold on March 31, 2006, have been reclassified to discontinued operations. All other operations are included in Corporate and Other, including the costs not allocated to our operating businesses and costs of our investment in Everest Connections.

The operating results of Everest Connections, which is in the process of being sold, have been reclassified to discontinued operations.

Each segment is managed based on operating results, expressed as earnings before interest, taxes, depreciation and amortization. Generally, decisions on finance, dividends and taxes are made at the Corporate level. The current and non-current assets of our discontinued operations are included in the segments referenced above.

Our reportable segment reconciliation is shown below:

	Three Months Ended
	March 31,
In millions	2006	2005
Sales: (a)
Utilities:
Electric Utilities	$169.5	$139.8
Gas Utilities	263.0	231.5
Total Utilities	432.5	371.3
Merchant Services	(1.5)	(18.4)
Corporate and Other	–	–
Total sales	$431.0	$352.9

(a)         For the three months ended March 31, 2006 and 2005, respectively, the following (in millions) have been reclassified to discontinued operations and are not included in the above amounts: Electric Utilities of $38.1 and $34.3; Gas Utilities of $258.9 and $251.8; Merchant Services sales of $.6 and $1.2; and Corporate and Other sales related to Everest Connections of $12.4 and $10.9.

Earnings (Loss) Before Interest, Taxes, Depreciation and Amortization (EBITDA): (a)
Utilities:
Electric Utilities	$23.6	$29.2
Gas Utilities	25.1	23.0
Total Utilities	48.7	52.2
Merchant Services	(7.4)	(7.3)
Corporate and Other	(5.6)	(1.7)
Total EBITDA	35.7	43.2
Total depreciation and amortization	27.1	26.4
Interest expense	37.0	39.2
Loss from continuing operations before income taxes	$(28.4)	$(22.4)

(a)         For the three months ended March 31, 2006 and 2005, respectively, the following (in millions) have been reclassified to discontinued operations and are not included in the above amounts: Electric Utilities of $7.4 and $7.0; Gas Utilities of $34.8 and $44.5; Merchant Services of $(.7) and $.6; and Corporate and Other related to Everest Connections of $2.7 and $2.4.

Depreciation and Amortization: (a)
Utilities:
Electric Utilities	$17.3	$15.2
Gas Utilities	8.8	9.4
Total Utilities	26.1	24.6
Merchant Services	1.1	1.8
Corporate and Other	(.1)	–
Total depreciation and amortization	$27.1	$26.4

(a)         For the three months ended March 31, 2005 the following (in millions) have been reclassified to discontinued operations and are not included in the above amounts: Electric Utilities of $2.9; Gas Utilities of $5.4; Merchant Services of $2.5; and Corporate and Other related to Everest Connections of $1.7.

In millions	March 31, 2006	December 31, 2005
Assets: (a)
Utilities:
Electric Utilities	$2,072.5	$2,065.7
Gas Utilities	1,193.0	1,430.0
Total Utilities	3,265.5	3,495.7
Merchant Services	481.4	918.6
Corporate and Other	452.2	216.4
Total assets	$4,199.1	$4,630.7

(a)   Included in total assets as of March 31, 2006 and December 31, 2005 are total current and non-current assets of discontinued operations as follows: Electric Utilities $278.4 million and $273.6 million, respectively; Gas Utilities $582.6 million and $657.3 million, respectively; Merchant Services $– million and $175.0 million, respectively; and Corporate and Other related to Everest Connections of $65.5 million and $61.0 million, respectively.

7. Financings

$180 Million Revolving Credit and Letter of Credit Facility

On April 13, 2005, we entered into a five-year credit agreement with a commercial lender. Subject to the satisfaction of certain conditions, the facility provides for up to $180 million of cash advances and letters of credit for working capital purposes. Cash advances must be repaid within 364 days unless we obtain the necessary regulatory approvals to incur long-term indebtedness under the facility. As of March 31, 2006, we had $150.0 million of uncollateralized capacity at an average cost of 3.65% under this agreement. We had issued $131.3 million of letters of credit under this facility as of March 31, 2006.

Four-Year Secured Revolving Credit Facility

On April 22, 2005, we executed a four-year $150 million secured revolving credit facility (the AR Facility). Proceeds from this facility may be used for working capital and other general corporate purposes. Borrowings under this facility are secured by the accounts receivable generated by our regulated utility operations in Colorado, Kansas, Missouri and Nebraska. Borrowings under the AR Facility bear interest at LIBOR plus 1.375%, subject to reduction if our credit ratings improve. Borrowings must be repaid within 364 days unless we obtain the necessary regulatory approvals to incur long-term indebtedness under the facility. Among other restrictions, we are required under the AR Facility to maintain the same debt-to-total capital and EBITDA-to-interest expense ratios as those contained in the Five-Year Facilities discussed below. There were no borrowings under this facility as of March 31, 2006.

As we close the sales of our Kansas electric and Missouri gas businesses, the accounts receivable generated by these utilities will be released from the AR Facility and the maximum borrowing limit may be reduced.

$100 Million Secured Revolving Credit Facility

On January 19, 2006, we closed on a $100 million revolving credit facility with a commercial lender. This facility, which was arranged for possible working capital requirements, was cancelled on March 30, 2006. There were no borrowings under this facility as of March 30, 2006.

$50 Million Revolving Credit and Letter of Credit Facility

On January 13, 2006, we closed on a $50 million short-term letter of credit facility with a commercial lender. This facility, which terminates on December 20, 2006, allows us to either issue letters of credit or make cash drawings under the facility. Similar to the $180 million facility that we signed in April 2005, the lender has relied on the credit derivative swap market to establish pricing for this facility. This facility, which bears a 2.50% interest rate, is expected to be nearly fully utilized through letter of credit issuances. There were $49.2 million of letters of credit outstanding under this facility as of March 31, 2006.

Five-Year Unsecured Term Loan and Revolving Credit Facility

In September 2004, we completed a $220 million 364-day unsecured term loan and a $110 million 364-day unsecured revolving credit facility. The facilities automatically extended to September 2009 when we received extension approval from the FERC and various state public utility commissions (the Five-Year Facilities). We borrowed the full amount of the term loan and received $211.3 million of net proceeds after upfront fees and expenses on the two facilities. There were no borrowings outstanding on the revolving credit facility as of March 31, 2006. The Five-Year Facilities bear interest at the LIBOR plus 5.75%, subject to reduction if our credit rating improves. Among other restrictions, the Five-Year Facilities contain financial covenants similar to, but less restrictive than, those contained in the Iatan Facility described below. We were in compliance with these covenants as of March 31, 2006.

The Five-Year Facilities also contain covenants that restrict certain activities including, among others, limitations on additional indebtedness, restrictions on acquisitions, sale transactions and investments. In addition, we are prohibited from paying dividends and from making certain other payments if our senior unsecured debt is not rated at least Ba2 by Moody's and BB by Standard & Poor’s (S&P), or if such a payment would cause a default under the facility.

Iatan 2 Construction Financing

On August 31, 2005, we entered into a $300 million credit agreement with a commercial lender and a syndicate of other lenders (the Iatan Facility). The credit agreement allows us to obtain loans and issue letters of credit (limited to $175 million of letters of credit) in support of our participation in the construction of an approximately 850 MW coal-fired power plant being developed by KCPL near Weston, Missouri, and our obligation to fund pollution controls being installed at an adjacent facility. Extensions of credit under the facility will be due and payable on August 31, 2010. Loans bear interest at LIBOR plus a margin determined by our credit ratings. A fee based on our credit ratings will be paid on the amount of letters of credit outstanding. Obligations under the credit agreement are secured by the assets of our Missouri Public Service electric operations. There were no borrowings or letters of credit outstanding under this facility at March 31, 2006. Among other restrictions, the Iatan Facility contains the following financial covenants with which we were in compliance as of March 31, 2006:

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

Other

We had an additional $16.4 million of letters of credit outstanding under various arrangements as of March 31, 2006.

8. Employee Benefits

The following table shows the components of net periodic benefit costs:
	Pension Benefits		Other Post-retirement Benefits
	Three Months Ended March 31,
In millions	2006	2005	2006	2005
Components of Net Periodic Benefit Cost:
Service cost	$2.6	$1.9	$.2	$.2
Interest cost	5.8	5.0	1.2	1.4
Expected return on plan assets	(7.4)	(6.5)	(.2)	(.3)
Amortization of transition amount	(.2)	(.2)	.4	.4
Amortization of prior service cost	1.4	.3	.6	.6
Recognized net actuarial loss	1.1	1.4	–	.1
Net periodic benefit cost before regulatory expense adjustments	3.3	1.9	2.2	2.4
Regulatory gain/loss adjustment	1.3	.9	.2	.3
SFAS 71 regulatory adjustment	.2	1.6	–	–
Net periodic benefit cost after regulatory expense adjustments	$4.8	$4.4	$2.4	$2.7

We previously disclosed in our financial statements for the year ended December 31, 2005, that we expected to contribute $.8 million and $9.4 million to our U.S. defined benefit pension plans and other post-retirement benefit plan, respectively, in 2006. Our qualified pension plan is funded in compliance with income tax regulations and federal funding requirements. We expect to fund no less than the IRS minimum funding amount and no more than the IRS maximum tax deductible amount. In connection with the transfer of pension plan assets and pension benefits obligations to the buyers of our utility assets as discussed in Note 4, we will continue to evaluate the need for additional contributions to satisfy regulatory requirements.

As disclosed in Note 4, the three utility operations being held for sale and our former Michigan gas operations have been reclassified as discontinued operations. The components of net periodic benefit cost presented in the tables above disclose information for these plans in total. For the three months ended March 31, 2006, the net periodic pension benefit cost charged to discontinued operations was $1.1 million. In addition, for the three months ended March 31, 2006, the net periodic other post-retirement benefits cost charged to discontinued operations was $.7 million.

9. Legal

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

Aquila Merchant is also a defendant in two federal actions that were filed on November 30, 2004 and October 31, 2005 in the United States District Court for the Eastern District of California. These cases were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Nevada on January 21, 2005 and September 1, 2005, respectively. The action originally filed on November 30, 2004 was subsequently consolidated with two other actions. All of these lawsuits are now part of the proceeding known as In re Western States Wholesale Natural Gas Antitrust Litigation, MDL Docket No. 1566, and make allegations similar to those made in the In re Natural Gas Antitrust Cases I, II, III & IV. The plaintiffs in the November 2004 action allege violations of the Sherman Act, the Cartwright Act, California’s Unfair Competition Law, unjust enrichment, and constructive trust, whereas the plaintiffs in the October 2005 action allege only violations of the Sherman Act. The action originally filed on November 30, 2004 has been dismissed, and the plaintiffs have appealed the dismissal to the Ninth Circuit Court of Appeals. We believe we have strong defenses and will defend these cases vigorously. We cannot predict with certainty whether we will incur any liability, nor can we estimate the damages, if any, that might be incurred in connection with these lawsuits. However, given the nature of the claims, an adverse outcome could have a material adverse effect on our financial condition, results of operations and cash flows.

In connection with our continuing evaluation of the above claims, we determined that the ultimate resolution of such claims would likely result in an obligation of at least $9.0 million. In December 2005, we provided a liability at that amount. The timing and amount of the ultimate resolution of these claims remains uncertain and could exceed that reserve by a material amount.

ERISA Litigation

On September 24, 2004, a lawsuit was filed in the U.S. District Court for the Western District of Missouri against us and certain members of our Board of Directors and management, alleging they violated the Employee Retirement Income Security Act of 1974, as amended (ERISA) and are responsible for losses that participants in our 401(k) plan experienced as a result of the decline in the value of their Aquila common stock held in the 401(k) plan. A number of similar lawsuits alleging that the defendants breached their fiduciary duties to the plan participants in violation of ERISA by concealing information and/or misleading employees who held our common stock through our 401(k) plan were subsequently filed against us. The suits also seek damages for the plan's losses resulting from the alleged breaches of fiduciary duties. On January 26, 2005, the court ordered that all of these lawsuits be consolidated into a single case captioned In re Aquila ERISA Litigation. The plaintiffs filed an amended consolidated complaint in March 2005, which largely repeats each of the allegations in the first complaint. This case has been set for trial in July 2007. We believe we have strong defenses and will defend this case vigorously. We cannot predict with certainty whether we will incur any liability, nor can we estimate the damages, if any, that might be incurred in connection with this lawsuit. However, given the nature of the claims, an adverse outcome could have a material adverse effect on our financial condition, results of operations and cash flows.

Lender Litigation

In October 2004, lawsuits were filed against us in a New York state court and a New York federal court by certain lenders to our former $430 million secured term loan. The lenders alleged that we were obligated to pay a "make whole" amount when we prepaid the term loan in September 2004, whereas we believe that our termination required us to pay only a prepayment penalty of $8.7 million. The plaintiff lenders sued us for breach of contract for their proportionate share of the difference between their prepayment calculation and the $8.7 million. In May 2005, our motion for summary judgment in the federal court action was granted, and our motion to dismiss in the state court action was granted. As a result, $20.6 million of restricted cash that we had deposited into an escrow account, which equaled the amount in dispute, was returned to us. Certain plaintiffs representing claims of approximately $6.0 million appealed the dismissal of these cases. On February 22, 2006, the Second Circuit Court of Appeals affirmed an order by the District Court for the Southern District of New York, dismissing the claims of the plaintiffs representing a claim of approximately $2.3 million in the federal court action. In the state court action, none of the plaintiff lenders perfected its appeal of the dismissal in a timely manner prior to the March 2006 deadline to perfect such an appeal.

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

On December 20, 2005, the appellate court issued a new opinion affirming the trial court’s opinion, but also opining that we could obtain the necessary approval for the project either from Cass County (in the form of zoning approval) or the Missouri Commission (in the form of specific authority). We decided not to appeal the order of the Court of Appeals and instead filed an application for approval with the Missouri Commission on January 24, 2006. On January 27, 2006, the trial court granted our request to stay the permanent injunction until May 31, 2006, and ordered us to post a $20 million bond to secure the cost of removing the project. Given that the remedy sought is the removal of the plant and substation, an adverse outcome could have a material impact on our financial condition, results of operations and cash flows. If we are not successful in obtaining the required approvals, we currently estimate the cost to dismantle the plant and substation to be approximately $20 million based on an engineering study. Significant additional costs would be incurred to store the equipment, secure replacement power and/or build the plant at a new site. We cannot estimate with certainty the total amount of these incremental costs that could be incurred, or the potential impairment of the carrying value of our investment in the plant we could suffer to the extent the cost exceeds the amount allowed for recovery in rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

See Forward-Looking Information beginning on page 39.

Strategy

Our remaining repositioning initiatives continue to be focused on improving operational results of our integrated electric and gas utility operations and strengthening our credit profile in order to efficiently execute our multi-state regulated utility growth strategy. The key elements of our remaining repositioning initiatives are to:

•	Complete our pending sales of regulated utility assets and Everest Connections.
•	Efficiently exit our Elwood tolling obligation.
•	Significantly reduce our debt levels.
•	Actively work with regulators and legislators to address capital investment and fuel recovery issues in Missouri.

Successful completion of the repositioning initiatives is essential to position the company to execute on the following key elements of our strategy.

•	Maintain synergies of an integrated, multi-state utility.
•	Continue to improve operational efficiency and lower earnings variability.
•	Provide competitive earnings growth by gaining access to the capital markets on improved terms, allowing the company to more cost-effectively fund investments in its rate base to meet customer needs.

We will continue to focus on building and maintaining the generation, transmission and distribution infrastructure necessary to provide our utility customers with safe and reliable service, while increasing the returns on invested capital in jurisdictions that lag behind those of our peers. We will also focus on improving our returns through future rate activities and process improvements.

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

Following an extensive review and discussion with outside advisors on our stand-alone regulated utility strategy, we retained investment bankers to conduct a competitive sale process for certain assets. This auction process resulted in our execution of agreements to sell (a) four of our Utilities (including our Kansas electric operations and our gas operations in Michigan, Minnesota, and Missouri) to three buyers for an aggregate base purchase price of $897.7 million, (b) two of our merchant peaking power plants, the Goose Creek and Raccoon Creek facilities located in Illinois, to AmerenUE for a total purchase price of $175 million, and (c) Everest Connections for a base purchase price of $85.7 million. On March 31, 2006, we completed the sale of the two peaking facilities and on April 1, 2006, we completed the sale of our Michigan gas operations. The three remaining utility asset sales and the sale of Everest Connections are expected to occur at different times throughout 2006.

We expect to use the proceeds from the asset sales to retire debt and other liabilities. We have not made a final determination of which debt will be retired. Although we have debt that is callable or maturing over the next 18 months, it may be more advantageous to pursue the retirement of other debt instruments through open market purchases, tenders or exchanges. The particular debt instruments to be retired will depend upon market conditions, the market price of the particular debt instrument, the call provisions (or lack there of), the remaining life of the instrument, our near term capital needs and the timing of the receipt of the sales proceeds. We intend to apply the sales proceeds in a manner which maximizes the improvement to our credit profile and cash flow.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Requirements

The most significant activity impacting working capital is the purchase of natural gas for our gas utility customers. We could experience significant working capital requirements during peak months of the winter heating season due to higher natural gas consumption, during potential periods of high natural gas prices and due to our current requirement to prepay certain gas commodity suppliers and pipeline transportation companies. Under a stressed weather and commodity price environment, such as the spike in commodity prices in late 2005 following the recent hurricanes, we estimate this working capital peak to be up to $400 million. We anticipate using the combination of revolving credit and letter of credit facilities listed below and cash on hand to meet our peak winter working capital requirements.

Credit Facility	Expiration	Maximum Capacity	Borrowings or Letters of Credit Issued at March 31, 2006
		In millions
Four-Year Secured Revolving Credit Facility	April 22, 2009 (1)	$150.0	$–
Five-Year Unsecured Revolving Credit Facility	September 19, 2009	110.0	–
$180 Million Unsecured Revolving Credit and Letter of Credit Facility	April 13, 2010 (1)	180.0	131.3
$50 Million Unsecured Revolving Credit and Letter of Credit Facility	December 20, 2006	50.0	49.2

(1)	Borrowings under these facilities must be repaid within 364 days unless we obtain regulatory approval to incur long-term indebtedness under these facilities.

The sale of our Michigan, Minnesota and Missouri gas operations is expected to reduce our peak working capital requirements by approximately 50%.

Cash Flows

Cash Flows Provided From Operating Activities

Our positive three-month 2006 operating cash flows were driven primarily by seasonal declines in working capital requirements for our utility operations and the continued wind-down of our merchant trading portfolio which triggered the return of $91.3 million of funds on deposit and a $35.1 million decrease in other current assets. Additionally, we received $38.7 million of funds on deposit returns due to the replacement of cash deposits and cash-collateralized letters of credit with unsecured letters of credit supporting the Elwood tolling contracts, and utilized $53.9 million of gas inventory held in storage. Offsetting the increases was the return of $43.7 million of counterparty collateral resulting from lower natural gas prices since December 2005, a $25.4 million payment to Calpine in connection with the netting of amounts owed under various contracts at the time of Calpine’s bankruptcy filing, and a $15.8 million decrease in accrued interest due to the timing of interest payments.

Our positive three-month 2005 operating cash flows were driven primarily by seasonal declines in working capital requirements for our utility operations. This was the primary cause of the return of $69.8 million of funds on deposit, the $70.7 million utilization of gas inventories in storage and the $22.0 million decrease in other current assets. These decreases in working capital were offset in part by an $84.5 million net increase in cash utilized for accounts receivable and accounts payable.

Our Elwood tolling contracts will have a material negative impact on our operating cash flows for the foreseeable future. We are attempting to restructure the Elwood tolling contracts. Any cash payment made to exit this obligation would have a negative impact on operating cash flows in the year the payment is made, but would improve operating cash flows in future periods.

Our significant debt load relative to our overall capitalization and the 14.875% interest rate we pay on $500 million of our long-term debt has substantially increased our interest costs and will continue to negatively impact our operating cash flows. It will be important for us to substantially improve our operating cash flows. We are attempting to do this by improving the efficiency of our remaining businesses, increasing sales through utility rates, retiring debt and completing the utility asset sales and the wind-down of our Merchant Services business.

Cash Flows Provided From (Used For) Investing Activities

The increase in cash provided from (used for) investing activities was primarily the result of the receipt of cash proceeds on the sale of our merchant peaking power plants, lower utility capital expenditures due to the construction of our South Harper peaking facility in 2005, and the purchase of short-term investments in 2005 which did not recur in 2006.

Cash Flows Used For Financing Activities

Cash flows used for financing activities in the three months ended March 31, 2006 and 2005 consist primarily of cash we paid to retire our short and long-term debt obligations and our payments under our remaining long-term gas contracts.

Collateral Positions

As of March 31, 2006, we had posted collateral for the following in the form of cash or cash collateralized letters of credit:

In millions
Trading positions	$60.4
Utility cash collateral requirements	68.2
Insurance and other	6.3
Total Funds on Deposit	$134.9

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

We have been required to post collateral related to our Elwood tolling contract until we either successfully restructure the contract or obtain investment-grade credit ratings from certain major rating agencies. In March 2006, we replaced the cash deposits and cash-collateralized letters of credit with unsecured letters of credit resulting in the return of approximately $38.7 million of cash deposits.

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

As further discussed in Note 4 to the Consolidated Financial Statements, we have reported the results of operations of the following assets in discontinued operations in the Consolidated Statements of Income: (i) our Kansas electric utility operations, our Minnesota and Missouri gas utility operations, and our former Michigan gas utility operations, (ii) our former peaking power plants in Illinois, and (iii) our communications business, Everest Connections. Therefore, the operating results of these assets are discussed separately from the reporting segments to which they relate under the caption “Discontinued Operations.”

As described in Note 4 to the Consolidated Financial Statements, only direct operating costs associated with the utility divisions currently held for sale have been reclassified to discontinued operations. The costs related to executive management and centralized services that were allocated to these divisions in 2005 remain in continuing operations. Effective January 1, 2006, we ceased allocating costs to our held-for-sale utilities. We plan to eliminate the majority of these costs when these support services are no longer required.

The use of EBITDA as a performance measure is not meant to be considered an alternative to net income or cash flows from operating activities, which are determined in accordance with GAAP. In addition, our use of EBITDA may not be comparable to similarly titled measures used by other entities.

	Three Months Ended
	March 31,
In millions	2006	2005
Earnings (Loss) Before Interest, Taxes, Depreciation and Amortization:
Utilities:
Electric Utilities	$23.6	$29.2
Gas Utilities	25.1	23.0
Total Utilities	48.7	52.2
Merchant Services	(7.4)	(7.3)
Corporate and Other	(5.6)	(1.7)
Total EBITDA	35.7	43.2
Depreciation and amortization	27.1	26.4
Interest expense	37.0	39.2
Income tax benefit	(10.8)	(9.2)
Loss from continuing operations	(17.6)	(13.2)
Earnings from discontinued operations, net of tax	16.5	13.9
Net income (loss)	$(1.1)	$.7

Key Factors Impacting Results of Continuing Operations

For the three months ended March 31, 2006, total EBITDA decreased $7.5 million compared to 2005. Key factors affecting 2006 results were as follows:

•

Total Utilities EBITDA decreased $3.5 million primarily due to a decrease in mark-to-market income related to our NYMEX natural gas contracts for gas-fired generation from 2005 and unfavorable weather for our electric and gas utilities, offset in part by increased margins from recent rate cases and customer growth.

•

Corporate and other loss before interest, taxes, depreciation and amortization increased $3.9 million in 2006 compared to 2005, primarily due to the accrual of $2.0 million of severance restructuring costs in connection with the planned elimination of costs after the sale of certain utility operations and increased letters of credit fees.

Electric Utilities

The table below summarizes the operations of our Missouri and Colorado Electric Utilities:

	Three Months Ended
	March 31,
Dollars in millions	2006	2005
Sales:
Electricity—regulated	$169.3	$139.7
Other—non-regulated	.2	.1
Total sales	169.5	139.8
Cost of sales:
Electricity—regulated	97.4	67.4
Other—non-regulated	.1	–
Total cost of sales	97.5	67.4
Gross profit	72.0	72.4
Operation and maintenance expense	42.9	40.9
Taxes other than income taxes	5.4	5.0
Other income (expense)	(.1)	2.7
EBITDA	$23.6	$29.2

Depreciation and amortization expense	$17.3	$15.2
Electric sales and transportation volumes (GWh)	2,661.0	2,584.4
Electric customers at end of period	394,418	388,100

Quarter-to-Quarter

Sales, Cost of Sales and Gross Profit

Sales and cost of sales for the Electric Utilities business increased $29.7 million and $30.1 million, respectively, for a gross profit decrease of $.4 million in 2006 compared to 2005. These changes were primarily due to the following factors:

•

Sales and gross profit increased by $3.8 million due to rate increases and rate redesign in Missouri effective March 2006 and in Colorado effective in March 2005, plus $3.6 million of additional margin from an increase in customers and customer usage and $1.0 million due to increased revenues for transmission of power for others and sale of green energy credits.

•	Unfavorable weather-related volume and other variances decreased gross profit by $1.3 million in the first quarter of 2006.

•

We recognized approximately $7.5 million of mark-to-market gains on certain NYMEX natural gas contracts as a result of increases in forward gas prices in 2005 while in 2006 the mark-to-market value of these contracts was recorded as a regulatory liability due to the recent Missouri rate case settlement. These contracts were primarily purchased to offset the risk of increased gas costs in our Missouri electric operations.

•	Sales and cost of sales increased $17.9 million and $18.3 million, respectively from increased sales for resale, resulting in a gross profit decrease of $.4 million.

Operation and Maintenance Expense

Operation and maintenance expense increased $2.0 million in 2006 compared to 2005. The primary cause of the increase was a change in the allocation of executive management and central services costs effective January 1, 2006, to no longer allocate these costs to our held-for-sale utilities. This change resulted in an increased allocation of these costs to our Electric Utilities of approximately $2.6 million and a corresponding decreased allocation to our Gas Utilities.

Other Income (Expense)

Other income (expense) decreased $2.8 million primarily due to decreased Allowances for Funds Used During Construction (AFUDC) associated with the construction of our South Harper Peaking Facility in 2005. AFUDC represents the cost of both debt and equity funds used to finance utility plant additions during the construction period. AFUDC is capitalized as a part of the cost of utility plant and is credited to other income.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $2.1 million primarily due to the additional depreciation of our South Harper peaking facility which was placed in service in the third quarter of 2005.

Current Developments

Iatan 2

Our power supply plan indicates the need for additional base-load capacity in Missouri after 2009. There is generally a five- to seven-year lead time required between the decision to proceed with a coal-fired generating project and the completion of development, permitting, construction and performance testing of such a project. KCPL has received approval of its long-term energy plan from the Missouri Commission that includes the construction of up to 800 – 900 MW of coal-fired generating capacity at the existing Iatan site in Weston, Missouri. The additional generating capacity is presently planned for commercial operation in 2010. On January 31, 2006, the Missouri Department of Natural Resources issued a Permit to Construct (air permit) to KCPL for construction of Iatan 2 and air pollution control additions for Iatan 1. We were chosen by KCPL to participate in the construction of the Iatan 2 plant, and we will have an 18% ownership share (commensurate with our existing 18% ownership of Iatan 1). We are currently negotiating participation documents which are expected to be executed during the first half of 2006. The expected capital requirements for this participation, including capitalized AFUDC, are estimated as follows: 2006 – $22.5 million, 2007 – $71.5 million, 2008 – $100.8 million and 2009-2010 – $93.9 million.

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

On July 6, 2005, Union Pacific railroad notified us and other utilities receiving coal shipments from the Southern Powder River Basin that a force majeure event requiring maintenance on rail lines resulted in a 15-20% reduction in contracted deliveries through November 2005. Other weather and track problems have continued to limit coal deliveries and are expected to continue into 2006. We have analyzed the potential effects of these reductions in deliveries on our owned coal-fired power plants and believe that our coal inventory levels are sufficient, assuming continued

deliveries at these levels, to carry us through the summer without significantly reducing utilization of these plants below current levels. We continue to hold discussions with KCPL and Westar regarding our jointly-owned plants, Iatan and Jeffrey, respectively, and have agreed to coal conservation measures at both plants. We expect Iatan and Jeffrey to have sufficient inventory by June 1, 2006, to allow operation without coal conservation during the summer if rail deliveries continue as expected.

As discussed in Note 4 to the Consolidated Financial Statements, certain allocated executive management and centralized services costs associated with our electric and gas utility divisions held for sale cannot be immediately eliminated when the pending asset sales close. We intend to eliminate these costs to the greatest extent possible. To the extent we are unsuccessful in eliminating these costs, our earnings could be adversely affected.

We have entered into a program for our Missouri electric utility operations to mitigate our exposure to natural gas price volatility in the market. This program extends multiple years and the mark-to-market value of the portfolio of $3.5 million related to contracts that will settle against actual purchases of natural gas and purchased power in 2006 through 2008. In connection with the recently settled Missouri electric rate case, we agreed that these contracts would be recognized into cost of sales when they settle. A net regulatory liability has been recorded under SFAS 71 in the amount of $3.5 million to reflect the change in the timing of recognition authorized by the Missouri Commission.

As a result of the fuel adjustment clause legislation signed into law in July 2005, the Missouri Commission will set forth rules regarding the implementation and definition of costs to be recovered in the fuel adjustment clause for our Missouri electric operations. In April 2006, the Missouri Commission staff published their recommendation regarding fuel adjustment clause rules and defined costs to be recovered. We expect the value of our NYMEX financial contracts to be a part of the defined costs to be recovered through the fuel adjustment clause. If so, the settlement of the contracts, as well as the cost of the physical fuel and purchased power from the marketplace, will flow through to the customer.

Gas Utilities

The table below summarizes the operations of our Colorado, Iowa, Kansas and Nebraska Gas Utilities:

	Three Months Ended
	March 31,
Dollars in millions	2006	2005
Sales:
Natural gas—regulated	$253.2	$227.4
Other—non-regulated	9.8	4.1
Total sales	263.0	231.5
Cost of sales:
Natural gas—regulated	199.5	173.2
Other—non-regulated	7.5	2.1
Total cost of sales	207.0	175.3
Gross profit	56.0	56.2
Operation and maintenance expense	27.7	30.6
Taxes other than income taxes	3.0	2.7
Other income (expense)	(.2)	.1
EBITDA	$25.1	$23.0

Depreciation and amortization expense	$8.8	$9.4

Gas sales and transportation volumes (Bcf)	33.4	35.3
Gas customers at end of period	514,651	504,640

Quarter-to-Quarter

Sales, Cost of Sales and Gross Profit

Sales and cost of sales for the Gas Utilities business increased $31.5 million and $31.7 million, respectively, for a gross profit decrease of $.2 million in 2006 compared to 2005. These changes were primarily due to the following factors:

•

Sales and cost of sales increased approximately $51.1 million due to a 34% increase in natural gas prices. However, because gas purchase costs for our gas utility operations are passed through to our customers, the change in gas prices did not have a corresponding impact on gross profit.

•

Sales and gross profit increased by $.9 million due to an interim rate increase in Iowa effective in May 2005 and a rate increase in Kansas effective in June 2005, plus $.6 million of additional margin from an increase in customers.

•	Unusually mild winter weather decreased gas volumes sold and reduced sales, cost of sales and gross profit by $29.8 million, $27.9 million and $1.9 million, respectively, in the first quarter of 2006.

Operation and Maintenance Expense

Operation and maintenance expense decreased $2.9 million in 2006 compared to 2005. The primary cause of the decrease was a change in the allocation of executive management and central services costs effective January 1, 2006, to no longer allocate these costs to our held-for-sale utilities. This change resulted in an increased allocation of these costs to our Electric Utilities of approximately $2.6 million and a corresponding decreased allocation to our Gas Utilities.

Regulatory Matters

The following is a summary of our recent rate case activity:

In millions	Type of Service	Date Requested	Date Effective	Amount Requested	Amount Approved
Kansas (1)	Electric	6/2004	4/2005	$16.4	$8.0
Kansas (2)	Gas	11/2004	6/2005	6.2	2.7
Iowa (3)	Gas	5/2005	3/2006	4.1	2.9
Missouri (4)	Electric	5/2005	3/2006	78.6	44.8
Missouri (4)	Steam	5/2005	3/2006	5.0	4.5

(1)	In connection with the settlement, our Energy Cost Adjustment (ECA) provision was modified to allow the pass through of SO2 emission allowance costs to customers.

(2)	The Kansas gas settlement also included $244,000 per year for three years for a pipe replacement program.

(3)

Under Iowa regulations, we instituted interim rates, subject to refund, totaling approximately $1.7 million in May 2005. On March 1, 2006, the Iowa Utilities Board (IUB) issued an order approving a $2.9 million rate increase, including recovery of rate case costs. The order denied a settlement provision that would have established a recovery mechanism for investments in distribution system integrity. However, at our request, the IUB agreed to rehear the distribution system integrity issue. Initial testimony is due May 1, 2006 with a hearing scheduled for June 9, 2006. Final rates became effective March 17, 2006.

(4)

The Missouri electric settlement terminated the interim energy charge established in our 2003 rate case filing and required a $1.0 million refund to our St. Joseph Light & Power customers as part of the termination. The settlement also established the value of our South Harper peaking capacity at approximately $140 million, resulting in an additional $4.4 million impairment of the plant’s turbines. The settlement was approved by the Missouri Commission on February 23, 2006, and the new rates became effective March 1, 2006. In addition, in February 2006, we settled the Missouri steam rate case for a $4.5 million rate increase. This settlement includes a provision for sharing 80% of fuel cost variability from the established base fuel rates. It was approved by the Missouri Commission in February 2006 and the new rates became effective March 6, 2006.

Merchant Services

The table below summarizes the operations of our Merchant Services businesses:

	Three Months Ended
	March 31,
In millions	2006	2005
Sales	$(1.5)	$(18.4)
Cost of sales	9.7	12.5
Gross loss	(11.2)	(30.9)
Operating expenses:
Operation and maintenance expense (income), net	(3.1)	4.4
Taxes other than income taxes	.4	(7.1)
Restructuring charges	–	6.6
Net (gain) loss on sale of assets and other charges	.7	(25.6)
Total operating expenses (income), net	(2.0)	(21.7)
Other income	1.8	1.9
Earnings (loss) before interest, taxes, depreciation and amortization	$(7.4)	$(7.3)

Depreciation and amortization expense	$1.1	$1.8

We show our gains and losses from energy trading contracts on a net basis. To the extent losses exceeded gains, sales are shown as a negative number.

Quarter-to-Quarter

Sales, Cost of Sales and Gross Loss

Gross loss for our Merchant Services operations for the three months ended March 31, 2006 was $11.2 million, primarily due to the following factors:

•

We make fixed capacity payments evenly throughout the year that entitle us to generate power at the Elwood plant. In the first quarter of 2006, we recorded net margin losses associated with these agreements of $9.6 million. The cost to purchase natural gas to fuel this power plant generally exceeded the value of the power that could be generated. Accordingly, we did not generate material revenues.

•

We also incurred margin losses of $2.1 million resulting from the difference between revenue recognized on our two remaining long-term gas contracts compared to the net cost of gas delivered under these contracts.

Gross loss for our Merchant Services operations for the three months ended March 31, 2005 was $30.9 million, primarily due to the following factors:

•

We made fixed capacity payments evenly throughout the year that entitled us to generate power at merchant power plants owned by others. In the first quarter of 2005, we recorded net margin losses associated with these agreements of $7.9 million. The cost to purchase natural gas to fuel these power plants generally exceeded the value of the power that could be generated. Accordingly, we did not generate material revenues other than through certain capacity sales contracts.

•

Included in our gross loss for the first quarter of 2005 were mark-to-market losses of approximately $11.2 million, related to our remaining stream flow transaction which was terminated as of September 30, 2005.

•	In the first quarter of 2005, we recorded a margin loss of $4.5 million on the write-off of certain balances retained in our previous sale of gas pipeline investments.

•

We also incurred margin losses of $1.7 million resulting from the difference between revenue recognized on our two remaining long-term gas contracts compared to the net cost of gas delivered under these contracts.

•	The remaining $5.6 million of gross loss primarily relates to losses on various open positions during 2005.

Operation and Maintenance Expense

Operation and maintenance expense decreased $7.5 million primarily due to the first quarter of 2006 reversal of $4.4 million of allowances for bad debts provided in prior years as our receivable balance declined with the roll-off of the legacy trading portfolio. Lower litigation and other costs associated with the wind-down of our Merchant operations contributed to the remaining $3.1 million of decrease in 2006.

Taxes Other Than Income Taxes

Taxes other than income taxes increased $7.5 million from 2005 primarily due to a $7.1 million refund of value added taxes we received in 2005 that did not recur in 2006.

Restructuring Charges

Restructuring charges decreased $6.6 million in the first quarter of 2006, primarily due to the 2005 termination of the majority of the remaining leases associated with our former Merchant Services headquarters that did not recur in 2006.

Net (Gain) Loss on Sale of Assets and Other Charges

In the first quarter of 2005, we recorded pretax gains of $16.3 million on the termination of the Batesville tolling agreement and related forward sale contract and $9.3 million on the sale of our stock investment in ICE.

Earnings Trend and Impact of Changing Business Environment

The merchant energy sector has been negatively impacted by the increase in generation capacity that became operational in 2002 and 2003. This increase in supply has placed downward pressure on power prices and subsequently the value of unsold merchant generation capacity. Although weather and market conditions enabled us to generate $2.3 million of gross profit in 2005, it is generally expected that the fuel and start-up costs of operating our Crossroads peaking power plant will exceed the revenues that would be generated from the power sold. We therefore believe that during the foreseeable future we will have limited assurance of our ability to generate power at the Crossroads facility for a gross profit. We will continue to have operating and maintenance costs associated with our Crossroads peaking power plant, whether the facility is being utilized to generate power or is idle. We continue to look for viable solutions to the utilization of our unsold merchant generation capacity. Additionally, we will be required to make capacity payments related to our Elwood tolling agreements and expect to incur pretax losses and negative operating cash flows of approximately $37.3 million in 2006 related to this arrangement. We are attempting to restructure our Elwood obligation, and will incur a significant charge to the extent that we are able to exit or restructure that obligation. As a result of the above factors and our change in strategy, we do not expect

Merchant Services to be profitable in the next two to three years.

We evaluated the carrying value of our Crossroads merchant peaking power plant as of December 31, 2005. We performed this evaluation due to reduced spark spreads and an oversupply of generation that we expect will continue for the foreseeable future. This situation has prevented the plant from producing significant margins and, in turn, has created losses for us. It is forecasted that these losses will continue for the next few years. We separately tested the cash flows for the plant based on estimated margin contributions and forecasted operating expenses over its remaining plant life. The peaking plant was placed into service in 2002 and we depreciate the facility over 35 years. In evaluating future estimated margin contributions, we used external price curves based on four different future price environments. In each environment, we calculated an average margin contribution based on a multi-simulation scenario analysis and then equally weighted each price environment. Based on this analysis and the level of probability we would sell the asset, the undiscounted probability weighted cash flows for the plant exceeded its current book value. Therefore, under SFAS 144 no impairment was required as of December 31, 2005. We have evaluated this asset as held and used. If at some future date we determine this asset is held for sale, based on current market values, we would likely record a material impairment charge. As of March 31, 2006, the carrying value of this plant was $121.7 million.

Corporate and Other

The table below summarizes the operating results of Corporate and Other:

	Three Months Ended
	March 31,
In millions	2006	2005
Operating expenses:
Operation and maintenance expense	$3.7	$3.0
Taxes other than income taxes	.1	.1
Restructuring charges	2.0	–
Total operating expenses	5.8	3.1
Other income	.2	1.4
Earnings (loss) before interest, taxes, depreciation and amortization	$(5.6)	$(1.7)

Depreciation and amortization expense	$(.1)	$–

Quarter-to-Quarter

Restructuring Charges

In connection with the sale of our Kansas electric and Michigan, Minnesota and Missouri gas operations, management has adopted and communicated to employees a plan to reduce executive management and central services costs, which includes the elimination of approximately 220 positions through attrition and involuntary terminations. Approximately $2.0 million of the estimated total of $5.3 million of one-time termination benefits were accrued in the first quarter of 2006.

Other Income

Other income decreased $1.2 million in 2006 compared to 2005 primarily due to additional letter of credit fees under our $180 million Revolving Credit and Letter of Credit Facility.

Interest Expense and Income Tax Benefit

The table below summarizes our consolidated interest expense and income tax benefit:

	Three Months Ended
	March 31,
In millions	2006	2005

Interest expense	$37.0	$39.2
Income tax benefit	$(10.8)	$(9.2)

Quarter-to-Quarter

Interest Expense

Interest expense decreased $2.2 million in 2006 compared to 2005 primarily due to the early conversion of the PIES in July 2005 which decreased interest expense by $6.6 million. This reduction was offset in part by $1.5 million of increased interest expense associated with short-term borrowings and facility fees, $1.1 million of increased interest on floating rate debt and $2.1 million decreased allocations of interest to discontinued operations.

Income Tax Benefit

Income tax benefit increased $1.6 million in 2006 compared to 2005 primarily as a result of an increase in losses from continuing operations before income taxes in 2006 compared to 2005. The effective tax rate in 2006 was 38.0% compared to 41.1% in 2005 as a result of the 2005 reversal of $3.7 million of income tax valuation allowances previously provided on capital losses due to the recognition of a capital gain on the sale of our ICE shares in March 2005, offset in part by non-deductible interest on the PIES in 2005.

Discontinued Operations

As further discussed in Note 4 to the Consolidated Financial Statements, we have reported the results of operations of our Kansas electric utility, our Minnesota and Missouri gas utilities, our former Michigan gas utility, our former Raccoon Creek and Goose Creek merchant peaking plants and Everest Connections, in discontinued operations in the Consolidated Statements of Income for all periods presented. The unaudited operating results of these operations are summarized in the table below.

	Three Months Ended
	March 31,
Dollars in millions	2006	2005
Sales	$310.0	$298.2
Cost of sales	233.5	217.5
Gross profit	76.5	80.7
Operation expenses:
Operation and maintenance expense	28.7	26.7
Taxes other than income taxes	4.1	(.4)
Restructuring charges	.7	–
Net (gain) loss on sale of assets and other charges	(1.5)	–
Total operating expenses	32.0	26.3
Other income (expense)	(.3)	.1
EBITDA	44.2	54.5
Depreciation and amortization expense	.6	12.5
Interest expense	16.9	19.0
Earnings before income taxes	26.7	23.0
Income tax expense	10.2	9.1
Earnings from discontinued operations, net of tax	$16.5	$13.9

Electric sales and transportation volumes (GWh)	501.0	534.7
Electric customers at end of period	69,001	68,951
Gas sales and transportation volumes (Bcf)	37.3	45.8
Gas customers at end of period	416,587	412,972

Quarter-to-Quarter

Sales, Cost of Sales and Gross Profit

Electric Utilities

Sales, cost of sales and gross profit for our Kansas electric utility increased $3.7 million, $.4 million and $3.3 million, respectively, in 2006 compared to 2005. Sales and gross profit increased by $1.6 million due to a rate increase in Kansas effective in April 2005. Lower demand charges and transmission costs combined with the positive impact of emission allowance cost recovery in the ECA resulted in a net $1.4 million increase in gross profit.

Gas Utilities

Sales and cost of sales for our Michigan, Minnesota, and Missouri gas utilities increased $7.2 million and $14.4 million, respectively, resulting in a gross profit decrease of $7.2 million. Sales and cost of sales increased approximately $47.5 million due to a 30% increase in gas costs which are passed through to our customers with no impact on gross profit. Unseasonably mild winter weather decreased gas volumes sold and reduced sales, cost of sales and gross profit, primarily in Michigan and Minnesota, by $41.4 million, $34.6 million and $6.8 million, respectively, in the first quarter of 2006.

Taxes Other Than Income Taxes

Taxes other than income taxes increased $4.5 million in 2006 compared to 2005, primarily due to a Minnesota property tax settlement in 2005 regarding protested property valuations in prior tax years.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $11.9 million in 2006 compared to 2005 as a result of the elimination of depreciation from our Kansas electric, Michigan, Minnesota and Missouri gas utility businesses, Goose Creek and Raccoon Creek peaking plants and Everest Connections in the first quarter of 2006, due to their classification as held for sale in accordance with SFAS 144. SFAS 144 requires that depreciation expense no longer be recorded for those assets classified for accounting purposes as held for sale.

Significant Balance Sheet Movements

Total assets decreased by $431.6 million since December 31, 2005. This decrease is primarily due to the following:

•	Cash increased $249.4 million. See our Consolidated Statement of Cash Flows for analysis of this increase.

•

Funds on deposit decreased $130.0 million, primarily due to the return of margin deposits associated with the seasonal decrease in gas purchases by our regulated utilities and the replacement of cash-collateralized letters of credit with unsecured letters of credit.

•

Accounts receivable decreased $148.2 million, primarily reflecting seasonal declines in regulated gas customer deliveries, the effects of lower natural gas prices, and lower volumes of gas and electricity delivered due to our exit from wholesale energy trading.

•	Price risk management assets decreased $128.9 million, primarily due to a decrease in natural gas prices since December 31, 2005 and the end of the winter heating season.

•

Current assets of discontinued operations decreased $75.7 million, primarily due to reduced gas storage inventory, the effects of seasonal declines in regulated gas customer usage and lower natural gas prices.

•

Non-current assets of discontinued operations decreased $164.7 million primarily due to the sale of our Goose Creek Energy Facility and our Raccoon Creek Energy Facility for gross proceeds of approximately $175 million.

Total liabilities decreased by $431.0 million and common shareholders’ equity decreased by $.6 million since December 31, 2005. These changes are primarily attributable to the following:

•

Accounts payable decreased by $199.8 million, primarily reflecting the seasonal decrease in gas purchases by our regulated utilities, the effects of lower natural gas prices, and lower volumes of gas and electricity delivered due to our exit from wholesale energy trading.

•

Other accrued liabilities decreased $48.4 million, primarily due to the deferral of mark-to-market gains on derivative contracts for natural gas to be passed through to our gas utility customers at December 31, 2005 which were settled by March 31, 2006.

•	Price risk management liabilities decreased $95.2 million, primarily due to a decrease in natural gas prices since December 31, 2005 and the end of the heating season.

•

Customer funds on deposit decreased $43.7 million, primarily due to the return of postings required from our merchant and utilities counterparties at December 31, 2005 due to the impact of lower natural gas prices on our positions with these counterparties and the end of the winter heating season.

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

•

We plan to eliminate the majority of the allocated costs related to utility divisions that have been sold or are in the process of being sold, when the support services are no longer required. Some important factors that could cause actual results to differ materially from those anticipated include:

•	We may not be able to eliminate a majority, or even a material amount, of the overhead costs allocated to utility divisions that we have sold and our held-for-sale utility divisions.

•

Even if we are otherwise able to eliminate a majority of these allocated costs, we may subsequently conclude that some portion of these costs should not be eliminated in order to continue to provide safe and reliable utility service to our remaining utility divisions.

•

We anticipate that our current revolving credit capacity and available cash will be sufficient to fund our working capital requirements. Some important factors that could cause actual results to differ materially from those anticipated include:

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

•

We expect the sale of our Michigan, Minnesota and Missouri gas operations to reduce our peak working capital requirements by approximately 50%. Some important factors that could cause actual results to differ materially from those anticipated include:

•	Unanticipated increases in fuel-related costs, such as the price of natural gas, power, and coal, could increase our working capital requirements.

•	Our peak working capital requirements could increase if we are unable to timely pass through costs to our utility customers.

•	We believe that we have strong defenses to litigation pending against us. Some important factors that could cause actual results to differ materially from those anticipated include:

•	Judges and juries can be difficult to predict and may, in fact, rule against us.

•	Our positions may be weakened by adverse developments in the law or the discovery of facts that hurt our cases.

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

The changes in fair value of our Utilities and Merchant Services derivative contracts for 2006 are summarized below:

In millions	Utilities	Merchant Services	Total

Fair value at December 31, 2005	$42.3	$31.6	$73.9
Change in fair value during the period	(27.4)	.6	(26.8)
Contracts realized or cash settled	(7.7)	.8	(6.9)
Fair value at March 31, 2006	$7.2	$33.0	$40.2

The fair value of contracts maturing in the remainder of 2006, each of the next three years and thereafter are shown below:

In millions	Utilities	Merchant Services	Total

2006	$2.2	$1.0	$3.2
2007	4.6	18.0	22.6
2008	.4	6.5	6.9
2009	–	1.1	1.1
Thereafter	–	6.4	6.4
Total fair value	$7.2	$33.0	$40.2

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

Item 4. Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are responsible for establishing and maintaining the company’s disclosure controls and procedures. These controls and procedures were designed to ensure that material information relating to the company and its subsidiaries are communicated to the CEO and the CFO. We evaluated these disclosure controls and procedures as of the end of the period covered by this report under the supervision of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the SEC. There has been no change in our internal controls over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as discussed in the following paragraph.

Effective January 1, 2006, the company implemented an upgraded version of its enterprise resource planning suite of software applications, including its financial accounting and management systems. This implementation impacted controls important to our financial reporting process and was effected to better align our account code structure for regulated reporting purposes and to reduce the number and complexity of custom modifications which existed in our previous version.

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

Aquila, Inc.

By:	/s/ RICK J. DOBSON Rick J. Dobson Senior Vice President and Chief Financial Officer
Signing on behalf of the registrant and as principal financial and accounting officer

Date:	May 2, 2006