Form 10-Q
period 2006-06-30
AQUILA  INC
filed 2006-08-03
CIK 66960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2006
Common Stock, $1 par value	374,078,857

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Information regarding the consolidated financial statements is on pages 3 through 25.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is on pages 25 through 48.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk as described on pages 71 through 74 of our 2005 Annual Report on Form 10-K. See discussion on pages 48 and 49 of this document for changes in market risk since December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Information regarding disclosure controls and procedures is on page 49.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is on page 50.

ITEM 1A. RISK FACTORS

See pages 22 through 26 of our 2005 Annual Report on Form 10-K for a discussion of risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information regarding submission of matters to a vote of security holders is on page 50.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibits are on page 50.

Part I. Financial Information

Item 1. Financial Statements

Aquila, Inc.

Consolidated Statements of Income—Unaudited

	Three Months Ended
	June 30,
In millions, except per share amounts	2006	2005
Sales:
Electricity—regulated	$188.9	$162.3
Natural gas—regulated	88.7	84.6
Other—non-regulated	5.4	15.8
Total sales	283.0	262.7
Cost of sales:
Electricity—regulated	95.3	89.3
Natural gas—regulated	56.8	56.1
Other—non-regulated	13.1	11.6
Total cost of sales	165.2	157.0
Gross profit	117.8	105.7
Operating expenses:
Operation and maintenance expense	81.8	72.4
Taxes other than income taxes	5.2	8.1
Restructuring charges	2.9	–
Net loss on sale of assets and other charges	240.7	–
Depreciation and amortization expense	24.4	26.0
Total operating expenses	355.0	106.5
Operating loss	(237.2)	(.8)
Other income (expense), net	6.2	5.0
Interest expense	44.7	40.7
Loss from continuing operations before income taxes	(275.7)	(36.5)
Income tax benefit	(22.9)	(12.9)
Loss from continuing operations	(252.8)	(23.6)
Earnings (loss) from discontinued operations, net of tax	97.8	(3.6)
Net loss	$(155.0)	$(27.2)
Basic and diluted earnings (loss) per common share:
Continuing operations	$(.67)	$(.05)
Discontinued operations	.26	(.01)
Net loss	$(.41)	$(.06)
Dividends per common share	$–	$–

See accompanying notes to consolidated financial statements.

Aquila, Inc.

Consolidated Statements of Income—Unaudited

	Six Months Ended
	June 30,
In millions, except per share amounts	2006	2005
Sales:
Electricity—regulated	$358.2	$302.0
Natural gas—regulated	341.9	312.0
Other—non-regulated	13.9	1.6
Total sales	714.0	615.6
Cost of sales:
Electricity—regulated	192.7	156.7
Natural gas—regulated	256.3	229.3
Other—non-regulated	30.4	26.2
Total cost of sales	479.4	412.2
Gross profit	234.6	203.4
Operating expenses:
Operation and maintenance expense	153.0	151.3
Taxes other than income taxes	14.1	8.8
Restructuring charges	4.9	6.6
Net (gain) loss on sale of assets and other charges	241.4	(25.6)
Depreciation and amortization expense	51.5	52.4
Total operating expenses	464.9	193.5
Operating income (loss)	(230.3)	9.9
Other income (expense), net	7.9	11.1
Interest expense	81.7	79.9
Loss from continuing operations before income taxes	(304.1)	(58.9)
Income tax benefit	(33.7)	(22.1)
Loss from continuing operations	(270.4)	(36.8)
Earnings from discontinued operations, net of tax	114.3	10.3
Net loss	$(156.1)	$(26.5)
Basic and diluted earnings (loss) per common share:
Continuing operations	$(.72)	$(.07)
Discontinued operations	.30	.03
Net loss	$(.42)	$(.04)
Dividends per common share	$–	$–

Aquila, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
In millions	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$201.1	$14.2
Short-term investments	39.2	–
Restricted cash	9.2	10.9
Funds on deposit	87.7	264.9
Accounts receivable, net	202.4	399.7
Inventories and supplies	93.4	107.3
Price risk management assets	111.7	200.0
Other current assets	30.0	78.1
Current assets of discontinued operations	56.2	269.0
Total current assets	830.9	1,344.1

Utility plant, net	1,758.1	1,741.9
Non-utility plant, net	131.6	135.4
Price risk management assets	96.5	177.7
Goodwill, net	111.0	111.0
Prepaid pension	61.3	68.3
Deferred charges and other assets	158.8	154.4
Non-current assets of discontinued operations	448.9	897.9
Total Assets	$3,597.1	$4,630.7

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$18.4	$88.3
Short-term debt	–	12.0
Accounts payable	94.2	356.2
Accrued interest	58.5	64.6
Other accrued liabilities	163.1	203.5
Price risk management liabilities	98.6	164.9
Customer funds on deposit	20.9	74.0
Current liabilities of discontinued operations	9.0	31.1
Total current liabilities	462.7	994.6
Long-term liabilities:
Long-term debt, net	1,599.3	1,891.2
Deferred income taxes and credits	116.4	71.5
Price risk management liabilities	73.9	138.9
Deferred credits	151.8	161.6
Non-current liabilities of discontinued operations	37.8	63.0
Total long-term liabilities	1,979.2	2,326.2

Common shareholders’ equity	1,155.2	1,309.9
Total Liabilities and Shareholders’ Equity	$3,597.1	$4,630.7

See accompanying notes to consolidated financial statements.

Aquila, Inc.

Consolidated Statements of Comprehensive Income—Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2006	2005	2006	2005
Net loss	$(155.0)	$(27.2)	$(156.1)	$(26.5)
Other comprehensive income (loss), net of related tax:
Foreign currency adjustments:
Foreign currency translation adjustments, net of deferred tax expense (benefit) of $(.2) million and $(.2) million for the three months ended June 30, 2006 and 2005, respectively and $(.4) million and $(.5) million for the six months ended June 30, 2006 and 2005, respectively	(.3)	(.3)	(.6)	(.8)
Reclassification of foreign currency (gains) losses to income, net of deferred tax (expense) benefit of $.2 million and $.4 million for the three and six months ended June 30, 2006, respectively	.4	–	.6	–
Total foreign currency adjustments	.1	(.3)	–	(.8)
Other comprehensive income (loss)	.1	(.3)	–	(.8)
Total Comprehensive Loss	$(154.9)	$(27.5)	$(156.1)	$(27.3)

See accompanying notes to consolidated financial statements.

Aquila, Inc.

Consolidated Statements of Common Shareholders' Equity

In millions	June 30, 2006	December 31, 2005
	(Unaudited)
Common stock: authorized 400 million shares at June 30, 2006 and December 31, 2005, par value $1 per share; 374,069,142 shares issued at June 30, 2006 and 373,603,277 shares issued at December 31, 2005; authorized 20 million shares of Class A common stock, par value $1 per share, none issued	$374.0	$373.6
Premium on capital stock	3,508.3	3,507.0
Retained deficit	(2,726.7)	(2,570.6)
Treasury stock, at cost 81,354 shares at June 30, 2006 (7 shares at December 31, 2005)	(.3)	–
Accumulated other comprehensive loss	(.1)	(.1)
Total Common Shareholders’ Equity	$1,155.2	$1,309.9

See accompanying notes to consolidated financial statements.

Aquila, Inc.

Consolidated Statements of Cash Flows—Unaudited

	Six Months Ended
	June 30,
In millions	2006	2005

Cash Flows From Operating Activities:
Net loss	$(156.1)	$(26.5)
Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation and amortization expense	52.4	78.2
Restructuring charges	6.9	6.6
Cash received (paid) for restructuring and other charges	(221.2)	2.3
Net (gain) loss on sale of assets and other charges	92.6	(25.6)
Foreign currency losses	.6	–
Net changes in price risk management assets and liabilities	48.0	(3.4)
Deferred income taxes and investment tax credits	45.4	(14.3)
Dividends and fees from investments	–	.5
Changes in certain assets and liabilities, net of effects of divestitures:
Restricted cash	1.7	12.7
Funds on deposit	177.2	120.8
Accounts receivable/payable, net	41.5	(38.9)
Inventories and supplies	48.3	20.6
Prepaid pension and other current assets	40.2	26.1
Deferred charges and other assets	(10.1)	(.6)
Accrued interest and other accrued liabilities	(73.2)	(43.6)
Customer funds on deposit	(53.2)	22.6
Deferred credits	(4.6)	6.1
Other	(1.1)	(.7)
Cash provided from operating activities	35.3	142.9
Cash Flows From Investing Activities:
Utilities capital expenditures	(73.4)	(122.3)
Cash proceeds received on sale of assets	675.0	13.8
Purchases of short-term investments	(39.2)	(53.4)
Other	(11.9)	(6.5)
Cash provided from (used for) investing activities	550.5	(168.4)
Cash Flows From Financing Activities:
Premium on the retirement of long-term debt	(22.7)	–
Retirement of long-term debt	(362.5)	(21.8)
Short-term borrowings (repayments), net	(12.0)	–
Cash paid on long-term gas contracts	(7.9)	(7.2)
Other	1.4	.4
Cash used for financing activities	(403.7)	(28.6)
Increase (decrease) in cash and cash equivalents	182.1	(54.1)
Cash and cash equivalents at beginning of period (includes $4.8 million and $6.6 million of cash included in current assets of discontinued operations in 2006 and 2005, respectively)	19.0	225.1
Cash and cash equivalents at end of period (includes $7.1 million of cash included in current assets of discontinued operations in 2005)	$201.1	$171.0

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

Our consolidated financial statements include all of our operating divisions and majority-owned subsidiaries for which we maintain controlling interests, including Aquila Merchant Services, Inc. (Aquila Merchant). Aquila Merchant is our wholly-owned subsidiary that conducts our remaining Merchant Services business, which is in the process of being wound down.

Stock Based Compensation

Share-Based Payments

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R (SFAS 123R), “Share-Based Payments,” that requires all companies to expense the value of employee stock options. SFAS 123R became effective for us as of January 1, 2006, and was applied to all outstanding unvested share-based awards on that date, consisting of 74,700 unvested stock options. We have elected to use the modified prospective method to adopt SFAS 123R. The impact of the adoption of SFAS 123R was immaterial. As of June 30, 2006, we had 5.8 million of fully vested stock options outstanding.

We issue stock options to employees from time to time and had accounted for these options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) through December 31, 2005. All stock options issued are granted at the common stock’s market price on the date of the grant. Therefore prior to 2006 we recorded no compensation expense related to stock options.

Because we accounted for options under APB 25 in 2005, we disclosed a pro forma net loss and basic and diluted earnings (loss) per share as if we reflected the estimated fair value of options as compensation expense in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Our pro forma net loss and basic and diluted loss per share were as follows:

	Three Months Ended	Six Months Ended
In millions, except per share amounts	June 30, 2005	June 30, 2005
Net loss:
As reported	$(27.2)	$(26.5)
Premium Income Equity Securities (PIES) adjustment (Note 5)	5.7	12.4
Loss available for common shares	(21.5)	(14.1)
Total stock-based employee compensation expense determined under fair value method, net of related tax benefits	(.5)	(1.8)
Pro forma loss available for common shares	$(22.0)	$(15.9)
Basic and diluted loss per share:
As reported	$(.06)	$(.04)
Pro forma	(.06)	(.05)

New Accounting Standards

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective for fiscal years beginning after December 15, 2006. This interpretation sets a “more likely than not” threshold that must be met before a tax benefit can be recognized in our financial statements. Our current practice is to recognize tax benefits when their ultimate realization is deemed to be “probable”. We will adopt FIN 48 in the first quarter of 2007. We are currently evaluating the impact this interpretation will have on our financial statements, but based upon our preliminary analysis we expect our reserve for contingent tax liabilities to be reduced upon adoption of this interpretation.

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

2. Restructuring Charges

We recorded the following restructuring charges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2006	2005	2006	2005
Merchant Services:
Lease agreements	$–	$–	$–	$6.6
Total Merchant Services	–	–	–	6.6
Corporate and Other severance costs	2.9	–	4.9	–
Total restructuring charges	$2.9	$–	$4.9	$6.6

Severance Costs and Retention Payments

In connection with the sale of our Kansas electric and Michigan, Minnesota and Missouri gas utility operations, during the first quarter of 2006 our management adopted and communicated to employees a plan to reduce executive management and central services costs, which includes the elimination of approximately 220 positions through attrition and employee terminations. Employees who are involuntarily terminated will receive severance and other one-time termination benefits. This process is expected to be substantially completed in the third quarter of 2006 subject to the completion of the sale of our Kansas electric operations. The estimated total cost of one-time termination benefits is approximately $5.4 million, which will be recognized over the remaining service period of terminated employees and will be paid out over time. Approximately $2.9 million and $4.9 million of such costs were accrued for the three and six months ended June 30, 2006, respectively.

In addition, upon closing of the sale of Everest Connections, its employees received retention payments of approximately $2.0 million, which were recognized over the period through the closing of the sale. Approximately $1.3 million and $2.0 million were recognized for the three and six months ended June 30, 2006, respectively. These charges were included in discontinued operations.

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

Restructuring Reserve Activity

The following table summarizes activity in accrued restructuring charges for our continuing and discontinued operations for the six months ended June 30, 2006:

In millions
Severance and Retention Costs:
Accrued severance costs as of December 31, 2005	$.1
Additional expense during the period	6.9
Cash payments during the period	(3.2)
Accrued severance and retention costs as of June 30, 2006	$3.8

3. Net (Gain) Loss on Sale of Assets and Other Charges

We have sold the assets and terminated the contracts in the table below and recorded the following pretax net losses (gains) on sale of assets and other charges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2006	2005	2006	2005
Merchant Services:
Elwood tolling contract	$218.0	$–	$218.0	$–
Batesville tolling contract	–	–	–	(16.3)
ICE sale	–	–	–	(9.3)
Other	–	–	.7	–
Total Merchant Services	218.0	–	218.7	(25.6)
Corporate and Other:
Early retirement of debt	22.7	–	22.7	–
Total Corporate and Other	22.7	–	22.7	–
Total net (gain) loss on sale of assets and other charges	$240.7	$–	$241.4	$(25.6)

After-tax losses (gains) discussed below are reported after giving consideration to the effect of capital loss carryback and carryforward limitations. As a result, the net tax effect may differ substantially from our expected statutory tax rates.

Elwood Tolling Contract

In June 2006, we paid $218 million to a third party to assume our rights and obligations under the Elwood tolling contract. This transaction resulted in a pretax and after-tax loss of $218 million, and terminated approximately $405 million of our fixed capacity payments through August 2017. For income tax purposes, we expect to treat the $218 million payment as an ordinary loss on our 2006 income tax return. However, because we have not concluded that it is probable that the IRS will agree with this treatment, we have increased our reserve for contingent tax liabilities by $82.8 million, thereby fully offsetting the tax benefit of the loss. We are currently evaluating the impact of FIN 48 on our financial statements, but based on our preliminary analysis we expect to recognize this tax benefit through a reduction of our reserve for contingent tax liabilities when we adopt FIN 48 in the first quarter of 2007.

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

Early Retirement of Debt

As discussed in more detail in Note 7, we completed a cash tender offer that resulted in the early retirement of approximately $350 million of outstanding senior notes in June 2006. We recorded a pretax early retirement loss of $22.7 million, or $14.0 million after tax, in connection with this transaction.

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

The sale of our Michigan, Minnesota and Missouri gas utility assets resulted in, and the sale of our Kansas electric utility division is expected to result in, pretax and after tax gains. The Michigan, Minnesota and Missouri sales also resulted in, and the Kansas electric sale is expected to result in, gains for tax purposes.  The classification of the tax gains between ordinary income and capital gain will depend upon the final allocation of the purchase price based upon the terms of the respective asset purchase agreements. Ordinary income will be offset by current year net operating losses and/or net operating loss carryforwards.  Capital gains will be offset by capital loss carryforwards.  To the extent capital loss carryforwards are utilized, the valuation allowance against the tax benefit of the capital loss carryforwards will be reversed.  The tax gains and the character thereof will be further adjusted when income tax returns are filed including the sales in the fall of 2007.

On April 1, 2006, we closed the sale of our Michigan gas operations and received gross cash proceeds of $314.9 million, including the base purchase price of $269.5 million plus preliminary working capital and other adjustments of $45.4 million. The working capital and other adjustments will be “trued up” in the third quarter of 2006 through a final payment from the buyer which we estimate to be approximately $26.0 million. In connection with this sale we have recorded a pretax gain of approximately $93.2 million after transaction fees and expenses, subject to the final determination of pension assets transferred to the buyer as discussed below. The estimated after-tax gain was approximately $55.1 million, subject to the determination of the capital gain amount discussed above.

On June 1, 2006, we closed the sale of our Missouri gas operations and received gross cash proceeds of $102.1 million, including the base purchase price of $85.0 million plus preliminary working capital and other adjustments of $17.1 million. The working capital and other adjustments will be “trued up” in the third or fourth quarter of 2006 through a final payment to or from the buyer. In connection with this sale we preliminarily recorded a pretax gain of approximately $30.2 million after transaction fees and expenses, subject to the final determination of pension assets transferred to the buyer as discussed below. The estimated after-tax gain was approximately $18.6 million, subject to the determination of the capital gain amount discussed above.

On July 1, 2006, we closed the sale of our Minnesota gas operations and received gross cash proceeds of $333.3 million, including the base purchase price of $288.0 million plus preliminary working capital and other adjustments of $45.3 million. The working capital and other adjustments will be “trued up” in the fourth quarter of 2006 through a final payment to or from the buyer. In connection with this sale we preliminarily expect to record a pretax gain of approximately $122.1 million after transaction fees and expenses, subject to the final determination of pension assets transferred to the buyer as discussed below. The estimated after-tax gain will be approximately $72.0 million, subject to the determination of the capital gain amount discussed above.

The sale of our Kansas electric utility assets depends on several conditions being satisfied by September 21, 2006 (subject to extension in limited circumstances), including: (i) the non-occurrence of a material adverse event, as described in the asset purchase agreement; (ii) the approval of the Kansas Corporation Commission and the Federal Energy Regulatory Commission (FERC); and (iii) the other closing conditions set forth in the asset purchase agreement. The Kansas electric employees are expected to be transferred to the buyer upon completion of the sale, upon the terms and conditions contained in the asset purchase agreement.

The discontinued utility operations participate in our qualified pension plan, non-qualified Supplemental Executive Retirement Plan and other post-retirement benefit plan. Under the asset purchase agreements, the buyers assumed or will assume upon closing the accrued pension obligations owed to the current and former employees of the operations they acquired or are acquiring. After closing, benefit plan assets were or will be transferred to comparable plans established by the buyers in accordance with the terms of the asset purchase agreements and the applicable requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA). We expect these benefit plan asset transfers to result in plan curtailments. The effect of the plan curtailments will depend on the final determination of the asset transfers, which may not be completed until 2007.

The operating results of the utility divisions sold or held for sale include the direct operating costs associated with those businesses but do not include allocated operating costs of central services and corporate overhead in accordance with Emerging Issues Task Force Consensus 87-24 (EITF 87-24), “Allocation of Interest to Discontinued Operations.” We provide executive management and centralized support services to all of our utility divisions, including customer care, billing, collections, information technology, accounting, tax and treasury services, regulatory services, gas supply services, human resources, safety and other services. The operating costs related to these functions are allocated to the utility divisions based on various cost drivers. Effective January 1, 2006, we ceased allocating costs to our held-for-sale utilities. These allocated costs were not included in the reclassification to earnings from discontinued operations because these support services were necessary to maintain ongoing operations until the sales are final and cannot be eliminated immediately upon closing of the asset sales. We plan to eliminate the majority of these costs when these support services are no longer required. The allocated operating costs related to the utility divisions held for sale were $10.2 million and $20.5 million in the three and six months ended June 30, 2005, respectively.

Merchant Peaking Power Plants

In December 2005, two of our subsidiaries agreed to sell to AmerenUE the Goose Creek Energy Facility and Raccoon Creek Energy Facility. The Goose Creek Energy Facility is a 510 MW natural gas-fired, simple-cycle peaking power plant in Piatt County, Illinois, and the Raccoon Creek Energy Facility is a 340 MW natural gas-fired, simple-cycle peaking power plant in Clay County, Illinois. On March 31, 2006, we closed the sales of these facilities and received gross proceeds of $175 million.

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

In March 2006, our subsidiary, Everest Global Technologies Group, LLC (EGTG), agreed to sell to Everest Connections Holdings, Inc., an acquisition subsidiary of Seaport Capital Partners III, L.P., certain EGTG subsidiaries conducting its communications business for a base purchase price of $85.7 million. On June 30, 2006, EGTG closed the sale and received net cash proceeds of $80.2 million after the repayment of $6.8 million of direct debt of Everest Connections and including working capital and other adjustments of approximately $1.3 million. The working capital and other adjustments will be “trued up” in the third quarter of 2006 through a final payment to or from the buyer. We expect net proceeds available to be approximately $76 million, after payment of transaction costs and certain amounts owed to EGTG minority partners. In connection with this sale we have recorded a pretax gain of approximately $26.1 million after transaction fees and expenses. The estimated after-tax gain was approximately $16.1 million.

Interest Allocation to Discontinued Operations

The buyers of our former Michigan, Minnesota and Missouri gas utility divisions, Illinois peaking facilities and communications business did not assume, and the buyer of our held-for-sale Kansas electric utility division will not assume, any of our long-term debt. Other than $6.8 million of direct debt of Everest Connections, none of our long-term debt was required to be repaid with the proceeds of these asset sales, although the lenders of our $220 million five-year term loan (see Note 7) will have the opportunity to elect prepayment without premium from the proceeds of the Kansas electric asset sale. These lenders did not elect prepayment with regard to the proceeds of the Michigan or Minnesota gas utility sales. One lender elected to receive prepayment of $10 million from the proceeds of the Missouri gas utility sale. The direct debt and related interest of Everest Connections was included in discontinued operations. We allocated a portion of consolidated interest expense to discontinued operations based on the ratio of net assets of discontinued operations to consolidated net assets plus consolidated debt in accordance with EITF 87-24. The amount of interest expense allocated to discontinued operations may not be representative of the actual interest reductions we may achieve from future debt retirements using the proceeds of the asset sales.

Summary

We have reported the results of operations from these assets in discontinued operations for the three and six months ended June 30, 2006 and 2005 in the Consolidated Statements of Income.

Operating results from our discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2006	2005	2006	2005

Sales	$107.5	$144.8	$417.5	$443.0
Cost of sales	58.6	88.7	292.1	306.2
Gross profit	48.9	56.1	125.4	136.8
Operating expenses:
Operation and maintenance expense	21.3	26.7	50.0	53.4
Taxes other than income taxes	4.3	3.2	8.4	2.8
Restructuring charges	1.3	–	2.0	–
Net (gain) on sale of assets and other charges	(147.1)	–	(148.6)	–
Depreciation and amortization expense	.3	13.2	.9	25.7
Total operating expenses (income)	(119.9)	43.1	(87.3)	81.9
Operating income	168.8	13.0	212.7	54.9
Other income (expense)	.8	(.3)	.5	(.2)
Interest expense	9.3	18.2	26.2	37.2
Income (loss) before income taxes	160.3	(5.5)	187.0	17.5
Income tax expense (benefit)	62.5	(1.9)	72.7	7.2
Earnings (loss) from discontinued operations, net of tax	$97.8	$(3.6)	$114.3	$10.3

The related assets and liabilities included in the sale of these businesses, as detailed below, have been reclassified as current and non-current assets and liabilities of discontinued operations on the June 30, 2006 and December 31, 2005 Consolidated Balance Sheets as follows:

	June 30,	December 31,
In millions	2006	2005
Current assets of discontinued operations:
Cash and cash equivalents	$–	$4.8
Accounts receivable, net	37.9	160.5
Inventories and supplies	12.6	81.0
Other current assets	5.7	22.7
Total current assets of discontinued operations	$56.2	$269.0
Non-current assets of discontinued operations:
Utility plant, net	$404.7	$610.6
Non-utility plant, net	–	220.8
Prepaid pension	12.0	26.6
Other non-current assets	32.2	39.9
Total non-current assets of discontinued operations	$448.9	$897.9
Current liabilities of discontinued operations:
Current maturities of long-term debt	$–	$1.3
Other current liabilities	9.0	29.8
Total current liabilities of discontinued operations	$9.0	$31.1
Non-current liabilities of discontinued operations:
Long-term debt, net	$–	$6.2
Deferred credits	37.8	56.8
Total non-current liabilities of discontinued operations	$37.8	$63.0

5. Earnings (Loss) per Common Share

The table below shows how we calculated basic and diluted earnings (loss) per share. Basic earnings (loss) per share and basic weighted average shares are the starting point in calculating the dilutive measures. To calculate basic earnings (loss) per share, divide our loss available for common shares for the period by our weighted average shares outstanding, without adjusting for dilutive items. Weighted average shares used in basic earnings (loss) per share included 110.9 million shares issuable on the conversion of the mandatorily convertible PIES from August 24, 2004, the date of issuance of the PIES. On July 7, 2005, approximately 98.9% of the PIES units were converted to 131.4 million shares of common stock pursuant to an exchange offer. Diluted earnings (loss) per share is calculated by dividing our net loss, after assumed conversion of dilutive securities, by our weighted average shares outstanding, adjusted for the effect of dilutive securities. However, as a result of the net loss in the three and six months ended June 30, 2006 and 2005, the potential issuances of common stock for dilutive securities were considered anti-dilutive in those periods and were therefore not included in the calculation of diluted earnings (loss) per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share amounts	2006	2005	2006	2005

Loss from continuing operations	$(252.8)	$(23.6)	$(270.4)	$(36.8)
Earnings from discontinued operations	97.8	(3.6)	114.3	10.3
Net loss as reported	(155.0)	(27.2)	(156.1)	(26.5)
Interest and debt amortization costs associated with the PIES	.1	5.7	.1	12.4
Loss available for common shares	$(154.9)	$(21.5)	$(156.0)	$(14.1)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(.67)	$(.05)	$(.72)	$(.07)
Earnings from discontinued operations	.26	(.01)	.30	.03
Net loss	$(.41)	$(.06)	$(.42)	$(.04)
Weighted average number of common shares used in basic and diluted earnings (loss) per share	375.0	352.8	374.8	352.7

6. Reportable Segment Reconciliation

We manage our business in three business segments: Electric Utilities, Gas Utilities and Merchant Services. Our Electric and Gas Utilities currently consist of our regulated electric utility operations in three states and our natural gas utility operations in four states. We manage our electric and gas utility divisions by state. However, as each of our electric utility divisions and each of our gas utility divisions have similar economic characteristics, we aggregate our electric utility divisions into the Electric Utilities reporting segment and our gas utility divisions into the Gas Utilities reporting segment. The operating results of our Kansas electric division, which is in the process of being sold, and our Michigan, Missouri and Minnesota gas divisions, which were sold on April 1, 2006, June 1, 2006 and July 1, 2006, respectively, have been reclassified to discontinued operations. Merchant Services includes our remaining investment in the Crossroads peaking power plant, our former commitments under merchant capacity tolling obligations and long-term gas contracts and the remaining contracts from our wholesale energy trading operations. The operating results of our two Illinois merchant power plants, which were sold on March 31, 2006, have been reclassified to discontinued operations. All other operations are included in Corporate and Other, including the costs not allocated to our operating businesses. The operating results of Everest Connections, which was sold on June 30, 2006, have been reclassified to discontinued operations.

       Each segment is managed based on operating results, expressed as earnings before interest, taxes, depreciation and amortization. Generally, decisions on finance, dividends and taxes are made at the Corporate level. The current and non-current assets of our discontinued operations are included in the segments referenced above.

Our reportable segment reconciliation is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2006	2005	2006	2005
Sales: (a)
Utilities:
Electric Utilities	$189.0	$162.5	$358.5	$302.3
Gas Utilities	95.3	88.7	358.3	320.2
Total Utilities	284.3	251.2	716.8	622.5
Merchant Services	(1.4)	11.5	(2.9)	(6.9)
Corporate and Other	.1	–	.1	–
Total sales	$283.0	$262.7	$714.0	$615.6

(a)         For the three months ended June 30, 2006 and 2005, and six months ended June 30, 2006 and 2005, respectively, the following (in millions) have been reclassified to discontinued operations and are not included in the above amounts: Electric Utilities of $47.9, $42.4, $86.0 and $76.7; Gas Utilities of $45.3, $84.5, $304.2 and $336.3; Merchant Services sales of $1.6, $6.5, $2.2 and $7.7; and Corporate and Other sales related to Everest Connections of $12.7, $11.4, $25.1 and $22.3.

Earnings (Loss) Before Interest, Taxes, Depreciation and Amortization (EBITDA): (a)
Utilities:
Electric Utilities	$38.9	$28.2	$62.5	$57.4
Gas Utilities	2.6	(1.0)	27.7	22.0
Total Utilities	41.5	27.2	90.2	79.4
Merchant Services	(224.6)	7.0	(232.0)	(.3)
Corporate and Other	(23.5)	(4.0)	(29.1)	(5.7)
Total EBITDA	(206.6)	30.2	(170.9)	73.4
Depreciation and amortization expense	24.4	26.0	51.5	52.4
Interest expense	44.7	40.7	81.7	79.9
Loss from continuing operations before income taxes	$(275.7)	$(36.5)	$(304.1)	$(58.9)

(a)          For the three months ended June 30, 2006 and 2005, and six months ended June 30, 2006 and 2005, respectively, the following (in millions) have been reclassified to discontinued operations and are not included in the above amounts: Electric Utilities of $11.6, $9.3, $19.0 and $16.3; Gas Utilities of $129.8, $13.2, $164.6 and $57.7; Merchant Services of $(.1), $1.0, $(.8) and $1.6; and Corporate and Other related to Everest Connections of $28.6, $2.4, $31.3 and $4.8.

Depreciation and Amortization: (a)
Utilities:
Electric Utilities	$16.4	$15.4	$33.7	$30.6
Gas Utilities	8.1	8.8	16.9	18.2
Total Utilities	24.5	24.2	50.6	48.8
Merchant Services	1.0	1.8	2.1	3.6
Corporate and Other	(1.1)	–	(1.2)	–
Total depreciation and amortization	$24.4	$26.0	$51.5	$52.4

(a)          For the three months and six months ended June 30, 2005, respectively, the following (in millions) have been reclassified to discontinued operations and are not included in the above amounts: Electric Utilities of $3.5 and $6.4; Gas Utilities of $5.3 and $10.7; Merchant Services of $2.5 and $5.0; and Corporate and Other related to Everest Connections of $1.9 and $3.6.

In millions	June 30, 2006	December 31, 2005
Assets: (a)
Utilities:
Electric Utilities	$2,114.8	$2,065.7
Gas Utilities	732.6	1,430.0
Total Utilities	2,847.4	3,495.7
Merchant Services	398.6	918.6
Corporate and Other	351.1	216.4
Total assets	$3,597.1	$4,630.7

(a)  Included in total assets as of June 30, 2006 and December 31, 2005 are total assets of discontinued operations as follows: Electric Utilities $296.0 million and $273.6 million, respectively; Gas Utilities $209.1 million and $657.3 million, respectively; Merchant Services $– million and $175.0 million, respectively; and Corporate and Other related to Everest Connections of $– million and $61.0 million, respectively.

7. Financings

$180 Million Revolving Credit and Letter of Credit Facility

On April 13, 2005, we entered into a five-year credit agreement with a commercial lender. Subject to the satisfaction of certain conditions, the facility provides for up to $180 million of cash advances and letters of credit for working capital purposes. Cash advances must be repaid within 364 days unless we obtain the necessary regulatory approvals to incur long-term indebtedness under the facility. As of June 30, 2006, we had $150.0 million of uncollateralized capacity at an average cost of 3.65% under this agreement. As of June 30, 2006, $112.7 million of the available capacity had been utilized for letters of credit under this facility.

Four-Year Secured Revolving Credit Facility

On April 22, 2005, we executed a four-year $150 million secured revolving credit facility (the AR Facility). Proceeds from this facility may be used for working capital and other general corporate purposes. Borrowings under this facility are secured by the accounts receivable generated by our regulated utility operations in Colorado, Kansas, Missouri and Nebraska. Borrowings under the AR Facility bear interest at LIBOR plus 1.375%, subject to reduction if our credit ratings improve. Borrowings must be repaid within 364 days unless we obtain the necessary regulatory approvals to incur long-term indebtedness under the facility. Among other restrictions, we are required under the AR Facility to maintain the same debt-to-total capital and EBITDA-to-interest expense ratios as those contained in the Five-Year Facilities discussed below. There were no borrowings under this facility as of June 30, 2006.

The accounts receivable generated by our Michigan and Missouri gas businesses were released upon the closing of the sales of these businesses. As we close the sale of our Kansas electric business, the accounts receivable generated by this utility will be released from the AR Facility and the maximum borrowing limit may be reduced.

$50 Million Revolving Credit and Letter of Credit Facility

On January 13, 2006, we closed on a $50 million short-term letter of credit facility with a commercial lender. This facility, which terminates on December 20, 2006, allows us to either issue letters of credit or make cash drawings under the facility. Similar to the $180 million facility that we signed in April 2005, the lender has relied on the credit derivative swap market to establish pricing for this facility. This facility, which bears a 2.50% advance rate on letters of credit, is expected to be nearly fully utilized through letter of credit issuances. There were $44.6 million of letters of credit outstanding under this facility as of June 30, 2006.

Five-Year Unsecured Term Loan and Revolving Credit Facility

In September 2004, we completed a $220 million 364-day unsecured term loan and a $110 million 364-day unsecured revolving credit facility. The facilities automatically extended to September 2009 when we received extension approval from the FERC and various state public utility commissions (the Five-Year Facilities). We borrowed the full amount of the term loan and received $211.3 million of net proceeds after upfront fees and expenses on the two facilities. In June 2006, the holder of $10 million of term loan notes elected to receive an optional prepayment from the proceeds of the sale of our Missouri gas utility operations. There were no borrowings outstanding on the revolving credit facility as of June 30, 2006. The Five-Year Facilities bear interest at the LIBOR plus 5.75%, subject to reduction if our credit rating improves. Among other restrictions, the Five-Year Facilities contain financial covenants similar to, but less restrictive than, those contained in the Iatan Facility described below. We were in compliance with these covenants as of June 30, 2006.

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

Iatan 2 Construction Financing

On August 31, 2005, we entered into a $300 million credit agreement with a commercial lender and a syndicate of other lenders (the Iatan Facility). The credit agreement allows us to obtain loans and issue letters of credit (limited to $175 million of letters of credit) in support of our participation in the construction of an approximately 850 MW coal-fired power plant being developed by Kansas City Power & Light Company (KCPL) near Weston, Missouri (Iatan 2), and our obligation to fund pollution controls being installed at an adjacent facility. Extensions of credit under the facility will be due and payable on August 31, 2010. Loans bear interest at LIBOR plus a margin determined by our credit ratings. A fee based on our credit ratings will be paid on the amount of letters of credit outstanding. Obligations under the credit agreement are secured by the assets of our Missouri Public Service electric operations. There were no borrowings under this facility at June 30, 2006. There were $138.7 million of letters of credit outstanding under this facility as of June 30, 2006. Among other restrictions, the Iatan Facility contains the following financial covenants with which we were in compliance as of June 30, 2006:

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

Early Retirement of Debt

In May 2006, we announced a cash tender offer for the early retirement of certain of our outstanding senior notes. Under the offer, the total consideration paid in exchange for the notes was based either on a fixed spread over the yield to maturity of a U.S. Treasury reference security or on a fixed price basis. Noteholders that accepted the tender received the accrued interest from the last interest payment date, and those that properly tendered their notes before the early tender time date were also entitled to receive an additional early tender premium of two percent of the debt tendered.

In June 2006, we completed the cash tender offer, which resulted in the early retirement of $350 million of aggregate debt principal. We recorded a pretax early retirement loss of $22.7 million, or $14.0 million after tax, in connection with the transaction. The table below provides the detail on the notes retired:

Title of Security	Principal Amount Retired (in millions)
6.7% Notes due 10/15/2006	$84.5
8.2% Notes due 1/15/2007	22.3
7.625% Notes due 11/15/2009	130.5
9.95% Notes due 2/01/2011	112.7
Total	$350.0

Other

We had an additional $.8 million of letters of credit outstanding under various arrangements as of June 30, 2006.

8. Employee Benefits

The following table shows the components of net periodic benefit costs:
	Pension Benefits		Other Post-retirement Benefits
	Three Months Ended June 30,
In millions	2006	2005	2006	2005
Components of Net Periodic Benefit Cost:
Service cost	$2.4	$2.4	$.2	$.2
Interest cost	5.3	5.6	1.0	1.3
Expected return on plan assets	(6.8)	(7.0)	(.2)	(.2)
Amortization of transition amount	(.2)	(.2)	.3	.4
Amortization of prior service cost	1.3	1.3	.7	.7
Recognized net actuarial loss	.9	.9	-	.1
Net periodic benefit cost before regulatory expense adjustments	2.9	3.0	2.0	2.5
Regulatory gain/loss adjustment	1.3	.8	.2	.2
SFAS 71 regulatory adjustment	.1	.4	-
Net periodic benefit cost after regulatory expense adjustments	$4.3	$4.2	$2.2	$2.7

	Pension Benefits		Other Post-retirement Benefits
	Six Months Ended June 30,
In millions	2006	2005	2006	2005
Components of Net Periodic Benefit Cost:
Service cost	$5.0	$4.3	$.4	$.4
Interest cost	11.1	10.6	2.2	2.7
Expected return on plan assets	(14.2)	(13.5)	(.4)	(.5)
Amortization of transition amount	(.4)	(.4)	.7	.8
Amortization of prior service cost	2.7	1.6	1.3	1.3
Recognized net actuarial loss	2.0	2.3	-	.2
Net periodic benefit cost before regulatory expense adjustments	6.2	4.9	4.2	4.9
Regulatory gain/loss adjustment	2.6	1.7	.4	.5
SFAS 71 regulatory adjustment	.3	2.0	-	–
Net periodic benefit cost after regulatory expense adjustments	$9.1	$8.6	$4.6	$5.4

We previously disclosed in our financial statements for the year ended December 31, 2005, that we expected to contribute $.8 million and $9.4 million to our defined benefit pension plans and other post-retirement benefit plan, respectively, in 2006. Our qualified pension plan is funded in compliance with income tax regulations and federal funding requirements. We expect to fund no less than the IRS minimum funding amount and no more than the IRS maximum tax deductible amount. As a result of the transfer of pension plan assets and pension benefits obligations in accordance with ERISA requirements to the buyers of our utility assets as discussed in Note 4, we expect to make an additional voluntary contribution of approximately $10 million to our defined benefit plan upon completion of the final plan asset transfers to sustain the funded status of our pension plan.

As disclosed in Note 4, the Kansas electric utility operations being held for sale and our former Michigan, Minnesota and Missouri gas operations have been reclassified as discontinued operations. The components of net periodic benefit cost presented in the tables above disclose information for the plan in total. For the three and six months ended June 30, 2006, the net periodic pension benefit cost charged to discontinued operations was $.7 million and $1.7 million, respectively. In addition, for the three and six months ended June 30, 2006, the net periodic other post-retirement benefits cost charged to discontinued operations was $.6 million and $1.3 million, respectively.

9. Legal

Price Reporting Litigation

On August 18, 2003, Cornerstone Propane Partners filed suit in the Southern District of New York against 35 companies, including Aquila, alleging that the companies manipulated natural gas prices and futures prices on NYMEX through misreporting of natural gas trade data in the physical market. The suit does not specify alleged damages and was filed on behalf of all parties who bought and sold natural gas futures and options on NYMEX from 2000 to 2002. The suit has been certified as a class-action lawsuit. Fact discovery closed on December 23, 2005, and the parties have now begun the expert discovery phase of the action. We will defend this case vigorously as we believe we have strong defenses to the plaintiff’s claims. We cannot predict whether we will incur any liability, nor can we estimate the damages, if any, that might be incurred in connection with this lawsuit. However, given the nature of the claims, an adverse outcome could have a material adverse effect on our financial condition, results of operations and cash flows.

On June 7, 2004, the City of Tacoma, Washington, filed suit against 56 companies, including Aquila Merchant, for allegedly conspiring to manipulate the California power market in 2000 and

2001 in violation of the Sherman Act. This case was dismissed in February 2005. The City of Tacoma has appealed to the Ninth Circuit Court of Appeals.

On July 8, 2004, the County of Santa Clara and the City and County of San Francisco each filed suit against seven energy trading companies and their subsidiaries and affiliates, including Aquila and Aquila Merchant, in the Superior Court of California for San Diego County alleging manipulation of the California natural gas market in 1999 through 2002. Since that date, 14 other complaints making nearly identical allegations have been filed against Aquila and Aquila Merchant in California state courts. These lawsuits allege violations of the Cartwright Act and in some cases California’s Unfair Competition Law, and also assert an unjust enrichment claim. The lawsuits have been coordinated before a single Motion Coordination Judge in the Superior Court of California for the County of San Diego, in the proceeding entitled In re Natural Gas Antitrust Cases I, II, III & IV. We believe we have strong defenses and will defend these cases vigorously. We cannot predict whether we will incur any liability, nor can we estimate the damages, if any, that might be incurred in connection with these lawsuits. However, given the nature of the claims, an adverse outcome could have a material adverse effect on our financial condition, results of operations and cash flows.

Aquila Merchant is also a defendant in two federal actions that were filed on November 30, 2004 and June 21, 2005 in the United States District Court for the Eastern District of California. These cases were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Nevada on January 21, 2005 and August 15, 2005, respectively. The action originally filed on November 30, 2004 was subsequently consolidated with two other actions. All of these lawsuits are now part of the proceeding known as In re Western States Wholesale Natural Gas Antitrust Litigation, MDL Docket No. 1566, and make allegations similar to those made in the In re Natural Gas Antitrust Cases I, II, III & IV. The plaintiffs in the November 2004 action allege violations of the Sherman Act, the Cartwright Act, California’s Unfair Competition Law, unjust enrichment, and constructive trust, whereas the plaintiffs in the June 2005 action allege only violations of the Sherman Act. The action originally filed on November 30, 2004 has been dismissed, and the plaintiffs have appealed the dismissal to the Ninth Circuit Court of Appeals. We believe we have strong defenses and will defend these cases vigorously. We cannot predict whether we will incur any liability, nor can we estimate the damages, if any, that might be incurred in connection with these lawsuits. However, given the nature of the claims, an adverse outcome could have a material adverse effect on our financial condition, results of operations and cash flows.

In response to complaints of manipulation of the California energy market, in 2002 the FERC issued an order requiring net sellers of power in the California markets from October 2, 2000 through June 20, 2001 at prices above a FERC determined competitive market clearing price to make refunds to net purchasers of power in the California market during that time period. Because Aquila Merchant was a net purchaser of power during the refund period it has received approximately $7.6 million in refunds. However, various parties have appealed the FERC order to the United States Court of Appeals for the Ninth Circuit seeking review of a number of issues, including changing the refund period to include periods prior to October 2, 2000. On August 2, 2006, the U.S. Court of Appeals for the Ninth Circuit issued an order finding, among other things, that FERC did not provide a sufficient justification for refusing to exercise its remedial authority under the Federal Power Act to determine whether market participants violated FERC-approved tariffs during the period prior to October 2, 2000, and imposing a remedy for any such violations. The court remanded the matter to FERC to determine whether tariff violations occurred and, if so, the appropriate remedy. A finding by FERC that Aquila Merchant must remedy tariff violations that occurred during this period could result in Aquila Merchant being required to make substantial refunds and have a material adverse effect on its financial condition, results of operations and cash flows.

In December 2005, Aquila Merchant provided a liability of $9.0 million for the above claims. Based on our continuing evaluation of the above claims, we determined that it is reasonably possible that the ultimate resolution of such claims could result in an obligation of between $9.0 million and $50.0 million. The timing and amount of the ultimate resolution of these claims remains uncertain and could exceed that range by a material amount.

ERISA Litigation

On September 24, 2004, a lawsuit was filed in the U.S. District Court for the Western District of Missouri against us and certain members of our Board of Directors and management, alleging they violated the ERISA and are responsible for losses that participants in our 401(k) plan experienced as a result of the decline in the value of their Aquila common stock held in the 401(k) plan. A number of similar lawsuits alleging that the defendants breached their fiduciary duties to the plan participants in violation of ERISA by concealing information and/or misleading employees who held our common stock through our 401(k) plan were subsequently filed against us. The suits also seek damages for the plan's losses resulting from the alleged breaches of fiduciary duties. On January 26, 2005, the court ordered that all of these lawsuits be consolidated into a single case captioned In re Aquila ERISA Litigation. The plaintiffs filed an amended consolidated complaint in March 2005, which largely repeats each of the allegations in the first complaint. This case has been certified as a class action and set for trial in August 2007. We believe we have strong defenses and will defend this case vigorously. We cannot predict with certainty whether we will incur any liability, nor can we estimate the damages, if any, that might be incurred in connection with this lawsuit. However, given the nature of the claims, an adverse outcome could have a material adverse effect on our financial condition, results of operations and cash flows.

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

On December 20, 2005, the appellate court issued a new opinion affirming the trial court’s opinion, but also opining that we could obtain the necessary approval for the project either from Cass County (in the form of zoning approval) or the Missouri Commission (in the form of specific authority). We decided not to appeal the order of the Court of Appeals and instead filed an application for approval with the Missouri Commission on January 24, 2006. On January 27, 2006, the trial court granted our request to stay the permanent injunction until May 31, 2006, and ordered us to post a $20 million bond to secure the cost of removing the project. Effective May 31, 2006, the Missouri Commission issued an order specifically authorizing our construction and operation of the power plant and substation. On June 2, 2006, the trial court dissolved the $20 million bond, further stayed its injunction, and authorized us to operate the plant and substation while Cass County appeals the Missouri Commission’s order.

10. Jointly Owned Electric Utility Plant

Effective June 12, 2006, we entered into an agreement with KCPL and others for the construction, ownership and operation of Iatan 2. Under the agreement, we will own an 18% undivided interest in Iatan 2, and will be entitled to our pro rata share of the power generated by the facility. In addition, we agreed to reimburse KCPL for our pro rata share of the costs to construct, operate and maintain the facility. Iatan 2 is planned for commercial operation in 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

See Forward-Looking Information beginning on page 47.

Strategy

Our remaining repositioning initiatives continue to be focused on improving operational results of our integrated electric and gas utility operations and strengthening our credit profile in order to efficiently execute our multi-state regulated utility growth strategy. The key elements of our remaining repositioning initiatives are to:

•	Complete our pending sale of our Kansas electric utility assets.
•	Significantly reduce our debt levels.
•	Eliminate the majority of allocated operating costs related to utility divisions that have been sold or are in the process of being sold, when the services are no longer required.
•	Actively work with regulators and legislators to address capital investment and fuel recovery issues in Missouri.

Successful completion of the repositioning initiatives is essential to position the company to execute on the following key elements of our strategy.

•	Maintain synergies of an integrated, multi-state utility.
•	Continue to improve operational efficiency and lower earnings variability.
•	Provide competitive earnings growth by gaining access to the capital markets on improved terms, allowing the company to more cost-effectively fund investments in its rate base to meet customer needs.

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

We completed a cash tender offer for $350 million of senior notes and exited the Elwood tolling contract for $218 million in June 2006 using the proceeds from the sale of the Illinois peaking power plants and our Michigan and Missouri gas operations. We also expect to use the proceeds from our other asset sales to retire debt and other liabilities. We have not made a final determination of which debt will be retired. Although we have debt that is callable or maturing over the next 18 months, it may be more advantageous to pursue the retirement of other debt instruments through open market purchases, tenders or exchanges. The particular debt instruments to be retired will depend upon market conditions, the market price of the particular debt instrument, the call provisions (or lack there of), the remaining life of the instrument, our near term capital needs and the timing of the receipt of the sales proceeds. We intend to apply the sales proceeds in a manner which maximizes the improvement to our credit profile and cash flow.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Requirements

The most significant activity impacting working capital is the purchase of natural gas for our gas utility customers. We could experience significant working capital requirements during peak months of the winter heating season due to higher natural gas consumption, during potential periods of high natural gas prices and due to our current requirement to prepay certain gas commodity suppliers and pipeline transportation companies. Under a stressed weather and commodity price environment, such as the spike in commodity prices in late 2005 following an active hurricane season, we estimate this working capital peak after the sales of our Michigan, Minnesota and Missouri gas operations to be up to $200 million. We anticipate using the combination of revolving credit and letter of credit facilities listed below and cash on hand to meet our peak winter working capital requirements.

Credit Facility	Expiration	Maximum Capacity	Borrowings or Letters of Credit Issued at June 30, 2006
		In millions
Four-Year Secured Revolving Credit Facility	April 22, 2009 (1)	$150.0	$–
Five-Year Unsecured Revolving Credit Facility	September 19, 2009	110.0	–
$180 Million Unsecured Revolving Credit and Letter of Credit Facility	April 13, 2010 (1)	180.0	112.7
$50 Million Unsecured Revolving Credit and Letter of Credit Facility	December 20, 2006	50.0	44.6

(1)	Borrowings under these facilities must be repaid within 364 days unless we obtain regulatory approval to incur long-term indebtedness under these facilities.

Potential Aries Acquisition

In December 2005, Calpine Corporation (Calpine) and certain of its subsidiaries, including MEP Pleasant Hill, LLC (MEPPH), filed for bankruptcy. As part of its plan of reorganization, Calpine announced its intention to sell by the end of 2006 certain power plants owned by it or its subsidiaries in auctions conducted under procedures approved by the bankruptcy court. MEPPH owns a 585 MW natural gas-fired, combined-cycle generating plant located in Pleasant Hill, Missouri (the Aries Facility). Given its location within our service territory and our long-term resource needs in Missouri, we would be interested in acquiring the Aries Facility to serve our Missouri Public Service electric customers if Calpine elects to sell the Aries Facility as part of the bankruptcy process. Accordingly, if Calpine elects to sell the Aries Facility, we intend to participate in the sale process and, if appropriate, we may submit a bid to purchase the power plant. If we were to submit a bid for the plant and be selected as the winning bidder, we anticipate funding the acquisition with cash on hand, cash available under our existing credit facilities, or a combination thereof.

Cash Flows

Cash Flows Provided From Operating Activities

Our positive six-month 2006 operating cash flows were driven primarily by seasonal declines in working capital requirements for our utility operations and the continued wind-down of our merchant trading portfolio which triggered the return of $138.5 million of funds on deposit and a $40.2 million decrease in other current assets. Additionally, we received $38.7 million of funds on deposit returns due to the replacement of cash deposits and cash-collateralized letters of credit with unsecured letters of credit supporting the Elwood tolling contracts, and utilized $48.3 million of gas and other inventory held in storage. Offsetting the increases was the return of $53.2 million of counterparty collateral resulting from lower natural gas prices since December 2005, a $25.4 million payment to Calpine in connection with the netting of amounts owed under various contracts at the time of Calpine’s bankruptcy filing, and the negative impact of our 2006 operating net loss primarily driven by our exit from the Elwood toll.

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

Cash Flows Provided From (Used For) Investing Activities

The increase in cash provided from (used for) investing activities was primarily the result of the receipt of cash proceeds on the sale of our Michigan and Missouri gas utilities, our investment in Everest Connections and our merchant peaking power plants. In addition, utility capital expenditures decreased compared to prior year primarily due to the construction of our South Harper peaking facility in 2005.

Cash Flows Used For Financing Activities

Cash flows used for financing activities in the six months ended June 30, 2006 and 2005 consist primarily of cash we paid to retire our short and long-term debt obligations and our payments under our remaining long-term gas contracts. The increase in cash used for financing activities is primarily related to the completion of a $350 million debt tender offer in June 2006.

Collateral Positions

As of June 30, 2006, we had posted collateral for the following in the form of cash or cash collateralized letters of credit:

In millions
Trading positions	$42.3
Utility cash collateral requirements	43.7
Other	1.7
Total Funds on Deposit	$87.7

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

As further discussed in Note 4 to the Consolidated Financial Statements, we have reported the results of operations of the following assets in discontinued operations in the Consolidated Statements of Income: (i) our Kansas electric utility operations and our former Michigan, Minnesota and Missouri gas utility operations, (ii) our former peaking power plants in Illinois, and (iii) our former communications business, Everest Connections. Therefore, the operating results of these assets are discussed separately from the reporting segments to which they relate under the caption “Discontinued Operations.”

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2006	2005	2006	2005
Earnings (Loss) Before Interest, Taxes, Depreciation and Amortization:
Utilities:
Electric Utilities	$38.9	$28.2	$62.5	$57.4
Gas Utilities	2.6	(1.0)	27.7	22.0
Total Utilities	41.5	27.2	90.2	79.4
Merchant Services	(224.6)	7.0	(232.0)	(.3)
Corporate and Other	(23.5)	(4.0)	(29.1)	(5.7)
Total EBITDA	(206.6)	30.2	(170.9)	73.4
Depreciation and amortization	24.4	26.0	51.5	52.4
Interest expense	44.7	40.7	81.7	79.9
Income tax benefit	(22.9)	(12.9)	(33.7)	(22.1)
Loss from continuing operations	(252.8)	(23.6)	(270.4)	(36.8)
Earnings (loss) from discontinued operations, net of tax	97.8	(3.6)	114.3	10.3
Net loss	$(155.0)	$(27.2)	$(156.1)	$(26.5)

Key Factors Impacting Results of Continuing Operations

For the six months ended June 30, 2006, total EBITDA decreased $244.3 million compared to 2005. Key factors affecting 2006 results were as follows:

•

Total Utilities EBITDA increased $10.8 million primarily due to increased margins from recent rate increases, lower fuel and purchased power costs and customer growth, offset in part by higher operating costs.

•

The continued wind-down of our energy trading businesses in 2005 and 2006, including a $218.0 million loss on the exit of the Elwood tolling contract in June 2006 compared to $25.6 million of gains related to the 2005 sale of our investment in ICE and the 2005 assignment of our Batesville tolling agreement and associated forward sale contract, represented $243.6 million of the increase in losses before interest and taxes, depreciation and amortization from Merchant Services.

•

Corporate and other loss before interest, taxes, depreciation and amortization increased $23.4 million in 2006 compared to 2005, primarily due to the $22.7 million loss on early retirement of debt in June 2006 and the accrual of $4.9 million of severance restructuring costs in connection with the planned elimination of costs after the sale of certain utility operations.

Electric Utilities

The table below summarizes the operations of our Missouri and Colorado Electric Utilities, which represent substantially all of our continuing electric operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in millions	2006	2005	2006	2005
Sales:
Electricity—regulated	$188.9	$162.3	$358.2	$302.0
Other—non-regulated	.1	.2	.3	.3
Total sales	189.0	162.5	358.5	302.3
Cost of sales:
Electricity—regulated	95.3	89.3	192.7	156.7
Other—non-regulated	.6	.1	.7	.1
Total cost of sales	95.9	89.4	193.4	156.8
Gross profit	93.1	73.1	165.1	145.5
Operation and maintenance expense	46.9	41.6	89.8	82.5
Taxes other than income taxes	6.9	5.1	12.3	10.1
Other income (expense)	(.4)	1.8	(.5)	4.5
EBITDA	$38.9	$28.2	$62.5	$57.4

Depreciation and amortization expense	$16.4	$15.4	$33.7	$30.6
Electric sales and transportation volumes (GWh)	2,684.2	2,635.8	5,345.2	5,220.2
Electric customers at end of period			396,066	389,234

Quarter-to-Quarter

Sales, Cost of Sales and Gross Profit

Sales and cost of sales for the Electric Utilities business increased $26.5 million and $6.5 million, respectively, for a gross profit increase of $20.0 million in 2006 compared to 2005. These changes were primarily due to the following factors:

•	Sales and gross profit increased by $8.2 million due to a rate increase in Missouri effective March 2006, plus $2.3 million of additional margin from an increase in customers and customer usage.

•	Favorable weather-related volume and other variances increased gross profit by $2.5 million in the second quarter of 2006.

•	Cost of sales decreased and gross profit increased by $8.2 million due to demand charges for purchased capacity from the Aries plant in 2005 but not in 2006.

•	Sales and cost of sales increased $10.7 million and $11.5 million, respectively, from increased sales for resale, resulting in a gross profit decrease of $.8 million in 2006 compared to 2005.

Operation and Maintenance Expense

Operation and maintenance expense increased $5.3 million in 2006 compared to 2005. A primary factor contributing to this increase was a change in the allocation of executive management and central services costs effective January 1, 2006 to no longer allocate these costs to our held-for-sale utilities. This change resulted in an increased allocation of these costs to our Electric Utilities of approximately $2.6 million and a corresponding decreased allocation to our Gas Utilities for the quarter. Also included in the quarter-to-quarter expense increase were a $1.6 million increase in labor and benefit costs, a $1.1 million increase in insurance costs.

Other Income (Expense)

Other income (expense) decreased $2.2 million primarily due to decreased Allowances for Funds Used During Construction (AFUDC) associated with the construction of our South Harper peaking facility in 2005. AFUDC represents the cost of both debt and equity funds used to finance utility plant additions during the construction period. AFUDC is capitalized as a part of the cost of utility plant and is credited to other income.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $1.0 million due to the additional depreciation of our South Harper peaking facility which was placed in service in the third quarter of 2005 and additional depreciation related to centralized assets such as our billing system and call centers. The change in the allocation of central services costs mentioned above resulted in an increased allocation of centralized asset depreciation to our Electric Utilities and a corresponding decreased allocation to our Gas Utilities.

Year-to-Date

Sales, Cost of Sales and Gross Profit

Sales and cost of sales for the Electric Utilities business increased $56.2 million and $36.6 million, respectively, for a gross profit increase of $19.6 million in 2006 compared to 2005. These changes were primarily due to the following factors:

•

Sales and gross profit increased by $12.0 million due to rate increases and rate redesign in Missouri effective March 2006 and in Colorado effective in March 2005, plus $5.9 million of additional margin from an increase in customers and customer usage and $1.7 million due to increased transmission revenues and the sale of green energy credits.

•	Favorable weather-related volume and other variances increased gross profit by $1.2 million in the first six months of 2006.

•

Cost of sales increased in 2006 compared to 2005 because we recognized approximately $6.5 million of mark-to-market gains on certain NYMEX natural gas contracts as a result of increases in forward gas prices in 2005. In 2006 the mark-to-market value of these contracts was recorded as a regulatory asset or liability in accordance with our recent Missouri rate case settlement. These contracts were primarily purchased to offset the risk of increasing natural gas prices to our Missouri electric operations.

•

Cost of sales decreased and gross profit increased by $12.7 million due to demand charges for purchased capacity from the Aries plant in 2005 but not in 2006. Partially offsetting that decrease was a $4.0 million increase in fuel costs above what could be recovered through customer rates and a $2.2 million increase in transmission costs related to purchased power.

•	Sales and cost of sales increased $28.6 million and $29.7 million, respectively, from increased sales for resale, resulting in a gross profit decrease of $1.1 million.

Operation and Maintenance Expense

Operation and maintenance expense increased $7.3 million in 2006 compared to 2005. A primary factor contributing to this increase was a change in the allocation of executive management and central services costs effective January 1, 2006 to no longer allocate these costs to our held-for-sale utilities. This change resulted in an increased allocation of these costs to our Electric Utilities of approximately $5.2 million and a corresponding decreased allocation to our Gas Utilities. Also included in the year-to-date expense increase was a $3.5 million increase in labor and benefit costs that was partially offset by a $1.4 million decrease in outside services costs primarily related to the 2005 ice storm.

Other Income (Expense)

Other income (expense) decreased $5.0 million primarily due to decreased AFUDC associated with the construction of our South Harper peaking facility in 2005.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $3.1 million due to $1.8 million in additional depreciation of our South Harper peaking facility which was placed in service in the third quarter of 2005 and $1.3 million in additional depreciation related to centralized assets such as our billing system and call centers. The change in the allocation of central services costs mentioned above resulted in an increased allocation of centralized asset depreciation to our Electric Utilities and a corresponding decreased allocation to our Gas Utilities.

Current Developments

Iatan 2

Our power supply plan indicates the need for additional base-load capacity in Missouri after 2009. KCPL is developing Iatan 2, an 850 MW coal-fired generating unit. The additional generating capacity is planned for commercial operation in 2010. Effective June 12, 2006, we entered into the Iatan Unit 2 and Common Facilities Ownership Agreement (the Ownership Agreement) with KCPL, The Empire District Electric Company, Kansas Electric Power Cooperative, Inc., and Missouri Joint Municipal Electric Utility Commission. The Ownership Agreement provides for the construction, ownership and operation of Iatan 2 adjacent to the existing Iatan electric generation station located in Platte County, Missouri. We will own an 18% undivided interest in Iatan 2, which will be constructed and operated by KCPL. We will reimburse KCPL for our pro rata share of the construction, operating and maintenance costs of, and will be entitled to the energy from our pro rata share of, Iatan 2 generating capacity under the Ownership Agreement.

Potential Aries Acquisition

In December 2005, Calpine and certain of its subsidiaries filed for bankruptcy. As part of its plan of reorganization, Calpine announced its intention to sell by the end of 2006 certain power plants owned by it or its subsidiaries. Calpine indirectly owns the Aries Facility, a 585 MW natural gas-fired, combined-cycle generating plant located in Pleasant Hill, Missouri. Given its location within our service territory and our long-term resource needs in Missouri, we would be interested in acquiring the Aries Facility to serve our Missouri Public Service electric customers if Calpine elects to sell the Aries Facility as part of the bankruptcy process. Accordingly, if Calpine elects to sell the Aries Facility, we intend to participate in the sale process and, if appropriate, we may submit a bid for the power plant.

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

In July 2005, Union Pacific railroad notified us and other utilities receiving coal shipments from the Southern Powder River Basin that a force majeure event requiring maintenance on rail lines resulted in a 15-20% reduction in contracted deliveries through November 2005. Other weather and track problems have continued to limit coal deliveries during 2006. We have analyzed the potential effects of these reductions in deliveries on our owned coal-fired power plants and believe that our coal inventory levels are sufficient, assuming continued deliveries at these levels, to carry us through the third quarter without significantly reducing utilization of these plants below current levels. We continue to hold discussions with KCPL and Westar regarding our jointly-owned plants, Iatan and Jeffrey, respectively. Iatan and Jeffrey currently have sufficient inventory to allow operation without coal conservation during the third quarter assuming rail deliveries continue as expected.

As discussed in Note 4 to the Consolidated Financial Statements, certain allocated executive management and centralized services costs associated with our electric and gas utility divisions sold or held for sale cannot be immediately eliminated when the asset sales close. We intend to eliminate these costs to the greatest extent possible. To the extent we are unsuccessful in eliminating these costs, our earnings could be adversely affected.

We have entered into a program for our Missouri electric utility operations to mitigate our exposure to natural gas price volatility in the market. This program extends multiple years and the mark-to-market liability position of the portfolio of $6.9 million related to contracts that will settle against actual purchases of natural gas and purchased power in 2006 through 2008. In connection with the recently settled Missouri electric rate case, we agreed that these contracts would be recognized into cost of sales when they settle. A net regulatory asset has been recorded under SFAS No 71, “Accounting for the Effects of Certain Types of Regulation,” (SFAS 71) in the amount of $6.9 million to reflect the change in the timing of recognition authorized by the Missouri Commission.

As a result of the fuel adjustment clause legislation signed into law in July 2005, the Missouri Commission will set forth rules regarding the implementation and definition of costs to be recovered in a fuel adjustment mechanism for our Missouri electric operations. On July 17, 2006, rules proposed by the Missouri Commission that pertain to electric utility fuel and purchased power adjustment mechanisms were published for comments. We expect the value of our NYMEX financial contracts to be a part of the defined costs to be recovered through the fuel adjustment clause. If so, the settlement of the contracts, as well as the cost of the physical fuel and purchased power from the marketplace, will flow through to the customer.

Gas Utilities

The table below summarizes the operations of our Colorado, Iowa, Kansas and Nebraska Gas Utilities, which represent substantially all of our continuing gas operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in millions	2006	2005	2006	2005
Sales:
Natural gas—regulated	$88.7	$84.6	$341.9	$312.0
Other—non-regulated	6.6	4.1	16.4	8.2
Total sales	95.3	88.7	358.3	320.2
Cost of sales:
Natural gas—regulated	56.8	56.1	256.3	229.3
Other—non-regulated	4.4	1.8	11.9	3.9
Total cost of sales	61.2	57.9	268.2	233.2
Gross profit	34.1	30.8	90.1	87.0
Operation and maintenance expense	28.2	29.1	55.9	59.7
Taxes other than income taxes	3.1	2.8	6.1	5.5
Other income (expense)	(.2)	.1	(.4)	.2
EBITDA	$2.6	$(1.0)	$27.7	$22.0

Depreciation and amortization expense	$8.1	$8.8	$16.9	$18.2

Gas sales and transportation volumes (Bcf)	18.3	16.0	51.7	51.2
Gas customers at end of period			508,878	499,648

Quarter-to-Quarter

Sales, Cost of Sales and Gross Profit

Sales and cost of sales for the Gas Utilities business increased $6.6 million and $3.3 million, respectively, for a gross profit increase of $3.3 million in 2006 compared to 2005. These changes were primarily due to the following factors:

•

Sales and cost of sales increased approximately $3.0 million due to a 3.4% increase in natural gas prices. However, because gas purchase costs for our gas utility operations are passed through to our customers, the change in gas prices did not have a corresponding impact on gross profit.

•

Sales and gross profit increased by $1.8 million due to a rate increase in Iowa effective in May 2005 on an interim basis and finalized in March 2006, and a rate increase in Kansas effective in June 2005.

•	Unusually mild weather decreased gas volumes sold and reduced sales, cost of sales and gross profit by $3.1 million, $2.8 million and $.3 million, respectively, in the second quarter of 2006.

•	Sales and gross profit increased $1.3 million due to revenue from transition services provided to the purchaser of our Michigan utility assets.

•

Non-regulated sales and cost of sales increased $2.5 million and $2.6 million, respectively, for a gross profit decrease of $.1 million primarily due to the resale of excess natural gas resulting from weather-related sales volume decreases.

Operation and Maintenance Expense

Operation and maintenance expense decreased $.9 million in 2006 compared to 2005. The primary cause of the decrease was a change in the allocation of executive management and central services costs effective January 1, 2006 to no longer allocate these costs to our held-for-sale utilities. This change resulted in an increased allocation of these costs to our Electric Utilities of approximately $2.6 million and a corresponding decreased allocation to our Gas Utilities. Partially offsetting this decrease were higher insurance and benefit costs.

Year-to-Date

Sales, Cost of Sales and Gross Profit

Sales and cost of sales for the Gas Utilities business increased $38.1 million and $35.0 million, respectively, for a gross profit increase of $3.1 million in 2006 compared to 2005. These changes were primarily due to the following factors:

•

Sales and cost of sales increased approximately $54.1 million due to a 26.7% increase in natural gas prices. However, because gas purchase costs for our gas utility operations are passed through to our customers, the change in gas prices did not have a corresponding impact on gross profit.

•

Sales and gross profit increased by $2.8 million due to an interim rate increase in Iowa effective in May 2005 on an interim basis and finalized in March 2006, and a rate increase in Kansas effective in June 2005, plus $.8 million of additional margin from an increase in customers.

•	Unusually mild winter weather decreased gas volumes sold and reduced sales, cost of sales and gross profit by $32.9 million, $30.7 million and $2.2 million, respectively, in the first half of 2006.

•	Sales and gross profit increased $1.3 million due to revenue from transition services provided to the purchaser of our Michigan utility assets.

•

Non-regulated sales, cost of sales and gross profit increased $8.2 million, $8.0 million and $.2 million, respectively, primarily due to the resale of excess natural gas resulting from weather-related sales volume decreases.

Operation and Maintenance Expense

Operation and maintenance expense decreased $3.8 million in 2006 compared to 2005. The primary cause of the decrease was a change in the allocation of executive management and central services costs effective January 1, 2006 to no longer allocate these costs to our held-for-sale utilities. This change resulted in an increased allocation of these costs to our Electric Utilities of approximately $5.2 million and a corresponding decreased allocation to our Gas Utilities. Partially offsetting this decrease were higher insurance and benefit costs.

Regulatory Matters

The following is a summary of our recent rate case activity:

In millions	Type of Service	Date Requested	Date Effective	Amount Requested	Amount Approved
Kansas (1)	Electric	6/2004	4/2005	$16.4	$8.0
Kansas (2)	Gas	11/2004	6/2005	6.2	2.7
Iowa (3)	Gas	5/2005	3/2006	4.1	2.9
Missouri (4)	Electric	5/2005	3/2006	78.6	44.8
Missouri (4)	Steam	5/2005	3/2006	5.0	4.5
Missouri (5)	Electric	7/2006	Pending	118.9	Pending

(1)	In connection with the settlement, our Energy Cost Adjustment (ECA) provision was modified to allow the pass through of SO2 emission allowance costs to customers.

(2)	The Kansas gas settlement also included $244,000 per year for three years for a pipe replacement program.

(3)

Under Iowa regulations, we instituted interim rates, subject to refund, totaling approximately $1.7 million in May 2005. On March 1, 2006, the Iowa Utilities Board (IUB) issued an order approving a $2.9 million rate increase, including recovery of rate case costs. The order denied a settlement provision that would have established a recovery mechanism for investments in distribution system integrity. However, at our request, the IUB agreed to rehear the distribution system integrity issue. A hearing was held on June 9, 2006 and we await the IUB’s decision. Final rates became effective March 17, 2006.

(4)

The Missouri electric settlement terminated the interim energy charge established in our 2003 rate case filing and required a $1.0 million refund to our St. Joseph Light & Power customers as part of the termination. The settlement also established the value of our South Harper peaking facility at approximately $140 million, resulting in an additional $4.4 million impairment of the plant’s turbines. The settlement was approved by the Missouri Commission on February 23, 2006, and the new rates became effective March 1, 2006. In addition, in February 2006, we settled the Missouri steam rate case for a $4.5 million rate increase. This settlement includes a provision for sharing 80% of fuel cost variability from the established base fuel rates. It was approved by the Missouri Commission in February 2006 and the new rates became effective March 6, 2006.

(5)

On July 3, 2006, we filed for a $94.5 million rate increase in our Missouri Public Service territory and a $24.4 million increase in our St. Joseph Light & Power territory. These increases were requested to recover increases in the cost of fuel and purchase power capacity and increased operating costs. In addition, we requested the implementation of a fuel adjustment clause.

Merchant Services

The table below summarizes the operations of our Merchant Services businesses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2006	2005	2006	2005
Sales	$(1.4)	$11.5	$(2.9)	$(6.9)
Cost of sales	8.1	9.7	17.8	22.2
Gross profit (loss)	(9.5)	1.8	(20.7)	(29.1)
Operating expenses:
Operation and maintenance expense (income), net	2.8	(4.1)	(.3)	.3
Taxes other than income taxes	(4.9)	.1	(4.5)	(7.0)
Restructuring charges	–	–	–	6.6
Net (gain) loss on sale of assets and other charges	218.0	–	218.7	(25.6)
Total operating expenses (income), net	215.9	(4.0)	213.9	(25.7)
Other income	.8	1.2	2.6	3.1
Earnings (loss) before interest, taxes, depreciation and amortization	$(224.6)	$7.0	$(232.0)	$(.3)

Depreciation and amortization expense	$1.0	$1.8	$2.1	$3.6

We show our gains and losses from energy trading contracts on a net basis. To the extent losses exceeded gains, sales are shown as a negative number.

Quarter-to-Quarter

Sales, Cost of Sales and Gross Loss

Gross loss for our Merchant Services operations for the three months ended June 30, 2006 was $9.5 million, primarily due to the following factors:

•

We made fixed capacity payments evenly throughout the year that entitled us to generate power at the Elwood plant. In the second quarter of 2006, we recorded net margin losses associated with these agreements of $8.2 million. The cost to purchase natural gas to fuel this power plant generally exceeded the value of the power that could be generated. Accordingly, we did not generate material revenues. In June 2006, we completed a transaction that transferred our obligations under the Elwood tolling agreement to a third party.

•

We also incurred margin losses of $1.8 million resulting from the difference between revenue recognized on our two remaining long-term gas contracts compared to the net cost of gas delivered under these contracts.

•	We generated $.4 million of gross profit related to the settlement of various contracts and trade positions in the second quarter of 2006 due to the wind-down of our merchant operations.

Gross profit for our Merchant Services operations for the three months ended June 30, 2005 was $1.8 million, primarily due to the following factors:

•	In the second quarter of 2005, we terminated certain commodity and interest rate hedges and were released from our contingent obligation to the buyer of our former merchant loan portfolio. As a result, we reversed related reserves of $7.1 million associated with these contracts.

•

As part of the continued wind-down of our wholesale energy trading operations, we assigned the final year of our obligation under a stream flow contract to a third party and recorded additional margin of $1.4 million in the second quarter of 2005. The assignment of the final year of this contract was made in exchange for a payment of approximately $7.5 million and reduced our life of contract value-at-risk from $24.0 million at March 31, 2005 to $6.1 million at June 30, 2005.

•	We generated $2.8 million of gross profit related to the settlement of various contracts and trade positions in the second quarter of 2005 due to the wind-down of our merchant operations.

•	In the second quarter of 2005, we recorded a net margin loss of $8.3 million associated with our Elwood tolling agreement. We did not generate material revenues on this capacity.

•

We also incurred margin losses of $1.7 million resulting from the difference between revenue recognized on our two remaining long-term gas delivery contracts compared to the net cost of gas delivered under these contracts.

Operation and Maintenance Expense

Operation and maintenance expense increased $6.9 million primarily due to the 2005 reversal of $7.1 million of allowances for bad debts provided in prior years as our receivable balance declined with the roll-off of the legacy trading portfolio that did not recur in 2006.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased $5.0 million from 2005 primarily due to a Canadian goods and services tax refund we received in 2006 related to an audit adjustment from prior periods. No significant refunds were received in 2005.

Net (Gain) Loss on Sale of Assets and Other Charges

In the second quarter of 2006, we recorded a pretax loss of $218.0 million on the assignment of our rights and obligations under the Elwood tolling agreement.

Year-to-Date

Sales, Cost of Sales and Gross Loss

Gross loss for our Merchant Services operations for the six months ended June 30, 2006 was $20.7 million, primarily due to the following factors:

•	In the first six months of 2006, we recorded net margin losses associated with our Elwood tolling agreements of $17.8 million. We did not generate material revenues on this capacity.

•

We also incurred margin losses of $3.9 million resulting from the difference between revenue recognized on our two remaining long-term gas contracts compared to the net cost of gas delivered under these contracts.

•	Partially offsetting the gross loss in 2006 was $1.0 million of gross profit related to the settlement of various contracts and trade positions due to the wind-down of our merchant operations.

Gross loss for our Merchant Services operations for the six months ended June 30, 2005 was $29.1 million, primarily due to the following factors:

•	In the first six months of 2005, we recorded a net margin loss of $16.1 million associated with our Elwood tolling agreement. We did not generate material revenues on this capacity.

•	Included in our gross loss for the six months ended June 30, 2005 were mark-to-market losses of approximately $9.8 million, related to our stream flow transaction.

•

We recorded a margin loss of $4.5 million on the write-off of certain balances retained in our previous sale of gas pipeline investments in 2005, and $2.6 million of margin losses related to the settlement of various contracts and trade positions due to the wind-down of the merchant.

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

Taxes Other Than Income Taxes

Taxes other than income taxes decreased $2.5 million from 2005 primarily due to the difference between the $7.1 million refund of value added taxes we received in 2005 and the $5.7 million refund of Canadian goods and services taxes we received in 2006.

Restructuring Charges

Restructuring charges decreased $6.6 million in the first half of 2006, primarily due to the 2005 termination of the majority of the remaining leases associated with our former Merchant Services headquarters that did not recur in 2006.

Net (Gain) Loss on Sale of Assets and Other Charges

In the first six months of 2006, we recorded a pretax loss of $218.0 million on the assignment of our rights and obligations under the Elwood tolling agreement. In 2005, we had pretax gains of $16.3 million on the assignment of our rights and obligations under the Batesville tolling agreement and related forward sale contract and $9.3 million on the sale of our stock investment in ICE.

Earnings Trend and Impact of Changing Business Environment

The merchant energy sector has been negatively impacted by the increase in generation capacity that became operational in 2002 and 2003. This increase in supply has placed downward pressure on power prices and subsequently the value of unsold merchant generation capacity. Although weather and market conditions enabled us to generate $2.3 million of gross profit in 2005, it is generally expected that the fuel and start-up costs of operating our Crossroads peaking power plant will exceed the revenues that would be generated from the power sold. We therefore believe that during the foreseeable future we will have limited assurance of our ability to generate power at the Crossroads facility for a gross profit. We will continue to have operating and maintenance costs associated with this plant, whether it is being utilized to generate power or is idle. We continue to look for viable solutions to the utilization of our unsold merchant generation capacity. Additionally, we continue to wind down and terminate our remaining trading positions with various counterparties. However, it will take a number of years to complete the wind-down, and we continue to deliver gas under our remaining long-term gas contracts. Because most of our remaining trading positions are hedged, we should experience limited fluctuation in earnings or losses other than the impacts from counterparty credit, the discounting or accretion of interest, and the termination or liquidation of additional trading contracts. As a result of the above factors, we do not expect Merchant Services to be profitable in the near future.

We evaluated the carrying value of our Crossroads merchant peaking power plant as of December 31, 2005. We performed this evaluation due to reduced spark spreads and an oversupply of generation that we expect will continue for the foreseeable future. This situation has prevented the plant from producing significant margins and, in turn, has created losses for us. It is forecasted that these losses will continue for the next few years. We separately tested the cash flows for the plant based on estimated margin contributions and forecasted operating expenses over its remaining plant life. The peaking plant was placed into service in 2002 and we depreciate the facility over 35 years. In evaluating future estimated margin contributions, we used external price curves based on four different future price environments. In each environment, we calculated an average margin contribution based on a multi-simulation scenario analysis and then equally weighted each price environment. Based on this analysis and the level of probability we would sell the asset, the undiscounted probability weighted cash flows for the plant exceeded its current book value. Therefore, under SFAS 144 no impairment was required as of December 31, 2005. We have evaluated this asset as held and used. If at some future date we determine this asset is held for sale, based on current market values, we would likely record a material impairment charge. As of June 30, 2006, the carrying value of this plant was $120.7 million.

Corporate and Other

The table below summarizes the operating results of Corporate and Other:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2006	2005	2006	2005
Sales	$.1	$–	$.1	$–
Cost of sales	–	–	–	–
Gross profit	.1	–	.1	–
Operating expenses:
Operation and maintenance expense	$3.9	$5.8	$7.6	$8.8
Taxes other than income taxes	.1	.1	.2	.2
Restructuring charges	2.9	–	4.9	–
Net loss on sale of assets and other charges	22.7	–	22.7	–
Total operating expenses	29.6	5.9	35.4	9.0
Other income	6.0	1.9	6.2	3.3
Earnings (loss) before interest, taxes, depreciation and amortization	$(23.5)	$(4.0)	$(29.1)	$(5.7)

Depreciation and amortization expense	$(1.1)	$–	$(1.2)	$–

Quarter-to-Quarter

Restructuring Charges

In connection with the sale of our Kansas electric and Michigan, Minnesota and Missouri gas operations, management has adopted and communicated to employees a plan to reduce executive management and central services costs, which includes the elimination of approximately 220 positions through attrition and involuntary terminations. Approximately $2.9 million of the estimated total of $5.4 million of one-time termination benefits were accrued in the second quarter of 2006.

Net (Gain) Loss on Sale of Assets and Other Charges

In the second quarter of 2006, we recorded a pretax loss of $22.7 million upon the completion of a cash tender offer that resulted in the early retirement of approximately $350 million of outstanding senior notes.

Other Income

Other income increased $4.1 million in 2006 compared to 2005 primarily due to increased interest income on available cash balances partially offset by additional letter of credit fees under our $180 million Revolving Credit and Letter of Credit Facility.

Year-to-Date

Restructuring Charges

In connection with the sale of our Kansas electric and Michigan, Minnesota and Missouri gas operations, management has adopted and communicated to employees a plan to reduce executive management and central services costs, which includes the elimination of approximately 220 positions through attrition and involuntary terminations. Approximately $4.9 million of the estimated total of $5.4 million of one-time termination benefits were accrued in the first half of 2006.

Net (Gain) Loss on Sale of Assets and Other Charges

In the second quarter of 2006, we recorded a pretax loss of $22.7 million upon the completion of a cash tender offer that resulted in the early retirement of approximately $350 million of outstanding senior notes.

Other Income

Other income increased $2.9 million in 2006 compared to 2005 primarily due to increased interest income on available cash balances partially offset by additional letter of credit fees under our $180 million Revolving Credit and Letter of Credit Facility.

Interest Expense and Income Tax Benefit

The table below summarizes our consolidated interest expense and income tax benefit:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2006	2005	2006	2005

Interest expense	$44.7	$40.7	$81.7	$79.9
Income tax benefit	$22.9	$12.9	$33.7	$22.1

Quarter-to-Quarter

Interest Expense

Interest expense increased $4.0 million in 2006 compared to 2005 primarily due to $9.0 million of decreased allocations of interest to discontinued operations due to the completion of the sale of certain assets and $1.5 million of increased interest on floating rate debt. These increases were offset in part by the early conversion of the PIES in July 2005 which decreased interest expense by $5.8 million.

Income Tax Benefit

Income tax benefit increased $10.0 million in 2006 compared to 2005 primarily as a result of an increase in losses from continuing operations before income taxes in 2006 compared to 2005. The effective tax rate in 2006 was 8.3% compared to 35.3% in 2005 as a result of the $82.8 million reserve for contingent tax liabilities provided in the second quarter of 2006 in connection with the $218 million loss on the assignment of our obligations under the Elwood tolling agreement, offset in part by non-deductible interest on the PIES in 2005.

Year-to-Date

Interest Expense

Interest expense increased $1.8 million in 2006 compared to 2005 primarily due to $11.1 million of decreased allocations of interest to discontinued operations due to the completion of the sale of certain assets, $2.7 million of increased interest on floating rate debt and $1.2 million of increased interest and fees on our revolving lines of credit. This increase was offset in part by early conversion of the PIES in July 2005 which decreased interest expense by $11.6 million and $1.2 million decrease from other debt retirements in 2005.

Income Tax Benefit

Income tax benefit increased $11.6 million in 2006 compared to 2005 primarily as a result of an increase in losses from continuing operations before income taxes in 2006 compared to 2005. The effective tax rate in 2006 was 11.1% compared to 37.5% in 2005 as a result of the $82.8 million reserve for contingent tax liabilities provided in the second quarter of 2006 in connection with the $218 million loss on the assignment of our obligations under the Elwood tolling agreement and the 2005 reversal of $3.7 million of income tax valuation allowances previously provided on capital losses due to the recognition of a capital gain on the sale of our ICE shares in March 2005, offset in part by non-deductible interest on the PIES in 2005.

Discontinued Operations

As further discussed in Note 4 to the Consolidated Financial Statements, we have reported the results of operations of our Kansas electric utility, our former Michigan, Minnesota and Missouri gas utilities, our former Raccoon Creek and Goose Creek merchant peaking plants and our former Everest Connections business, in discontinued operations in the Consolidated Statements of Income for all periods presented. The operating results of these operations are summarized in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in millions	2006	2005	2006	2005
Sales	$107.5	$144.8	$417.5	$443.0
Cost of sales	58.6	88.7	292.1	306.2
Gross profit	48.9	56.1	125.4	136.8
Operation expenses:
Operation and maintenance expense	21.3	26.7	50.0	53.4
Taxes other than income taxes	4.3	3.2	8.4	2.8
Restructuring charges	1.3	–	2.0	–
Net (gain) loss on sale of assets and other charges	(147.1)	–	(148.6)	–
Total operating expenses (income)	(120.2)	29.9	(88.2)	56.2
Other income (expense)	.8	(.3)	.5	(.2)
EBITDA	169.9	25.9	214.1	80.4
Depreciation and amortization expense	.3	13.2	.9	25.7
Interest expense	9.3	18.2	26.2	37.2
Income (loss) before income taxes	160.3	(5.5)	187.0	17.5
Income tax expense (benefit)	62.5	(1.9)	72.7	7.2
Earnings (loss) from discontinued operations, net of tax	$97.8	$(3.6)	$114.3	$10.3

Electric sales and transportation volumes (GWh)	584.6	555.3	1,085.6	1,090.0
Electric customers at end of period			69,150	69,006
Gas sales and transportation volumes (Bcf)	15.3	24.6	52.6	70.4
Gas customers at end of period			202,969	408,403

Quarter-to-Quarter

Sales, Cost of Sales and Gross Profit

Electric Utilities

Sales, cost of sales and gross profit for our Kansas electric utility increased $5.6 million, $2.8 million and $2.8 million, respectively, in 2006 compared to 2005. Sales and gross profit increased by $.5 million due to a rate increase in Kansas effective in April 2005, $.8 million due to warmer weather in the second quarter of 2006 and $1.1 million due to increased transmission and other revenues.

Gas Utilities

Sales and cost of sales for our Michigan, Minnesota, and Missouri gas utilities decreased $39.3 million and $29.1 million, respectively, resulting in a gross profit decrease of $10.2 million. The sale of our Michigan and Missouri gas operations decreased sales, cost of sales and gross profit by $31.3 million, $23.2 million and $8.1 million, respectively. Sales and cost of sales increased approximately

$3.3 million due to a 19.3% increase in gas costs which were passed through to our customers with no impact on gross profit. Unseasonably mild weather decreased gas volumes sold and reduced sales, cost of sales and gross profit, primarily in Michigan and Minnesota, by $10.6 million, $9.6 million and $1.0 million, respectively, in the second quarter of 2006.

Operation and Maintenance Expense

Operation and maintenance expense decreased $5.4 million in 2006 compared to 2005 primarily as a result of the sale of our former Michigan and Missouri gas operations.

Net (Gain) Loss on Sale of Assets and Other Charges

In the second quarter of 2006, we closed on the sale of our Michigan gas operations, our Missouri gas operations and Everest Connections and recognized gains of $91.8 million, $30.2 million and $26.1 million, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $12.9 million in 2006 compared to 2005 as a result of the elimination of depreciation from our Kansas electric and Michigan, Minnesota and Missouri gas utility businesses, Goose Creek and Raccoon Creek peaking plants and Everest Connections in the second quarter of 2006, due to their classification as held for sale in accordance with SFAS 144. SFAS 144 requires that depreciation expense no longer be recorded for those assets classified for accounting purposes as held for sale.

Interest Expense

Interest expense decreased $8.9 million in 2006 compared to 2005 as the allocations to our Michigan gas operations, our Missouri gas operations and our two Illinois merchant peaking facilities ended when they were sold.

Income Tax Expense (Benefit)

Income tax expense increased $64.4 million in 2006 compared to 2005 due to the increased income before income taxes resulting from the gains on sale discussed above.

The effective income tax rate for 2006 was 39.0% compared to 34.5% for 2005 due to the significance of the $91.8 million gain on the sale of our Michigan gas operations. The gain is not subject to state income tax because the state of Michigan has imposed a Single Business Tax which is not considered a state income tax, offset by effect of the write-off of non-deductible acquisition premiums in the pretax gain.

Year-to-Date

Sales, Cost of Sales and Gross Profit

Electric Utilities

Sales, cost of sales and gross profit for our Kansas electric utility increased $9.3 million, $3.2 million and $6.1 million, respectively, in 2006 compared to 2005. Sales and gross profit increased by $2.1 million due to a rate increase in Kansas effective in April 2005, $1.0 million due to warmer weather in the first half of 2006 and $.9 million due to increased transmission and other revenues. Lower demand charges and transmission costs combined with the positive impact of emission allowance cost recovery in the ECA resulted in a net $1.5 million increase in gross profit.

Gas Utilities

Sales and cost of sales for our Michigan, Minnesota, and Missouri gas utilities decreased $32.3 million and $14.9 million, respectively, resulting in a gross profit decrease of $17.4 million. The sale of our Michigan and Missouri gas operations decreased sales, cost of sales and gross profit by $31.3 million, $23.2 million and $8.1 million, respectively. Sales and cost of sales increased approximately $50.8 million due to a 32.8% increase in gas costs which were passed through to our customers with no impact on gross profit. Unseasonably mild winter weather decreased gas volumes sold and reduced sales, cost of sales and gross profit, primarily in Michigan and Minnesota, by $52.0 million, $44.2 million and $7.8 million, respectively, in the first half of 2006.

Operation and Maintenance Expense

Operation and maintenance expense decreased $3.4 million in 2006 compared to 2005 primarily as a result of the sale of our Michigan and Missouri gas operations in the second quarter of 2006, offset in part by increased labor and benefit costs in 2006.

Taxes Other Than Income Taxes

Taxes other than income taxes increased $5.6 million in 2006 compared to 2005, primarily due to a Minnesota property tax settlement in 2005 regarding protested property valuations in prior tax years.

Net (Gain) Loss on Sale of Assets and Other Charges

In the first six months of 2006, we closed on the sale of our Michigan gas operations, our Missouri gas operations and Everest Connections and recognized gains of $93.2 million, $30.2 million and $26.1 million, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $24.8 million in 2006 compared to 2005 as a result of the elimination of depreciation from our Kansas electric and Michigan, Minnesota and Missouri gas utility businesses, Goose Creek and Raccoon Creek peaking plants and Everest Connections in the first half of 2006, due to their classification as held for sale in accordance with SFAS 144.

Interest Expense

Interest expense decreased $11.0 million in 2006 compared to 2005 as the allocations to our Michigan gas operations, our Missouri gas operations and our two Illinois merchant peaking facilities ended when they were sold. In addition, allocations to the Illinois merchant peaking facilities decreased in the first quarter of 2006 due to the decrease in the proportion of these assets to total net assets resulting from the impairment charges recognized in the fourth quarter of 2005.

Income Tax Expense (Benefit)

Income tax expense increased $65.5 million in 2006 compared to 2005 due to the increased income before income taxes resulting from the gains on the sale discussed above. The effective income tax rate for 2006 was 38.9% compared to 41.1% for 2005 due to the significance of the $93.2 million gain on the sale of our Michigan gas operations discussed above.

Significant Balance Sheet Movements

Total assets decreased by $1,033.6 million since December 31, 2005. This decrease is primarily due to the following:

•	Cash increased $186.9 million. See our Consolidated Statement of Cash Flows for analysis of this increase.

•	Short-term investments increased $39.2 million as we moved funds in excess of immediate liquidity needs into investments with terms longer than three months.

•

Funds on deposit decreased $177.2 million, primarily due to the return of margin deposits associated with the seasonal decrease in gas purchases by our regulated utilities and the replacement of cash-collateralized letters of credit with unsecured letters of credit.

•

Accounts receivable decreased $197.3 million, primarily reflecting seasonal declines in regulated gas customer deliveries, the effects of lower natural gas prices, and lower volumes of gas and electricity delivered due to our exit from wholesale energy trading.

•

Price risk management assets decreased $169.5 million, primarily due to a decrease in natural gas prices since December 31, 2005 and the expiration of gas forward contracts and options at the end of the winter heating season.

•	Other current assets decreased $48.1 million due to lower prepaid gas purchased and purchased gas costs adjustment clause regulatory assets at the end of the winter heating season

•

Current assets of discontinued operations decreased $212.8 million, primarily due to the sale of our Michigan and Missouri natural gas distribution businesses, reduced gas storage inventory, the effects of seasonal declines in regulated gas customer usage and lower natural gas prices.

•

Non-current assets of discontinued operations decreased $449.0 million primarily due to the sale of our Michigan and Missouri natural gas distribution businesses and our Goose Creek and Raccoon Creek Energy facilities.

Total liabilities decreased by $878.9 million and common shareholders’ equity decreased by $154.7 million since December 31, 2005. These changes are primarily attributable to the following:

•

Accounts payable decreased by $262.0 million, primarily reflecting the seasonal decrease in gas purchases by our regulated utilities, the effects of lower natural gas prices, and lower volumes of gas and electricity delivered due to our exit from wholesale energy trading.

•

Price risk management liabilities decreased $131.3 million, primarily due to a decrease in natural gas prices since December 31, 2005 and the expiration of gas forward contracts and options at the end of the winter heating season.

•

Other accrued liabilities decreased $40.4 million primarily due to the deferral of mark-to-market gains on derivative contracts for natural gas to be passed on to our utility customers at December 31, 2005 which were settled by June 30, 2006.

•

Customer funds on deposit decreased $53.1 million, primarily due to the return of postings required from our merchant and utilities counterparties at December 31, 2005 due to the impact of lower natural gas prices on our positions with these counterparties and the expiration of gas forward contracts and options at the end of the winter heating season.

•	Long-term debt including current maturities of long-term debt, decreased $361.8 million primarily due to the early retirement of debt discussed in Note 7 to the Consolidated Financial Statements.

•

Deferred income taxes and credits increased $44.9 million primarily due to the reserve for contingent taxes provided in connection with our exit from the Elwood tolling contract and the reversal of temporary differences associated with the sale of assets, offset in part by net operating loss tax benefits generated in the period.

•	Current and non-current liabilities of discontinued operations decreased $47.3 million, primarily due to the sale of our Michigan and Missouri natural gas distribution businesses.

•	Common shareholders equity decreased $154.7 million primarily due to the net loss for the six months ended June 30, 2006.

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

•

We may not close the sale of our Kansas electric utility division, or we may receive less net sale proceeds than anticipated due to purchase price adjustments or changes required to satisfy the conditions of regulatory orders pertaining to the asset sale.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Price Risk Management

We engage in price risk management activities for both trading and non-trading activities. Transactions carried out in connection with trading activities that are derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) are accounted for under the mark-to-market method of accounting. Under SFAS 133, our energy commodity trading contracts, including physical transactions (mainly gas and power) and financial instruments, are recorded at fair value. As part of the valuation of our portfolio, we value the credit risks associated with the financial condition of counterparties and the time value of money. We primarily use quoted market prices from published sources or comparable transactions in liquid markets to value our contracts. If actively quoted market prices are not available, we contact brokers and other external sources or use comparable transactions to obtain current values of our contracts. In addition, the market prices or fair values used in determining the value of the portfolio are our best estimates utilizing information such as historical volatility, time value, counterparty credit and the potential impact on market prices of liquidating our positions in an orderly manner over a reasonable period of time under current market conditions. When market prices are not readily available or determinable, certain contracts are recorded at fair value using an alternative approach such as model pricing.

The changes in fair value of our Utilities and Merchant Services derivative contracts for 2006 are summarized below:

In millions	Utilities	Merchant Services	Total

Fair value at December 31, 2005	$42.3	$31.6	$73.9
Change in fair value during the period	(34.2)	1.0	(33.2)
Contracts realized or cash settled	(5.0)	–	(5.0)
Fair value at June 30, 2006	$3.1	$32.6	$35.7

The fair value of contracts maturing in the remainder of 2006, each of the next three years and thereafter are shown below:

In millions	Utilities	Merchant Services	Total

2006	$(5.8)	$–	$(5.8)
2007	6.9	18.3	25.2
2008	2.0	6.8	8.8
2009	–	1.0	1.0
Thereafter	–	6.5	6.5
Total fair value	$3.1	$32.6	$35.7

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

Item 4. Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Accounting Officer (CAO) (our principal financial and accounting officer) are responsible for establishing and maintaining the company’s disclosure controls and procedures. These controls and procedures were designed to ensure that material information relating to the company and its subsidiaries are communicated to the CEO and the CAO. We evaluated these disclosure controls and procedures as of the end of the period covered by this report under the supervision of our CEO and CAO. Based on this evaluation, our CEO and CAO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the SEC. There has been no change in our internal controls over financial reporting during the quarters covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as discussed in the following paragraph.

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

Part II – Other Information

Item 1. Legal Proceedings

Information on our legal proceedings is set forth in Note 9 to the Consolidated Financial Statements, which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Securities Holders

We held our annual meeting of shareholders on May 3, 2006. At the meeting, the following matter was voted on by the shareholders:

1.	Election of Directors:

Director	Term	Votes For	Votes Withheld

Richard C. Green	3 years	299,132,852	12,100,878
Dr. Michael M. Crow	3 years	301,855,826	9,377,904

Following the election, our Board of Directors consisted of Richard C. Green (Chairman); Herman Cain; Dr. Michael M. Crow; Irvine O. Hockaday, Jr.; Heidi E. Hutter; Dr. Stanley O. Ikenberry; Patrick J. Lynch; and Nicholas J. Singer.

2.	Ratification of Appointment of KPMG LLP as the Company’s independent registered public accountant for 2006:

Votes For	Votes Against	Votes Abstain

306,498,207	3,722,556	1,012,967

Item 6. Exhibits

(a) List of Exhibits

Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated below.

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer under Section 302
31.2*	Certification of Chief Accounting Officer under Section 302
32.1*	Certification of Chief Executive Officer under Section 906
32.2*	Certification of Chief Accounting Officer under Section 906

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aquila, Inc.

By:	/s/ Beth A. Armstrong Beth A. Armstrong Chief Accounting Officer
Signing on behalf of the registrant and as principal financial and accounting officer

Date:	August 2, 2006