Form 10-Q
period 2007-03-31
AQUILA  INC
filed 2007-05-08
CIK 66960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

_______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelereated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2007
Common Stock, $1 par value	374,683,578

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Information regarding the consolidated financial statements is on pages 5 through 28.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is on pages 28 through 43.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk as described on pages 66 through 69 of our 2006 Annual Report on Form 10-K. See discussion on page 44 of this document for changes in market risk since December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Information regarding disclosure controls and procedures is on page 45.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is on page 45.

ITEM 1A. RISK FACTORS

Information regarding updated risk factors is on page 45. See pages 21 through 25 of our 2006 Annual Report on Form 10-K for a complete discussion of risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibits are on page 46.

Glossary of Terms and Abbreviations

AFUDC – Allowance for Funds Used During Construction.

Aquila Merchant – Aquila Merchant Services, Inc., our wholly-owned merchant energy subsidiary.

Black Hills – Black Hills Corporation, a South Dakota corporation.

Crossroads plant – the Crossroads Energy Center, a non-regulated, 340 MW electric generation “peaking” facility located in Clarksdale, Mississippi which is contractually controlled by Aquila.

EBITDA – Earnings before interest, taxes, depreciation and amortization.

EITF – Emerging Issues Task Force, an organization that is designed to assist the FASB in improving financial reporting through the identification, discussion and resolution of financial issues within the framework of existing authoritative literature.

ERISA – Employee Retirement Income Security Act of 1974, as amended.

Exchange Act – Securities Exchange Act of 1934, as amended.

FASB – Financial Accounting Standards Board, a rulemaking organization that establishes financial accounting and reporting standards in the United States of America.

FERC – Federal Energy Regulatory Commission, a governmental agency of the United States of America that, among other things, regulates interstate transmission and wholesale sales of electricity and gas and related matters.

FIN – FASB Interpretation intended to clarify accounting pronouncements previously issued by the FASB.

Fitch – Fitch Ratings, a leading global rating agency.

GAAP – Generally Accepted Accounting Principles in the United States of America.

Great Plains Energy – Great Plains Energy Incorporated, a Missouri corporation.

GWh – Gigawatt-hour.

IUB – Iowa Utilities Board, a governmental agency of the State of Iowa that, among other things, regulates the tariffs and service quality standards of our regulated utility operations in Iowa.

Kansas Commission – Kansas Corporation Commission, a governmental agency of the State of Kansas that, among other things, regulates the tariffs and service quality standards of our regulated utility operations in Kansas.

KCPL – Kansas City Power & Light Company, an electric utility company with operations in Missouri and Kansas that is wholly owned by Great Plains Energy.

LIBOR – London Inter-Bank Offering Rate.

Merger – the pending merger of Gregory Acquisition Corp., a wholly-owned subsidiary of Great Plains Energy, with and into Aquila.

Missouri Commission – Missouri Public Service Commission, a governmental agency of the State of Missouri that, among other things, regulates the tariffs and service quality standards of our regulated electric utility operations in Missouri.

Moody’s – Moody’s Investors Service, Inc., a leading global rating agency.

MW – Megawatt, which is one thousand kilowatts.

Nebraska Commission – Nebraska Public Service Commission, a governmental agency of the State of Nebraska that, among other things, regulates the tariffs and service quality standards of our regulated utility operations in Nebraska.

NYMEX – New York Mercantile Exchange.

OCI – Other Comprehensive Income (Loss) as defined by GAAP.

S&P – Standard and Poor’s, a division of The McGraw-Hill Companies, Inc., a leading global rating agency.

SEC – Securities and Exchange Commission, a governmental agency of the United States of America.

SFAS – Statement of Financial Accounting Standards, the accounting and financial reporting rules issued by FASB.

Westar – Westar Energy, Inc., a Kansas utility company.

Part I. Financial Information

Item 1. Financial Statements

Aquila, Inc.

Consolidated Statements of Income—Unaudited

	Three Months Ended
	March 31,
In millions, except per share amounts	2007	2006
Sales:
Electricity—regulated	$171.6	$169.3
Natural gas—regulated	270.7	253.2
Other—non-regulated	1.9	8.5
Total sales	444.2	431.0
Cost of sales:
Electricity—regulated	115.5	97.4
Natural gas—regulated	209.7	199.5
Other—non-regulated	2.4	17.3
Total cost of sales	327.6	314.2
Gross profit	116.6	116.8
Operating expenses:
Operation and maintenance expense	91.0	71.2
Taxes other than income taxes	8.9	8.9
Restructuring charges	1.6	2.0
Net loss on sale of assets and other charges	–	.7
Depreciation and amortization expense	27.2	27.1
Total operating expenses	128.7	109.9
Operating income (loss)	(12.1)	6.9
Other income (expense), net	5.8	1.7
Interest expense	34.7	37.0
Loss from continuing operations before income taxes	(41.0)	(28.4)
Income tax benefit	(13.8)	(10.8)
Loss from continuing operations	(27.2)	(17.6)
Earnings from discontinued operations, net of tax	2.9	16.5
Net loss	$(24.3)	$(1.1)
Basic and diluted earnings (loss) per common share:
Continuing operations	$(.07)	$(.05)
Discontinued operations	.01	.05
Net loss	$(.06)	$–
Dividends per common share	$–	$–

See accompanying notes to consolidated financial statements.

Aquila, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
In millions	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$202.9	$232.8
Funds on deposit	68.7	107.9
Accounts receivable, net	245.7	257.0
Inventories and supplies	96.4	116.0
Price risk management assets	95.1	71.3
Regulatory assets, current	.9	29.0
Other current assets	24.7	33.5
Current assets of discontinued operations	26.4	26.5
Total current assets	760.8	874.0
Utility plant, net	1,841.9	1,825.1
Non-utility plant, net	129.1	130.2
Price risk management assets	35.7	43.4
Goodwill, net	111.0	111.0
Regulatory assets	131.7	149.0
Deferred charges and other assets	54.6	53.6
Non-current assets of discontinued operations	298.4	286.1
Total Assets	$3,363.2	$3,472.4

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$5.1	$19.7
Accounts payable	141.3	205.4
Accrued interest	33.4	49.7
Regulatory liabilities, current	19.6	10.8
Accrued compensation and benefits	18.8	26.8
Pension and post-retirement benefits, current	3.5	3.5
Other accrued liabilities	103.9	94.3
Price risk management liabilities	71.5	74.5
Customer funds on deposit	16.6	15.6
Current liabilities of discontinued operations	4.1	1.4
Total current liabilities	417.8	501.7
Long-term liabilities:
Long-term debt, net	1,384.5	1,385.9
Deferred income taxes and credits	–	19.3
Price risk management liabilities	21.0	27.1
Pension and post-retirement benefits	73.7	72.5
Regulatory liabilities	73.5	72.4
Deferred credits	51.6	51.5
Non-current liabilities of discontinued operations	37.9	35.9
Total long-term liabilities	1,642.2	1,664.6

Common shareholders’ equity	1,303.2	1,306.1

Total Liabilities and Shareholders’ Equity	$3,363.2	$3,472.4

See accompanying notes to consolidated financial statements.

Aquila, Inc.

Consolidated Statements of Comprehensive Income—Unaudited

	Three Months Ended
	March 31,
In millions	2007	2006
Net loss	$(24.3)	$(1.1)
Other comprehensive income (loss), net of related tax:
Foreign currency adjustments:
Foreign currency translation adjustments, net of deferred tax expense (benefit) of $(.2) million for the three months ended March 31, 2006	–	(.3)
Reclassification of foreign currency (gains) losses to income, net of deferred tax (expense) benefit of $.1 million for the three months ended March 31, 2006	–	.2
Total foreign currency adjustments	–	(.1)
Pension and post-retirement benefits costs amortized to income:
Prior service cost, net of deferred tax expense (benefit) of $.2 million for the three months ended March 31, 2007	.3	–
Net actuarial loss, net of deferred tax expense (benefit) of $.2 million for the three months ended March 31, 2007	.2	–
Accumulated regulatory loss adjustment, net of deferred tax expense (benefit) of $.5 million for the three months ended March 31, 2007	.9	–
Total pension and post-retirement benefit costs	1.4	–
Other comprehensive income (loss)	1.4	(.1)
Total Comprehensive Loss	$(22.9)	$(1.2)

See accompanying notes to consolidated financial statements.

Aquila, Inc.

Consolidated Statements of Common Shareholders' Equity

In millions	March 31, 2007	December 31, 2006
	(Unaudited)
Common stock: authorized 400 million shares at March 31, 2007 and December 31, 2006, par value $1 per share; 374,790,313 shares issued at March 31, 2007 and 374,611,194 shares issued at December 31, 2006; authorized 20 million shares of Class A common stock, par value $1 per share, none issued	$374.8	$374.6
Premium on capital stock	3,509.8	3,509.2
Retained deficit:
Beginning balance	(2,546.7)	(2,570.6)
Net income (loss)	(24.3)	23.9
Cumulative effect of change in accounting	19.3	–
Ending balance	(2,551.7)	(2,546.7)
Treasury stock, at cost 117,296 shares at March 31, 2007 (90,063 shares at December 31, 2006)	(.5)	(.4)
Accumulated other comprehensive loss	(29.2)	(30.6)
Total Common Shareholders’ Equity	$1,303.2	$1,306.1

See accompanying notes to consolidated financial statements.

Aquila, Inc.

Consolidated Statements of Cash Flows—Unaudited

	Three Months Ended
	March 31,
In millions	2007	2006

Cash Flows From Operating Activities:
Net loss	$(24.3)	$(1.1)
Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation and amortization expense	27.2	27.7
Restructuring charges	1.6	2.7
Cash paid for restructuring and other charges	(.9)	–
Net (gain) loss on sale of assets and other charges	(.1)	(.8)
Net changes in price risk management assets and liabilities	(25.2)	42.6
Deferred income taxes and investment tax credits	–	.6
Changes in certain assets and liabilities, net of effects of divestitures:
Funds on deposit	39.3	130.0
Accounts receivable/payable, net	(53.1)	(29.3)
Inventories and supplies	18.9	53.9
Other current assets	32.6	15.2
Deferred charges and other assets	16.1	.2
Accrued interest and other accrued liabilities	(26.0)	(70.1)
Customer funds on deposit	1.0	(43.7)
Deferred credits	5.8	(6.1)
Other	1.5	(.4)
Cash provided from operating activities	14.4	121.4
Cash Flows From Investing Activities:
Utilities capital expenditures	(52.1)	(30.9)
Cash proceeds received on sale of assets	22.3	182.8
Other	5.1	(4.5)
Cash provided from (used for) investing activities	(24.7)	147.4
Cash Flows From Financing Activities:
Retirement of long-term debt	(15.9)	(1.7)
Short-term borrowings (repayments), net	–	(12.0)
Cash paid on long-term gas contracts	(4.3)	(4.3)
Other	.6	.6
Cash used for financing activities	(19.6)	(17.4)
Increase (decrease) in cash and cash equivalents	(29.9)	251.4
Cash and cash equivalents at beginning of period (includes $4.8 million of cash included in current assets of discontinued operations in 2006)	232.8	19.0
Cash and cash equivalents at end of period (includes $6.8 million of cash included in current assets of discontinued operations in 2006)	$202.9	$270.4

See accompanying notes to consolidated financial statements.

AQUILA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our 2006 Annual Report on Form 10-K filed with the SEC on March 1, 2007. You should read our 2006 Form 10-K in conjunction with this report. The accompanying Consolidated Balance Sheets and Consolidated Statements of Common Shareholders’ Equity as of December 31, 2006, were derived from our audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair representation of our financial position and the results of our operations. Certain estimates and assumptions have been made in preparing the consolidated financial statements that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods shown. Actual results could differ from these estimates.

Certain prior period amounts in the consolidated financial statements have been reclassified where necessary to conform to the 2007 presentation.

Our consolidated financial statements include all of our operating divisions and majority-owned subsidiaries for which we maintain controlling interests, including Aquila Merchant.

Pending Merger

We have entered into a merger agreement with Great Plains Energy. We discuss our pending merger in more detail in Note 11.

Seasonal Variations of Business

Our electric and gas utility businesses are weather-sensitive. We have both summer- and winter-peaking network assets to reduce dependence on a single peak season. The table below shows normal utility peak seasons.

Operations	Peak
Gas Utilities	November through March
Electric Utilities	July and August

New Accounting Standards

Fair Value Measurements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for our financial statements as of January 1, 2008. We are currently evaluating the impact SFAS 157 may have on our financial condition or results of operations.

Accounting for Planned Major Maintenance

In September 2006, the FASB issued FSP AUG AIR-1, “Accounting for Planned Major Maintenance Activities”. FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically, it precludes the use of the previously acceptable “accrue-in-advance” method, which we followed as allowed by regulatory authorities. FSP AUG AIR-1 was effective for our financial statements as of January 1, 2007, and was applied retrospectively. Before considering the effect of our regulatory “accrue-in-advance” method, we adopted the direct expense method under FSP AUG AIR-1. We believe, however, it is probable that the cost of planned major maintenance will continue to be recovered through customer rates charged by our rate-regulated utility operations in advance of such maintenance being performed consistent with our historical rate recovery of these costs. Therefore, a regulatory liability was recorded. Upon adoption as of January 1, 2007, our accrued liability for planned major maintenance in our continuing operations of $4.7 million was reclassified as a regulatory liability.

2. Restructuring Charges

We recorded the following restructuring charges:

	Three Months Ended
	March 31,
In millions	2007	2006
Corporate and Other severance costs	$1.6	$2.0
Total restructuring charges	$1.6	$2.0

Severance Costs and Retention Payments

During the first quarter of 2006 our management adopted and communicated to employees a plan to reduce corporate and central services costs, which included the elimination of approximately 220 positions through attrition and employee terminations. The 83 employees who were involuntarily terminated received severance and other one-time termination benefits. The total cost of one-time termination benefits for these terminated employees was approximately $5.7 million, which was recognized in 2006 over the remaining service period of terminated employees and will be paid out over time. We recognized $2.0 million of the $5.7 million for termination benefits in the first quarter of 2006.

In addition, upon closing of the sale of Everest Connections in June 2006, its employees received retention payments of approximately $2.0 million, which were recognized over the period through the closing of the sale. These charges were included in discontinued operations. We recognized $.7 million of the $2.0 million for termination benefits in the first quarter of 2006.

Finally, we recorded $1.6 million of one-time termination benefits in first quarter of 2007 related to the departure of our Chief Operating Officer. These benefits will be paid over a two-year period beginning April 28, 2007.

Restructuring Reserve Activity

The following table summarizes activity in accrued restructuring charges for our continuing and discontinued operations for the three months ended March 31, 2007:

In millions
Severance and Retention Costs:
Accrued severance costs as of December 31, 2006	$2.3
Additional expense during the period	1.6
Cash payments during the period	(.9)
Accrued severance and retention costs as of March 31, 2007	$3.0

3. Discontinued Operations

As part of a strategic repositioning of our company, we have sold or wound-down a number of operations since 2002 to generate cash to be used to reduce debt and eliminate other long-term obligations. We have sold the assets discussed below, which are considered discontinued operations in accordance with SFAS 144.

After-tax losses discussed below are reported after giving consideration to the effect of capital loss carryback and carryforward limitations. As a result, the net tax effect may differ substantially from our expected statutory tax rates.

Electric and Gas Utilities

In September 2005, we entered into agreements to sell our Kansas electric distribution business and our Michigan, Minnesota and Missouri natural gas distribution businesses. We completed these asset sales in 2006, except for the Kansas electric sale, which was completed on April 1, 2007. The sale of our Michigan, Minnesota and Missouri gas utility assets resulted in, and the sale of our Kansas electric utility division is expected to result in, pretax and after tax gains. The Michigan, Minnesota and Missouri sales also resulted in, and the Kansas electric sale is expected to result in, gains for tax purposes.  The classification of the tax gains between ordinary income and capital gain depends upon the final allocation of the purchase price based upon the terms of the respective asset purchase agreements. Ordinary income has been offset by current year net operating losses and/or net operating loss carryforwards.  Capital gains have been offset by capital loss carryforwards.  To the extent capital loss carryforwards were utilized, the valuation allowance against the tax benefit of the capital loss carryforwards will be reversed.  The tax gains will be adjusted when final determinations are made and as income tax returns are filed in the third quarter of 2007.

On April 1, 2006, we closed the sale of our Michigan gas operations and received gross cash proceeds of $314.9 million, including the base purchase price of $269.5 million plus preliminary working capital and other adjustments of $45.4 million. During the third quarter of 2006, we received $25.0 million as part of the working capital and other adjustments “true up.” We settled with the buyer regarding the gas in storage issue and other matters and paid the buyer $1.8 million in March 2007. The only remaining contingency relates to the final determination of the Michigan Commission in gas cost recovery proceedings. In connection with this sale we have recorded a pretax gain of approximately $92.2 million after transaction fees and expenses. The estimated after-tax gain was approximately $99.5 million, including an estimate of $44.0 million for the valuation allowance reversal related to the estimated capital gain amount discussed above.

On June 1, 2006, we closed the sale of our Missouri gas operations and received gross cash proceeds of $102.1 million, including the base purchase price of $85.0 million plus preliminary working capital and other adjustments of $17.1 million. The working capital and other adjustments were “trued up” in the fourth quarter of 2006 through a final payment of $.2 million to the buyer. In connection with this sale we recorded a pretax gain of approximately $30.7 million after transaction fees and expenses. The estimated after-tax gain was approximately $31.1 million, including an estimate of $11.7 million for the valuation allowance reversal related to the estimated capital gain amount discussed above.

On July 1, 2006, we closed the sale of our Minnesota gas operations and received gross cash proceeds of $333.3 million, including the base purchase price of $288.0 million plus preliminary working capital and other adjustments of $45.3 million. We paid $16.9 million as part of the working capital and other adjustments “true up.” In connection with this sale we recorded a pretax gain of approximately $120.5 million after transaction fees and expenses, subject to the final determination of pension assets transferred to the buyer as discussed below. The estimated after-tax gain was approximately $127.5 million, including an estimate of $56.9 million for the valuation allowance reversal related to the estimated capital gain amount discussed above.

On April 1, 2007, we closed the sale of our Kansas electric operations and transfer of our 8% leased interest in the Jeffrey Energy Center and received gross cash proceeds of $291.8 million, including the base purchase price of $249.7 million plus preliminary working capital and other adjustments of $42.1 million. The working capital and other adjustments will be “trued up” in the third quarter of 2007 through a final payment to or from the buyers. In connection with this sale we preliminarily expect to record a pretax gain of approximately $2.0 million in the second quarter of 2007 after transaction fees and expenses, subject to the final determination of pension assets transferred to the buyer as discussed below. The estimated after-tax gain will be approximately $1.2 million, subject to the determination of the capital gain amount discussed above.

The operating results of the utility divisions sold include the direct operating costs associated with those businesses but do not include the allocated operating costs of central services and corporate overhead in accordance with EITF Consensus 87-24, “Allocation of Interest to Discontinued Operations” (EITF 87-24). We provide corporate and centralized support services to all of our utility divisions, including customer care, billing, collections, information technology, accounting, tax and treasury services, regulatory services, gas supply services, human resources, safety and other services. The operating costs related to these functions are allocated to the utility divisions based on various cost drivers. Effective January 1, 2006, we ceased allocating costs to our held-for-sale utilities. These allocated costs were not included in the reclassification to earnings from discontinued operations because these support services were necessary to maintain ongoing operations until the sales are final and cannot be eliminated immediately upon closing of the asset sales. We have eliminated the majority of these costs following the closing of the Michigan, Minnesota and Missouri gas operations.

The discontinued utility operations participated in our qualified pension plan, non-qualified Supplemental Executive Retirement Plan (SERP) and other post-retirement benefit plan. Under the asset purchase agreements, the buyers assumed upon closing the accrued pension obligations owed to the current and former employees of the operations they acquired. After closing, benefit plan assets were or will be transferred to comparable plans established by the buyers in accordance with the terms of the asset purchase agreements and the applicable ERISA requirements. We expect these benefit plan asset transfers to result in plan curtailments. In connection with the sale of our Michigan, Minnesota and Missouri gas operations we included $13.0 million of net prepaid pension assets and pension and post-retirement benefit obligations, including the effect of plan curtailment and settlement losses, in the determination of the pretax gains on these sales. The plan curtailment and settlement losses related to the sale of our Kansas electric operations are estimated to be approximately $5.6 million. The effect of the plan curtailments will depend on the final determination of the asset transfers, which will not be completed until late 2007.

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

In the fourth quarter of 2005, based on the expected net sale proceeds and transaction-related costs, we recorded a pretax non-cash impairment charge of approximately $93.6 million and $65.9 million for the Goose Creek Energy Facility and the Raccoon Creek Energy Facility, respectively, or an after-tax loss of approximately $58.5 million and $41.2 million, respectively. We expect to receive an aggregate book tax benefit on the asset sales of approximately $59.8 million (tax calculation on the pre-tax loss of approximately $159.5 million), although there was no immediate cash tax receivable on the asset sales due to our net operating loss carryovers. On March 31, 2006, we closed the sales of these facilities and received gross proceeds of $175 million.

Everest Connections

In the fourth quarter of 2005, we began a sales process for our Everest Connections communications business. Based on the level of bidder participation and the bid valuations, we determined that the business should be classified as “held for sale” and included it in discontinued operations.

In March 2006, our subsidiary, Everest Global Technologies Group, LLC (EGTG), agreed to sell to Everest Connections Holdings, Inc., an acquisition subsidiary of Seaport Capital Partners III, L.P., certain EGTG subsidiaries conducting its communications business for a base purchase price of $85.7 million. On June 30, 2006, EGTG closed the sale and received net cash proceeds of $80.2 million after the repayment of $6.8 million of direct debt of Everest Connections and including working capital and other adjustments of approximately $1.3 million. The working capital and other adjustments were “trued up” in the third quarter of 2006 through a final payment of $.2 million to the buyer. Net proceeds were approximately $78 million after payment of transaction costs, but before resolving the pending lawsuit filed by EGTG’s minority partners regarding certain put rights they held prior to the sale. In connection with this sale we recorded a pretax gain of approximately $25.5 million after transaction fees and expenses. The estimated after-tax gain was approximately $15.7 million.

Interest Allocation to Discontinued Operations

The buyers of our former Kansas, Michigan, Minnesota and Missouri utility divisions, Illinois peaking facilities and Everest Connections did not assume any of our long-term debt. The direct debt and related interest of Everest Connections was included in discontinued operations. We allocated a portion of consolidated interest expense to discontinued operations based on the ratio of net assets of discontinued operations to consolidated net assets plus consolidated debt in accordance with EITF 87-24. The amount of interest expense allocated to discontinued operations may not be representative of the actual interest reductions we may achieve from future debt retirements using the proceeds of the asset sales. As we completed each asset sale the allocation of interest to discontinued operations ceased, thereby increasing interest expense in continuing operations, without impacting total interest expense, until the sales proceeds are used to reduce debt.

Summary

We have reported the results of operations from these assets in discontinued operations for the three months ended March 31, 2007 and 2006 in the Consolidated Statements of Income.

Operating results from our discontinued operations are as follows:

	Three Months Ended
	March 31,
In millions	2007	2006

Sales	$43.5	$310.0
Cost of sales	23.1	233.5
Gross profit	20.4	76.5
Operating expenses:
Operation and maintenance expense	10.0	28.7
Taxes other than income taxes	1.8	4.1
Restructuring charges	–	.7
Net (gain) on sale of assets and other charges	(.1)	(1.5)
Depreciation and amortization expense	–	.6
Total operating expenses	11.7	32.6
Operating income	8.7	43.9
Other income (expense)	.1	(.3)
Interest expense	4.1	16.9
Income before income taxes	4.7	26.7
Income tax expense	1.8	10.2
Earnings from discontinued operations, net of tax	$2.9	$16.5

The related assets and liabilities included in the sale of these businesses, as detailed below, have been reclassified as current and non-current assets and liabilities of discontinued operations on the March 31, 2007 and December 31, 2006 Consolidated Balance Sheets as follows:

	March 31,	December 31,
In millions	2007	2006
Current assets of discontinued operations:
Accounts receivable, net	$16.2	$13.0
Inventories and supplies	6.3	5.7
Other current assets	3.9	7.8
Total current assets of discontinued operations	$26.4	$26.5
Non-current assets of discontinued operations:
Utility plant, net	$249.0	$236.6
Regulatory assets	28.3	28.9
Other non-current assets	21.1	20.6
Total non-current assets of discontinued operations	$298.4	$286.1
Current liabilities of discontinued operations:
Other current liabilities	$4.1	$1.4
Total current liabilities of discontinued operations	$4.1	$1.4
Non-current liabilities of discontinued operations:
Pension and post-retirement benefits	$17.7	$17.7
Deferred credits	20.2	18.2
Total non-current liabilities of discontinued operations	$37.9	$35.9

4. Earnings (Loss) per Common Share

The table below shows how we calculated basic and diluted earnings (loss) per share. Basic earnings (loss) per share and basic weighted average shares are the starting point in calculating the dilutive measures. To calculate basic earnings (loss) per share, divide our loss available for common shares for the period by our weighted average shares outstanding, without adjusting for dilutive items. Diluted earnings (loss) per share is calculated by dividing our net loss, after assumed conversion of dilutive securities, by our weighted average shares outstanding, adjusted for the effect of dilutive securities. However, as a result of the net losses in the three months ended March 31, 2007 and 2006, the potential issuances of common stock for dilutive securities of 460,169 and 505,421, respectively, were considered anti-dilutive in those periods and were therefore not included in the calculation of diluted earnings (loss) per share.

	Three Months Ended
	March 31,
In millions, except per share amounts	2007	2006

Loss from continuing operations	$(27.2)	$(17.6)
Earnings from discontinued operations	2.9	16.5
Loss available for common shares	$(24.3)	$(1.1)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(.07)	$(.05)
Earnings from discontinued operations	.01	.05
Net loss	$(.06)	$–
Weighted average number of common shares used in basic and diluted earnings (loss) per share	375.6	374.7

5. Reportable Segment Reconciliation

We manage our business in three business segments: Electric Utilities, Gas Utilities and Merchant Services. Our Electric and Gas Utilities currently consist of our regulated electric utility operations in two states and our natural gas utility operations in four states. We manage our electric and gas utility divisions by state. However, as each of our electric utility divisions and each of our gas utility divisions have similar economic characteristics, we aggregate our electric utility divisions into the Electric Utilities reporting segment and our gas utility divisions into the Gas Utilities reporting segment. The operating results of our Kansas electric division, which was sold April 1, 2007, and our Michigan, Missouri and Minnesota gas divisions, which were sold on April 1, 2006, June 1, 2006 and July 1, 2006, respectively, have been reclassified to discontinued operations. Merchant Services consists of the residual operations of our Aquila Merchant subsidiary. These operations include its former commitments under merchant capacity tolling obligations, and its commitments under long-term gas contracts and the remaining contracts from its wholesale energy trading operations. Also, included in Merchant Services is our investment in the Crossroads plant. The operating results of Merchant Services’ two Illinois power plants, which were sold on March 31, 2006, have been reclassified to discontinued operations. All other operations are included in Corporate and Other, including the costs not allocated to our operating businesses. The operating results of Everest Connections, which was sold on June 30, 2006, have been reclassified to discontinued operations.

Each segment is managed based on operating results, expressed as earnings before interest, taxes, depreciation and amortization. Generally, decisions on finance, dividends and taxes are made at the Corporate level. The current and non-current assets of our discontinued operations are included in the segments referenced above.

Our reportable segment reconciliation is shown below:

	Three Months Ended
	March 31,
In millions	2007	2006
Sales: (a)
Utilities:
Electric Utilities	$171.8	$169.5
Gas Utilities	275.8	263.0
Total Utilities	447.6	432.5
Merchant Services	(3.4)	(1.5)
Corporate and Other	–	–
Total sales	$444.2	$431.0

(a)         For the three months ended March 31, 2007 and 2006, respectively, the following sales (in millions) have been reclassified to discontinued operations and are not included in the above amounts: Electric Utilities of $41.7 and $38.1; Gas Utilities of $1.8 and $258.9; Merchant Services sales of $– and $.6; and Corporate and Other sales related to Everest Connections of $– and $12.4.

Earnings (Loss) Before Interest, Taxes, Depreciation and Amortization (EBITDA): (a)
Utilities:
Electric Utilities	$6.2	$23.6
Gas Utilities	29.1	25.1
Total Utilities	35.3	48.7
Merchant Services	(4.1)	(7.4)
Corporate and Other	(10.3)	(5.6)
Total EBITDA	20.9	35.7
Depreciation and amortization expense	27.2	27.1
Interest expense	34.7	37.0
Loss from continuing operations before income taxes	$(41.0)	$(28.4)

(a)          For the three months ended March 31, 2007 and 2006, respectively, the following EBITDA (in millions) have been reclassified to discontinued operations and are not included in the above amounts: Electric Utilities of $7.0 and $7.4; Gas Utilities of $1.8 and $34.8; Merchant Services of $– and $(.7); and Corporate and Other related to Everest Connections of $– and $2.7.

Depreciation and Amortization:
Utilities:
Electric Utilities	$18.4	$17.3
Gas Utilities	7.8	8.8
Total Utilities	26.2	26.1
Merchant Services	1.0	1.1
Corporate and Other	–	(.1)
Total depreciation and amortization	$27.2	$27.1

In millions	March 31, 2007	December 31, 2006
Assets: (a)
Utilities:
Electric Utilities	$2,200.7	$2,169.5
Gas Utilities	572.8	689.5
Total Utilities	2,773.5	2,859.0
Merchant Services	321.1	316.2
Corporate and Other	268.6	297.2
Total assets	$3,363.2	$3,472.4
(a) Included in total assets as of March 31, 2007 and December 31, 2006 are total assets of discontinued operations as follows: Electric Utilities $324.8 million and $312.6 million, respectively.

6. Financings

Five-Year Unsecured Revolving Credit Facility

In September 2004, we completed a $110 million 364-day unsecured revolving credit facility. This facility automatically extended to September 2009 when we received extension approval from the FERC and various state public utility commissions (the Five-Year Unsecured Revolving Credit Facility). There were no borrowings outstanding on this facility as of March 31, 2007. The Five-Year Unsecured Revolving Credit Facility bears interest at the LIBOR plus 5.75%, subject to reduction if our credit rating improves. Among other restrictions, the Five-Year Unsecured Revolving Credit Facility contains financial covenants similar to, but less restrictive than, those contained in the Iatan Facility described below. We were in compliance with these covenants as of March 31, 2007.

The Five-Year Unsecured Revolving Credit Facility contains a $40 million “cross default” provision, as well as covenants that restrict certain activities including, among others, limitations on additional indebtedness, restrictions on acquisitions, sale transactions and investments. In addition, we are prohibited from paying dividends and from making certain other payments if our senior unsecured debt is not rated at least Ba2 by Moody's and BB by S&P, or if such a payment would cause a default under the facility.

$180 Million Unsecured Revolving Credit and Letter of Credit Facility

On April 13, 2005, we entered into a five-year credit agreement with a commercial lender. Subject to the satisfaction of certain conditions, the facility provides for up to $180 million of cash advances and letters of credit for working capital purposes. Cash advances must be repaid within 364 days unless we obtain the necessary regulatory approvals to incur long-term indebtedness under the facility. As of March 31, 2007, we had $150.0 million of uncollateralized capacity at an average cost of 3.65% under this agreement, which contains a $40 million “cross default” provision. As of March 31, 2007, $129.7 million of the available capacity had been utilized for letters of credit under this facility.

Four-Year Secured Revolving Credit Facility

On April 22, 2005, we executed a four-year $150 million secured revolving credit facility (the AR Facility). Proceeds from this facility may be used for working capital and other general corporate purposes. Borrowings under this facility are secured by the accounts receivable generated by our regulated utility operations in Colorado, Iowa, Kansas, Missouri and Nebraska. Borrowings under the AR Facility bear interest at LIBOR plus 1.375%, subject to reduction if our credit ratings improve. Borrowings must be repaid within 364 days unless we obtain the necessary regulatory approvals to incur long-term indebtedness under the facility. Among other restrictions, we are required under the AR Facility to maintain the same debt-to-total capital and EBITDA-to-interest expense ratios as those contained in the Five-Year Unsecured Revolving Credit Facility discussed above. The credit agreement also contains a $40 million “cross default” provision. No borrowings were outstanding under this facility as of March 31, 2007.

$50 Million Revolving Credit and Letter of Credit Facility

On January 13, 2006, we closed on a $50 million short-term letter of credit facility with a commercial lender, which was originally scheduled to terminate on December 20, 2006, that allows us to either issue letters of credit or make cash drawings under the facility. This facility, which initially included a 2.50% advance rate on letters of credit, is expected to be nearly fully utilized through letter of credit issuances. The credit agreement also contains a $40 million “cross default” provision. In November 2006, we entered into amendments to extend the maturity date to December 19, 2007 and lower the advance rate to 1.07%. There were $42.0 million of letters of credit outstanding under this facility as of March 31, 2007.

Iatan Construction Financing

On August 31, 2005, we entered into a $300 million credit agreement with a commercial lender and a syndicate of other lenders (the Iatan Facility). The credit agreement allows us to obtain loans and issue letters of credit (limited to $175 million of letters of credit) in support of our participation in the construction of the Iatan 2 facility being developed by KCPL near Weston, Missouri (Iatan 2), and our obligation to fund pollution controls being installed at an adjacent facility. Extensions of credit under the facility will be due and payable on August 31, 2010. Loans bear interest at LIBOR plus a margin determined by our credit ratings. A fee based on our credit ratings will be paid on the amount of letters of credit outstanding. Obligations under the credit agreement are secured by the assets of our Missouri Public Service electric operations. There were no borrowings or letters of credit outstanding under this facility at March 31, 2007. Among other restrictions, the Iatan Facility contains the following financial covenants with which we were in compliance as of March 31, 2007:

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

The Iatan Facility contains a $40 million “cross default” provision, as well as covenants that restrict certain activities including, among others, limitations on additional indebtedness, restrictions on acquisitions, sale transactions and investments. In addition, we are prohibited from paying dividends and from making certain other payments if our senior unsecured debt is not rated at least Ba2 by Moody's and BB by S&P, or if such a payment would cause a default under the facility.

Other

We had an additional $.8 million of letters of credit outstanding under various arrangements as of March 31, 2007.

7. Employee Benefits

The following table shows the components of net periodic benefit costs:

	Pension Benefits		Other Post-retirement Benefits
	Three Months Ended March 31,
In millions	2007	2006	2007	2006
Components of Net Periodic Benefit Cost:
Service cost	$2.4	$2.6	$.3	$.2
Interest cost	5.4	5.8	.8	1.2
Expected return on plan assets	(6.4)	(7.4)	(.3)	(.2)
Amortization of transition amount	–	(.2)	.3	.4
Amortization of prior service cost	1.2	1.4	.5	.6
Recognized net actuarial (gain)/loss	.8	1.1	(.1)	–
Net periodic benefit cost before regulatory expense adjustments	3.4	3.3	1.5	2.2
Regulatory (gain)/loss adjustment	1.4	1.3	.1	.2
SFAS 71 regulatory adjustment	–	.2	–	–
Net periodic benefit cost after regulatory expense adjustments	$4.8	$4.8	$1.6	$2.4

The unrecognized net periodic benefit costs amortized to income from the regulatory asset and accumulated other comprehensive income accounts are as follows:

	Pension Benefits		Other Post-retirement Benefits
	Three Months Ended March 31, 2007
In millions	Regulatory Asset	Other Comprehensive Income	Regulatory Asset	Other Comprehensive Income
Components of Net Periodic Benefit Cost Amortized to Income:
Transition amount	$–	$–	$.3	$–
Prior service cost	.7	.5	.5	–
Recognized net actuarial (gain)/loss	.5	.3	(.1)	–
Regulatory (gain)/loss adjustment	–	1.4	.1	–
Total pension and post-retirement benefit costs amortized	$1.2	$2.2	$.8	$–

We previously disclosed in our financial statements for the year ended December 31, 2006, that we expected to contribute $.7 million and $2.9 million to our defined benefit pension plans and other post-retirement benefit plan, respectively, in 2007. Our qualified pension plan is funded in compliance with income tax regulations and federal funding requirements. We expect to fund no less than the IRS minimum funding amount and no more than the IRS maximum tax deductible amount. As a result of the transfer of pension plan assets and pension benefits obligations in accordance with ERISA requirements to the buyers of our utility assets as discussed in Note 3, we expect to make an additional voluntary contribution of approximately $10 million to our defined benefit plan upon completion of the final plan asset transfers to sustain the funded status of our pension plan. To comply with a regulatory condition related to the closing of the sale of our Kansas electric operations, we contributed $3.4 million of the estimated $10 million voluntary contribution to our qualified defined benefit pension plan and $1.1 million to our other post-retirement benefit plan in April 2007.

As disclosed in Note 3, our former Kansas electric operations and our former Michigan, Minnesota and Missouri gas operations have been reclassified as discontinued operations. The components of net periodic benefit cost presented in the tables above disclose information for the plans in total. For the three months ended March 31, 2007 and March 31, 2006, the net periodic pension benefit cost charged to discontinued operations was $.5 million and $1.1 million, respectively. In addition, for the three months ended March 31, 2007 and March 31, 2006, the net periodic other post-retirement benefits cost charged to discontinued operations was $.3 million and $.7 million, respectively.

8. Legal

Price Reporting Litigation

On June 7, 2004, the City of Tacoma, Washington, filed suit against 56 companies, including Aquila Merchant, for allegedly conspiring to manipulate the California power market in 2000 and 2001 in violation of the Sherman Act. This case was dismissed in February 2005. The City of Tacoma appealed to the Ninth Circuit Court of Appeals and in March 2007, the City of Tacoma dismissed its appeal with prejudice, ending the case.

On July 8, 2004, the County of Santa Clara and the City and County of San Francisco each filed suit against seven energy trading companies and their subsidiaries and affiliates, including Aquila and Aquila Merchant, in the Superior Court of California for San Diego County alleging manipulation of the California natural gas market in 1999 through 2002. Since that date, 14 other complaints making nearly identical allegations have been filed against Aquila and Aquila Merchant in California state courts, including a class action which did not name Aquila. These lawsuits allege violations of the Cartwright Act and in some cases California’s Unfair Competition Law, and also assert an unjust enrichment claim. The lawsuits have been coordinated before a single Motion Coordination Judge in the Superior Court of California for the County of San Diego, in the proceeding entitled In re Natural Gas Antitrust Cases I, II, III & IV. In February 2007, our motion to dismiss Aquila was granted by the California Court of Appeals, leaving only Aquila Merchant as a defendant. In March 2007, Aquila Merchant settled the class action case for $6.6 million. We believe we have strong defenses and will defend the remaining individual cases vigorously. Given the nature of the claims, an adverse outcome could have a material adverse effect on our financial condition, results of operations and cash flows.

Aquila Merchant is also a defendant in two federal actions that were filed on November 30, 2004 and June 21, 2005 in the United States District Court for the Eastern District of California. All of these lawsuits are now part of the proceeding known as In re Western States Wholesale Natural Gas Antitrust Litigation, MDL Docket No. 1566, and make allegations similar to those made in the In re Natural Gas Antitrust Cases I, II, III & IV. In March 2007, we settled these cases for a payment of $1.0 million.

In response to complaints of manipulation of the California energy market, in 2002 the FERC issued an order requiring net sellers of power in the California markets from October 2, 2000 through June 20, 2001 at prices above a FERC determined competitive market clearing price to make refunds to net purchasers of power in the California market during that time period. Because Aquila Merchant was a net purchaser of power during the refund period it has received approximately $7.6 million in refunds. However, various parties appealed the FERC order to the United States Court of Appeals for the Ninth Circuit seeking review of a number of issues, including changing the refund period to include periods prior to October 2, 2000. On August 2, 2006, the U.S. Court of Appeals for the Ninth Circuit issued an order finding, among other things, that FERC did not provide a sufficient justification for refusing to exercise its remedial authority under the Federal Power Act to determine whether market participants violated FERC-approved tariffs during the period prior to October 2, 2000, and imposing a remedy for any such violations. The court remanded the matter to FERC to determine whether tariff violations occurred and, if so, the appropriate remedy. A finding by FERC that tariff violations occurred during this period could result in Aquila

Merchant being required to make substantial refunds and have a material adverse effect on its financial condition, results of operations and cash flows.

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

ERISA Litigation

On September 24, 2004, a lawsuit was filed in the U.S. District Court for the Western District of Missouri against us and certain members of our Board of Directors and management, alleging they violated the ERISA and are responsible for losses that participants in our 401(k) plan experienced as a result of the decline in the value of their Aquila common stock held in the 401(k) plan. A number of similar lawsuits alleging that the defendants breached their fiduciary duties to the plan participants in violation of ERISA by concealing information and/or misleading employees who held our common stock through our 401(k) plan were subsequently filed against us. The suits also seek damages for the plan's losses resulting from the alleged breaches of fiduciary duties. The court ordered that all of these lawsuits be consolidated into a single case captioned In re Aquila ERISA Litigation and certified the case as a class action. In April 2007, we settled the case for $10.5 million, which will be paid by our insurance carrier.

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

In December 2005, the appellate court issued a new opinion affirming the Circuit Court’s opinion, but also opining that it was not too late to obtain the necessary approval. In light of this, we filed an application for approval with the Missouri Commission on January 24, 2006. On January 27, 2006, the trial court granted our request to stay the permanent injunction until May 31, 2006, and ordered us to post a $20 million bond to secure the cost of removing the project. Effective May 31, 2006, the Missouri Commission issued an order specifically authorizing our construction and operation of the power plant and substation. On June 2, 2006, the trial court dissolved the $20 million bond, further stayed its injunction, and authorized us to operate the plant and substation while Cass County appealed the Missouri Commission’s order.

In June 2006, Cass County filed an appeal with the Circuit Court, challenging the lawfulness and reasonableness of the Missouri Commission’s order. On October 20, 2006, the Circuit Court ruled that the Missouri Commission’s order was unlawful and unreasonable. The Missouri Commission and Aquila have appealed the court’s decision, and the Missouri Court of Appeals for the Western District of Missouri is scheduled to hear oral arguments in May 2007. If we exhaust all of our legal options and are ordered to remove the plant and substation, we estimate the cost to dismantle the plant and substation to be up to $20 million based on an engineering study. Significant additional costs would be incurred to store the equipment, secure replacement power and/or build the plant and substation on other sites. We cannot estimate with certainty the total amount of these incremental costs that could be incurred, or the potential impairment of the carrying value of our investment in the plant we could suffer to the extent the cost exceeds the amount allowed for recovery in rates.

Coal Supply Litigation

In the spring of 2006, one of our coal suppliers, C. W. Mining Company, terminated a long term, fixed price coal supply agreement allegedly because of a force majeure event. We have incurred significant costs procuring replacement coal and dispute that the supplier was entitled to terminate the contract. We filed a lawsuit against the supplier in federal court in Salt Lake City and the trial was held in February 2007. We are awaiting the court’s ruling.

Merger-Related Shareholder Lawsuits

Two lawsuits were filed against us and our board of directors in the Circuit Court of Jackson County, Missouri, and one lawsuit was filed against us and our directors in the Delaware Chancery Court. The complaints were filed as purported class actions on behalf of a proposed class of holders of Aquila common stock. These complaints seek as relief, among other things, an injunction against the consummation of the proposed merger between us and a subsidiary of Great Plains Energy. We believe we have strong defenses and will defend these cases vigorously. However, given the nature of the claims and remedies sought, an adverse outcome could have a material adverse effect on our financial condition, results of operations and cash flows.

9. Share-Based Compensation

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

Stock Options

Stock options under this plan and preceding plans have been granted at market prices generally with one to three year vesting terms and have been exercisable for seven to 10 years from the date of grant. Cash received on stock options exercised was $.5 million, the intrinsic value of options exercised was $.7 million and the tax benefit realized was $.1 million for the three months ended March 31, 2007. Stock options as of March 31, 2007 and changes during the three months ended March 31, 2007 were as follows:

	Shares	Weighted Average Exercise Prices	Remaining Contractual Term in Years
Beginning balance	4,865,866	$15.57	3.20
Granted	-	-
Exercised	(158,965)	2.90
Forfeited	(535,754)	19.18
Ending balance	4,171,147	$15.62	3.26
Exercisable at March 31, 2007	4,171,147	$15.62	3.26

The aggregate intrinsic value of “in-the-money” outstanding and exercisable options was $2.1 million as of March 31, 2007.

Time-Based Restricted Stock Awards

In 2005, 183,823 shares of restricted stock were awarded to certain managers and executives, excluding senior management. These awards will vest two years after the award date. The fair value of these stock awards is determined based on the number of shares granted and the quoted price of our stock. The compensation expense related to these awards was $.1 million for the three months ended March 31, 2007. As of March 31, 2007, the total compensation cost not yet realized was $.2 million. This compensation cost will be recognized over the period through December 31, 2007. The total fair value of restricted stock released for the three months ended March 31, 2007 was $.3 million. Non-vested, time-based restricted stock awards as of March 31, 2007 and changes during the three months ended March 31, 2007 were as follows:

	Shares	Weighted Average Grant Date Fair Value	Remaining Contractual Term in Years
Beginning balance	351,515	$16.79	.97
Awarded	-	-
Released	(75,533)	25.59
Forfeited	-	-
Ending balance	275,982	$14.38	.85

The aggregate intrinsic value of outstanding time-based restricted stock was $1.2 million as of March 31, 2007.

Performance-Based Restricted Stock Awards

Performance-based restricted stock awards were granted in the third quarter of 2006 to qualified individuals, excluding senior management, consisting of the right to receive a number of shares of common stock at the end of the restriction period, March 1, 2008, assuming performance criteria are met. The performance measure for the award is the ratio of 2007 annual EBITDA to net utility plant investment. The threshold level of performance was a ratio of 10.0%, target at a ratio of 11.5%, and maximum at a ratio of 13.0%. Shares would be earned at the end of the performance period as follows: 100% of the target number of shares if the target level of performance is reached, 50% if the threshold is reached, and 150% if the ratio is at or above the maximum, with the number of shares interpolated between these levels. No shares would be payable if the threshold is not reached. The fair value of these stock awards is determined based on the number of shares granted and the quoted price of our stock on date of the award. The compensation expense related to this award was $.1 million for the three months ended March 31, 2007. As of March 31, 2007, the estimated total compensation cost not yet recognized was $.4 million. This compensation cost will be recognized over the period through March 1, 2008. Non-vested, performance-based restricted stock awards (based on target number) as of March 31, 2007 and changes during the three months ended March 31, 2007 were as follows:

	Shares	Weighted average Grant Date Fair Value	Remaining Contractual Term in Years
Beginning balance	176,000	$4.44	1.25
Awarded	-	-
Released	-	-
Forfeited	-	-
Ending balance	176,000	$4.44	.88

The aggregate intrinsic value of outstanding performance-based restricted stock was $ .7 million as of March 31, 2007.

Director Stock Awards

Non-employee directors receive as part of his or her annual retainer, an annual award of 7,500 shares of common stock of the Company. Each director may elect to defer receipt of their shares until retirement or until they are no longer a member of our Board of Directors. Shares are awarded on the last trading day of each calendar quarter. Compensation expense is based upon the fair market value of the Company’s common stock at the date of issuance

	Shares	Weighted average Grant Date Fair Value
Beginning balance	208,372	$4.45
Awarded	13,125	4.18
Released	(3,750)	4.18
Ending balance	217,747	$4.44

The aggregate intrinsic value of outstanding director stock awards was $.9 million as of March 31, 2007.

10: Income Taxes

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) effective January 1, 2007. This interpretation sets a “more likely than not” threshold that must be met before a tax benefit can be recognized in our financial statements. Our practice prior to FIN 48 was to recognize income tax benefits when they were reflected on filed income tax returns and establish a reserve against these tax benefits when their ultimate realization was not deemed to be “probable.” Our reserve for uncertain tax positions was $377.3 million at December 31, 2006.

In connection with the adoption of FIN 48 we analyzed our uncertain tax positions using the new “more likely than not” threshold. Based on this analysis, the reserve for uncertain tax positions was reduced by $175.4 million. This resulted in net deferred tax assets of $156.1 million. The primary deferred tax asset is the tax benefit related to our net operating loss (NOL) carryforwards. We were required to assess the ultimate realization of the deferred tax assets using a “more likely than not” standard of assessment. This assessment considered tax planning strategies within our control. The assessment, however, did not take into consideration the expected taxable gains, both ordinary and capital, from the pending sales of our Colorado electric properties and our Colorado, Kansas, Iowa and Nebraska gas properties. In addition, the assessment did not take into consideration our pending merger with a subsidiary of Great Plains Energy. Lastly, the assessment also did not take into consideration the expected results from filed rate cases or debt reductions expected to be completed with the proceeds from the sale of our Kansas electric properties.

Since the implementation of FIN 48 resulted in a net deferred tax asset position and the primary deferred tax asset relates to NOL carryforwards, we recorded a valuation allowance of $156.1 million against the tax benefit related to the NOL carryforwards equal to the net deferred tax assets.

The net effect of the implementation of FIN 48 including the adjustment for related valuation allowance was affected through an increase of $19.3 million to beginning retained earnings in the first quarter of 2007.

As discussed above, our practice prior to implementation of FIN 48 was to record tax benefits based on returns as filed and establish a reserve against these tax benefits when they were deemed to be uncertain. Under FIN 48, however, tax benefits are not recorded when their ultimate realization is deemed to be uncertain. As such, we adjusted our deferred tax accounts at January 1, 2007 to reduce deferred tax assets that relate to uncertain tax benefits under the FIN 48 “more likely than not” threshold. The reserve for uncertain tax benefits was reduced by the same amount.

Deferred tax assets impacted by these adjustments were those related to NOL carryforwards, AMT credit carryforwards and general business credit carryforwards. In addition, some income tax uncertainties relate to the characterization of certain taxable gains as capital instead of ordinary. Thus, the reduction in deferred tax assets for NOL carryforwards was partially offset by an increase in deferred tax assets for capital loss carryforwards. However, we maintain a full valuation allowance against the tax benefits from our capital loss carryforwards, so this valuation allowance was likewise increased. These adjustments did not change the amount of net deferred tax assets.

The amount of unrecognized income tax benefits at January 1, 2007 was $222.6 million. Of this amount, $196.9 million would impact the effective rate, if recognized. We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. When interest and penalties are assessed they are recorded as such and the tax provision is adjusted. As of January 1, 2007, we had $5 million of accrued interest and penalties included in the reserve for uncertain tax positions. At March 31, 2007, the amount of unrecognized income tax benefits increased to $223.2 million. Of this amount, $197.3 would impact the effective rate, if recognized. Accrued interest and penalties associated with uncertain tax positions at March 31, 2007 were $7.3 million.

In addition to our consolidated Federal and various state tax returns, we file separate subsidiary tax returns in Canada and certain other states.

On March 22, 2007, the Joint Committee on Taxation approved our settlement with the Appeals division of the Internal Revenue Service (IRS) related to the 1996 and 1997 tax years. The Examination division of the IRS is currently auditing tax years 1998 through 2004. We expect the audit of the years 1998 through 2002 to be complete within the next twelve months but we cannot predict when the audit of 2003 and 2004 will be complete.

It is reasonably possible that the amount of unrecognized tax benefits will change significantly within the next twelve months. This change will occur if the audit of the years 1998 through 2002 is completed. An estimate of any changes to the amount of unrecognized tax benefits cannot be made at this time.

11: Pending Merger

On February 6, 2007, we entered into an agreement and plan of merger with Great Plains Energy, Gregory Acquisition Corp., a wholly-owned subsidiary of Great Plains Energy, and Black Hills, which provides for the merger of Gregory Acquisition Corp. into us, with Aquila continuing as the surviving corporation. If the Merger is completed, we will become a wholly-owned subsidiary of Great Plains Energy, and our shareholders will receive cash and shares of Great Plains Energy common stock in exchange for their shares of Aquila common stock. At the effective time of the Merger, each share of Aquila common stock will convert into the right to receive 0.0856 of a share of Great Plains Energy common stock and a cash payment of $1.80. The exchange ratio is fixed and will not be adjusted to reflect stock price changes prior to the completion of the Merger. Upon consummation of the Merger, our shareholders are expected to own approximately 27% of the outstanding common stock of Great Plains Energy, and the Great Plains Energy shareholders will own approximately 73% of the outstanding common stock of Great Plains Energy.

The parties have made customary representations, warranties and covenants in the merger agreement. We have agreed, subject to certain exceptions set forth in the merger agreement, to conduct our business in the ordinary course during the period between the execution of the merger agreement and consummation of the Merger, to refrain from engaging in or otherwise limit certain transactions and activities during this interim period, and to use our reasonable best efforts to hold a shareholders meeting as promptly as possible to consider approval of the Merger and the other transactions contemplated by the merger agreement. We and Great Plains Energy have also agreed, subject to customary exceptions, that (i) each party’s board of directors will recommend that its shareholders approve the transactions and (ii) neither party will solicit proposals relating to alternative business combination transactions.

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

The merger agreement contains certain termination rights for both us and Great Plains Energy, including the right to terminate the merger agreement if the Merger has not closed within 12 months following the date of the merger agreement (subject to extension to up to 18 months for receipt of regulatory approvals required to consummate the Merger and the asset sales). We and Great Plains Energy each have the right to terminate the merger agreement to enter into a superior transaction after giving the other party six business’ days notice and an opportunity to revise the terms of the merger agreement. If the merger agreement is terminated under specified circumstances (including a termination to enter into a superior transaction), we or Great Plains Energy will pay to the other a $45 million termination fee.

In connection with the Merger, we also entered into agreements with Black Hills under which we have agreed to sell our Colorado electric utility and our Colorado, Iowa, Kansas and Nebraska gas utilities to Black Hills for $940 million in cash, subject to certain working capital and other purchase price adjustments. The agreements contain various provisions customary for transactions of this size and type, including representations, warranties and covenants with respect to the Colorado, Iowa, Kansas and Nebraska utility businesses that are subject to usual limitations. Completion of the sale transactions is subject to various conditions, including: (i) the approval of the FERC, the Colorado Public Utilities Commission, the IUB, the Kansas Commission, and the Nebraska Commission; (ii) the expiration or early termination of any waiting period under the Hart-Scott-Rodino Antitrust Act of 1976, as amended; (iii) the absence of a material adverse effect on the utility businesses being sold to Black Hills; and (iv) the ability and readiness of Aquila, Great Plains Energy and Gregory Acquisition Corp. to complete the Merger immediately after the completion of the asset sales. The employees of these utility operations are expected to be transferred to Black Hills upon completion of the sale.

The Merger and the asset sales are contingent upon the closing of the other transaction, meaning that one transaction will not close unless the other transaction closes.

On April 4, 2007, we and Great Plains Energy filed joint applications with the Missouri Commission and the Kansas Commission requesting approval of the Merger. On the same date, we and Black Hills filed joint applications with the Colorado Public Utilities Commission, IUB, Kansas Commission and Nebraska Commission requesting approval of the asset sales to Black Hills.

We have evaluated the accounting classification of the assets to be acquired by Black Hills relative to SFAS 144. Based on our assessment, the criteria for classification of the assets as "held for sale" and discontinued operations have not been met. Important factors underlying our analysis include: our management and board of directors have no intention of selling these assets separately from the contingent, two-step Merger transaction, which is not a usual and customary provision for asset sales; the significant conditions to closing, including numerous shareholder and regulatory approvals; and, the fact the asset sale will occur immediately prior to the completion of the Merger. As a result, we have not reclassified the assets to be acquired by Black Hills as "held for sale" and reported those results as discontinued operations.

Regardless of whether the Merger is completed, we will incur significant costs, primarily consisting of investment banking, legal, employee retention, change-in-control, and other severance costs which we will expense as they are incurred. In 2006, we incurred approximately $2.3 million of costs (primarily investment banking and legal costs) relating to these transactions. In the three months ended March 31, 2007, we incurred $7.3 million of additional costs, including fees paid to our financial advisors of $6.2 million in connection with the signing and announcement of the merger agreement. These costs are included in operation and maintenance expense in Corporate and Other.

In February 2007, we also executed retention agreements totaling $8.4 million with numerous non-executive employees to mitigate employee attrition prior to the closing of the Merger. The retention awards will be paid on the earlier of the closing of the Merger or January 31, 2008. We accrued $1.2 million of expense related to these retention agreements in the three months ended March 31, 2007. These costs are included in operation and maintenance expense in Corporate and Other.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

See Forward-Looking Information beginning on page 42.

Strategy

Our remaining repositioning initiatives continue to be focused on improving operational results of our integrated electric and gas utility operations and strengthening our credit profile in order to efficiently execute our multi-state regulated utility growth strategy. The key elements of our remaining repositioning initiatives are to significantly reduce our debt levels and interest expense.

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

We expect to use the proceeds from our Kansas electric asset sale to retire debt and reduce interest expense or fund capital expenditures. We have not made a final determination of which debt will be retired. The particular debt instruments to be retired will depend upon market conditions, the market price of the particular debt instrument, the call provisions, the remaining life of the instrument, our near term capital needs and the timing of the receipt of the sales proceeds. We intend to apply the sales proceeds in a manner which maximizes the improvement to our credit profile and cash flow.

Current Credit Ratings

As of March 31, 2007, our senior unsecured long-term debt ratings, as assessed by the three major credit rating agencies, were as follows:

Agency	Rating	Commentary
Moody's	B2	Ratings Under Review for Possible Upgrade
S&P	B	Credit Watch Positive
Fitch	B+	Rating Watch Positive

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

Credit Facility	Expiration	Maximum Capacity	Borrowings or Letters of Credit Issued at March 31, 2007
		In millions
Four-Year Secured Revolving Credit Facility	April 22, 2009 (1)	$150.0	$–
Five-Year Unsecured Revolving Credit Facility	September 19, 2009	110.0	–
$180 Million Unsecured Revolving Credit and Letter of Credit Facility	April 13, 2010 (1)	180.0	129.7
$50 Million Unsecured Revolving Credit and Letter of Credit Facility	December 19, 2007	50.0	42.0

(1)	Borrowings under these facilities must be repaid within 364 days unless we obtain regulatory approval to incur long-term indebtedness under these facilities.

Cash Flows

Cash Flows Provided From Operating Activities

Our positive three-month 2007 operating cash flows were driven primarily by seasonal declines in working capital requirements for our utility operations.

Our positive three-month 2006 operating cash flows were driven primarily by seasonal declines in working capital requirements for our utility operations and the continued wind-down of our merchant trading portfolio, which triggered the return of $91.3 million of funds on deposit and a $35.1 million decrease in other current assets. Additionally, we received $38.7 million of funds on deposit returns due to the replacement of cash deposits and cash-collateralized letters of credit with unsecured letters of credit supporting our former Elwood tolling contracts, and utilized $53.9 million of gas inventory held in storage. Offsetting the increases was the return of $43.7 million of counterparty collateral resulting from lower natural gas prices since December 2005, a $25.4 million payment to Calpine in connection with the netting of amounts owed under various contracts at the time of Calpine’s bankruptcy filing, and a $15.8 million decrease in accrued interest due to the timing of interest payments.

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

Cash Flows Provided From (Used For) Investing Activities

The decrease in cash provided from investing activities was primarily the result of lower cash proceeds received on the sale of assets. In addition, utility capital expenditures increased compared to 2006 primarily due to the construction of the Iatan 2 facility.

Cash Flows Used For Financing Activities

Cash flows used for financing activities in the three months ended March 31, 2007 and 2006 consist primarily of cash we paid to retire our short and long-term debt obligations and our payments under our remaining long-term gas contracts that expire by early 2008.

Collateral Positions

As of March 31, 2007, we had posted cash collateral for the following:

In millions
Trading positions	$32.1
Utility cash collateral requirements	35.8
Other	.8
Total Funds on Deposit	$68.7

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

FINANCIAL REVIEW

This review of performance is organized by business segment, reflecting the way we managed our business during the periods covered by this report. Each business group leader is responsible for operating results down to EBITDA. We use EBITDA as a performance measure as it captures the income and expenses within the management control of our segment business leaders. Because financing for the various business segments is generally completed at the parent company level, EBITDA provides our management and third parties an indication of how well individual business segments are performing. Therefore, each segment discussion focuses on the factors affecting EBITDA, while financing and income taxes are separately discussed at the corporate level.

As further discussed in Note 3 to the Consolidated Financial Statements, we have reported the results of operations of the following assets in discontinued operations in the Consolidated Statements of Income: (i) our former Kansas electric utility operations and our former Michigan, Minnesota and Missouri gas utility operations, (ii) our former peaking power plants in Illinois, and (iii) our former communications business, Everest Connections. Therefore, the operating results of these assets are discussed separately from the reporting segments to which they relate under the caption “Discontinued Operations.”

The use of EBITDA as a performance measure is not meant to be considered an alternative to net income or cash flows from operating activities, which are determined in accordance with GAAP. In addition, our use of EBITDA may not be comparable to similarly titled measures used by other entities.

	Three Months Ended
	March 31,
In millions	2007	2006
Earnings (Loss) Before Interest, Taxes, Depreciation and Amortization:
Utilities:
Electric Utilities	$6.2	$23.6
Gas Utilities	29.1	25.1
Total Utilities	35.3	48.7
Merchant Services	(4.1)	(7.4)
Corporate and Other	(10.3)	(5.6)
Total EBITDA	20.9	35.7
Depreciation and amortization	27.2	27.1
Interest expense	34.7	37.0
Income tax benefit	(13.8)	(10.8)
Loss from continuing operations	(27.2)	(17.6)
Earnings from discontinued operations, net of tax	2.9	16.5
Net loss	$(24.3)	$(1.1)

Key Factors Impacting Results of Continuing Operations

For the three months ended March 31, 2007, total EBITDA decreased $14.8 million compared to 2006. Key factors affecting 2007 results were as follows:

•	Total Utilities EBITDA decreased $13.4 million primarily due to increased fuel and purchased power costs in our Electric Utilities resulting from reduced availability of certain power plants due to unplanned or extended outages and curtailed delivery under a purchased power contract, unfavorable settlements of hedge transactions and increased operation and maintenance expenses. These EBITDA decreases were offset in part by increased EBITDA in our Gas Utilities due to favorable weather and other volumes and increased interim rates in Nebraska.

•

Merchant Services loss before interest, taxes, depreciation and amortization decreased $3.3 million in 2007 compared to 2006 primarily due to the elimination of $9.6 million of margin losses incurred in 2006 related to our former Elwood tolling agreements as a result of the assignment of obligations associated with these agreements in June 2006, offset in part by $4.4 million of reversals of allowances for bad debts in 2006 that did not recur in 2007.

•

Corporate and other loss before interest, taxes, depreciation and amortization increased $4.7 million in 2007 compared to 2006, primarily due to increased legal and financial advisors fees related to the pending merger and asset sale.

Electric Utilities

The table below summarizes the operations of our Missouri and Colorado Electric Utilities, which represent our continuing electric operations:

	Three Months Ended
	March 31,
Dollars in millions	2007	2006
Sales:
Electricity—regulated	$171.6	$169.3
Other—non-regulated	.2	.2
Total sales	171.8	169.5
Cost of sales:
Electricity—regulated	115.5	97.4
Other—non-regulated	–	.1
Total cost of sales	115.5	97.5
Gross profit	56.3	72.0
Operation and maintenance expense	48.2	42.9
Taxes other than income taxes	5.8	5.4
Other income (expense)	3.9	(.1)
EBITDA	$6.2	$23.6
Reconciliation of EBITDA to Loss Before Income Taxes:
EBITDA	$6.2	$23.6
Depreciation and amortization expense	18.4	17.3
Interest expense	14.1	13.2
Loss before income taxes	$(26.3)	$(6.9)
Electric sales and transportation volumes (GWh)	2,673.0	2,661.0
Electric customers at end of period	400,414	394,418

Quarter-to-Quarter

Sales, Cost of Sales and Gross Profit

Sales and cost of sales for the Electric Utilities business increased $2.3 million and $18.0 million, respectively. However, gross profit decreased by $15.7 million in 2007 compared to 2006. These changes were primarily due to the following factors:

•	Sales and gross profit increased by $5.0 million due to a rate increase in Missouri effective March 2006.

•	Favorable weather-related retail volume and other variances increased gross profit by $4.3 million in 2007.

•

Cost of sales increased by $21.9 million due to several factors. First, several of our wholly-owned and jointly-owned coal-fired, baseload plants experienced outages (both unplanned outages and extended planned outages) in the quarter that required us to purchase replacement power in the spot market, which increased costs by $3.0 million. In addition, a baseload purchased power contract was curtailed under a force majeure due to transmission constraints, thereby requiring additional power to be purchased in the spot market resulting in increased costs of sales of $3.4 million. Also contributing to the increased costs was higher generation cost of $3.3 million caused by higher coal and delivery costs as well as a greater percentage of generation from gas fired units. A combination of the above events, as well as other regional market conditions, generally resulted in higher purchased power prices in the spot market during the quarter, which added $12.2 million to our cost of sales.

•	Unfavorable derivative settlements related to fuel hedges for our Missouri operations of $5.5 million also contributed to the increase in cost of sales in 2007.

•	Sales and cost of sales decreased $8.5 million and $9.5 million, respectively, from lower sales for resale. Gross profit increased, however, by $1.0 million from 2006 to 2007.

Operation and Maintenance Expense

Operation and maintenance expense increased $5.3 million in 2007 compared to 2006. A primary factor contributing to this increase was a $2.4 million increase in labor and benefit costs. Also included in the quarter-to-quarter expense increase was a $3.5 million increase in outside services and materials related to maintenance during the plant outages.

Other Income (Expense)

Other income increased $4.0 million primarily due to the receipt in 2007 of $3.2 million in breakup fees related to the unsuccessful attempt to purchase the Aries power plant for which we had been named the stalking horse bidder in an auction process run on behalf of creditors of Calpine Corporation.

Earnings Trend

Our Missouri electric assets comprise a majority of our utility assets, and the earnings generated by our Missouri electric operations account for a majority of our total utility earnings and revenue. We expect this trend to continue, and for our financial condition to become increasingly dependent on the revenue and earnings generated by our Missouri electric operations. As we increase rates and eliminate costs formerly allocated to our other operations, we expect the earnings generated by our Missouri electric operations to improve.

As mentioned above, it was necessary for us to purchase additional power in the spot market due to reduced delivery under a purchase power contract whose supplier was experiencing severe transmission constraints resulting from winter storm damage. It is anticipated that repairs to these transmission lines will not be completed until the end of May 2007 and could result in $2.0 million of estimated increased costs for purchased power in the second quarter of 2007.

We have entered into a program for our electric utility operations in Missouri to mitigate our exposure to natural gas price volatility in the market. The mark-to-market liability position of the portfolio of $.9 million relates to contracts that will settle against actual purchases of natural gas and purchased power in 2007 through 2009. In connection with the March 2006 settlement of our Missouri electric rate case, we agreed that these contracts would be recognized into cost of sales when they settle. A net regulatory asset has been recorded under SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71), in the amount of $.9 million to reflect the change in the timing of recognition authorized by the Missouri Commission.

As a result of the fuel adjustment clause legislation signed into law in July 2005, the Missouri Commission set forth rules regarding the implementation and definition of costs to be recovered in the fuel adjustment mechanism for our Missouri electric operations. The rules became final on January 30, 2007. Based upon the Stipulation and Agreement in the pending rate case ER-2007-0004 in Missouri the value of our NYMEX financial contracts will be a part of the defined costs to be recovered through any fuel adjustment structure approved by the Missouri Commission in this pending rate case.

Gas Utilities

The table below summarizes the operations of our Colorado, Iowa, Kansas and Nebraska Gas Utilities, which represent our continuing gas operations:

	Three Months Ended
	March 31,
Dollars in millions	2007	2006
Sales:
Natural gas—regulated	$270.7	$253.2
Other—non-regulated	5.1	9.8
Total sales	275.8	263.0
Cost of sales:
Natural gas—regulated	209.7	199.5
Other—non-regulated	2.4	7.5
Total cost of sales	212.1	207.0
Gross profit	63.7	56.0
Operation and maintenance expense	31.1	27.7
Taxes other than income taxes	3.2	3.0
Other income (expense)	(.3)	(.2)
EBITDA	$29.1	$25.1
Reconciliation of EBITDA to Income Before Income Taxes:
EBITDA	$29.1	$25.1
Depreciation and amortization expense	7.8	8.8
Interest expense	3.1	3.8
Income before income taxes	$18.2	$12.5

Gas sales and transportation volumes (Bcf)	39.5	33.4
Gas customers at end of period	520,340	514,651

Quarter-to-Quarter

Sales, Cost of Sales and Gross Profit

Sales and cost of sales for the Gas Utilities business increased $12.8 million and $5.1 million, respectively, for a gross profit increase of $7.7 million in 2007 compared to 2006. These changes were primarily due to the following factors:

•	Sales and gross profit increased by $1.8 million due primarily to an interim rate increase, subject to refund, in Nebraska effective in February 2007.

•	Favorable weather and volume variances, net of weather hedges, increased sales, cost of sales and gross profit by $52.8 million, $48.4 million and $4.4 million, respectively.

•

Increased sales and cost of sales were partially offset by approximately $40.1 million due to a 15.5% decrease in natural gas prices in the first quarter of 2007 compared to 2006. However, because gas purchase costs for our gas utility operations are passed through to our customers, the change in gas prices did not have a corresponding impact on gross profit.

Operation and Maintenance Expense

Operation and maintenance increased $3.4 million in 2007 compared to 2006. The increase was due to higher outside services, labor and other operating costs.

Regulatory Matters

The following is a summary of our recent rate case activity through April 30, 2007:

In millions	Type of Service	Date Requested	Date Effective	Amount Requested	Amount Approved
Iowa (1)	Gas	5/2005	3/2006	$4.1	$2.9
Missouri (2)	Electric	5/2005	3/2006	78.6	44.8
Missouri (2)	Steam	5/2005	3/2006	5.0	4.5
Missouri (3)	Electric	7/2006	Pending	118.9	Pending
Kansas (4)	Gas	11/2006	Pending	7.2	Pending
Nebraska (5)	Gas	11/2006	Pending	16.3	Pending

(1)

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

(2)

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

(3)

In July 2006, we filed for a $94.5 million rate increase, or 22.0%, in our Missouri Public Service territory and a $24.4 million increase, or 22.1%, in our St. Joseph Light & Power territory. These increases were requested to recover increases in the cost of fuel and purchased power capacity and increased operating costs. The amount of the request is based, among other things, on a return on equity of 11.5% and an adjusted equity ratio of 47.5%. In addition, we requested the implementation of a fuel adjustment clause.

Our original filing reflected flow-through power capacity costs equivalent to the estimated revenue requirement for the purchase of the Aries plant, for which we had been named the stalking horse bidder in an auction process run on behalf of creditors of Calpine Corporation. However, the bidding reached a point at which it did not make economic sense for Aquila to continue in the process. Consequently, we secured lower cost short-term purchased power contracts in lieu of the capacity the Aries plant would have otherwise provided.

In January 2007, the Missouri Commission staff recommended a return on equity in the range of 9% to 10.25% which, together with other recommendations of the staff, would yield a rate increase in the range of $45.9 million to $56.4 million. The staff’s case included the effects of not acquiring Aries, as discussed above. The staff recommended implementing an interim energy charge instead of a fuel adjustment clause.

On April 4, 2007, Aquila, the Missouri Commission staff and various intervenors entered into a stipulation and agreement that settled several issues raised in the pending Missouri rate cases. Among other things, the stipulation and agreement (i) established a $918.5 million rate base for the Missouri Public Service operations and a $186.8 million rate base for the St. Joseph Light & Power operations; (ii) established the present revenue requirements of each operation, and the additional revenue requirements to result from the pending rate cases; (iii) authorized the inclusion in base rates of $156.4 million and $38.2 million of fuel and purchased power costs for the Missouri Public Service and St. Joseph Light & Power operations, respectively; and (iv) authorized us to continue to use the depreciation rates currently established for our Missouri operations. On April 12, 2007, the Missouri Commission approved the stipulation and agreement. The settlement would result in rate increases of approximately $53.3 million pending the resolution of three issues on which hearings were held. The remaining issues to be settled include the appropriate return on equity, for which the Missouri Commission staff has recommended a return on equity of 9.625%, which is the mid-point of staff's recommended range of 9% to 10.25%; the authorization of our requested fuel adjustment recovery mechanism; and, the treatment of an accounting authority order. Hearings were completed on April 12, 2007, and we expect a final order from the Missouri Commission by mid-May, with new rates effective May 30, 2007.

(4)

In November 2006, we filed for a $7.2 million rate increase for our Kansas gas utility operations. Also included in this filing was a request to redesign the rate structure to shift most fixed-cost of service recovery from the usage-based delivery charge to a customer and demand charge. The Kansas Commission staff has proposed a $4.2 million increase based upon a 9.8% return on equity, and another intervenor (CURB) proposed a $3.5 million increase based upon a 9.35% return on equity. On April 20, 2007, Aquila, the Kansas Commission staff, and various intervenors entered into a stipulation and agreement that resulted in a "black box" settlement of $5.1 million, with a residential customer charge of $16 per month that will recover approximately 65% of the margin in the customer charge. Our proposed demand-based rate design was not adopted. We expect the Kansas Commission to approve the settlement and new rates in May 2007, with implementation beginning June 1, 2007.

(5)

In November 2006, we filed for a $16.3 million rate increase for our Nebraska gas utility operations. Interim rates were implemented on February 15, 2007, and the Nebraska Commission has up to 240 days to make a decision regarding our rate request. The state's public advocate has recommended a $1.8 million rate increase based upon a 10% return on equity. If the interim rates are higher than the final rates approved by the Nebraska Commission, the difference plus interest will be refunded or credited to customers.

Merchant Services

The table below summarizes the operations of our Merchant Services businesses:

	Three Months Ended
	March 31,
In millions	2007	2006
Sales	$(3.4)	$(1.5)
Cost of sales	–	9.7
Gross loss	(3.4)	(11.2)
Operating expenses:
Operation and maintenance expense, net	.8	(3.1)
Taxes other than income taxes	–	.4
Net loss on sale of assets and other charges	–	.7
Total operating expenses (income), net	.8	(2.0)
Other income	.1	1.8
Earnings (loss) before interest, taxes, depreciation and amortization	$(4.1)	$(7.4)
Reconciliation of EBITDA to Loss Before Income Taxes:
EBITDA	$(4.1)	$(7.4)
Depreciation and amortization expense	1.0	1.1
Interest expense	2.6	6.2
Loss before income taxes	$(7.7)	$(14.7)

We show our gains and losses from energy trading contracts on a net basis. To the extent losses exceeded gains, sales are shown as a negative number.

Quarter-to-Quarter

Sales, Cost of Sales and Gross Loss

Gross loss for our Merchant Services operations for the three months ended March 31, 2007 was $3.4 million, primarily due to the following factors:

•

We incurred margin losses of $2.2 million resulting from the difference between revenue recognized on our two remaining long-term gas delivery contracts compared to the net cost of gas delivered under these contracts. These contracts expire by early 2008.

•	We also incurred a $1.2 million gross loss related to the settlement of various contracts and trade positions in the first quarter of 2007 due to the continued wind-down of our merchant operations.

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

Operation and Maintenance Expense

Operation and maintenance expense increased $3.9 million in 2007 from 2006 primarily due to the first quarter of 2006 reversal of $4.4 million of allowances for bad debts provided in prior years as our receivable balance declined with the roll-off of the legacy trading portfolio.

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

We evaluated the carrying value of the Crossroads plant as of December 31, 2005. We performed this evaluation due to reduced spark spreads and an oversupply of generation that we expect will continue for the next few years. This situation has prevented the plant from producing significant margins and, in turn, has created losses for us. It is forecasted that these losses will continue for the next few years. We separately tested the cash flows for the plant based on estimated margin contributions and forecasted operating expenses over its remaining plant life. The peaking plant was placed into service in 2002 and we depreciate the facility over 35 years. In evaluating future estimated margin contributions, we used external price curves based on four different future price environments. In each environment, we calculated an average margin contribution based on a multi-simulation scenario analysis and then equally weighted each price environment. Based on this analysis and the level of probability we would sell this asset, the undiscounted, probability-weighted cash flows for the plant exceeded its current book value. Therefore, under SFAS 144 no impairment was required as of December 31, 2005. We have evaluated this asset as held and used. If at some future date we determine this asset is held for sale, based on current market values, we would likely record a material impairment charge. As of December 31, 2006, we reviewed market conditions and the assumptions used in the 2005 assessment and determined that no significant adverse changes had occurred. Therefore, a full assessment was not required. As of March 31, 2007, the carrying value of this plant was $117.9 million.

Corporate and Other

The table below summarizes the operating results of Corporate and Other:

	Three Months Ended
	March 31,
In millions	2007	2006
Operating expenses:
Operation and maintenance expense	$10.9	$3.7
Taxes other than income taxes	(.1)	.1
Restructuring charges	1.6	2.0
Total operating expenses	12.4	5.8
Other income	2.1	.2
Earnings (loss) before interest, taxes, depreciation and amortization	$(10.3)	$(5.6)
Reconciliation of EBITDA to Loss Before Income Taxes:
EBITDA	$(10.3)	$(5.6)
Depreciation and amortization expense	–	(.1)
Interest expense	14.9	13.8
Loss before income taxes	$(25.2)	$(19.3)

Quarter-to-Quarter

Operation and Maintenance Expense

Operation and maintenance expense increased $7.2 million primarily due to advisor fees and legal costs related to the pending merger.

Other Income

Other income increased $1.9 million in 2007 compared to 2006 primarily due to increased interest income on available cash balances.

Interest Expense and Income Tax Benefit

The table below summarizes our consolidated interest expense and income tax benefit:

	Three Months Ended
	March 31,
In millions	2007	2006

Interest expense	$34.7	$37.0
Income tax expense (benefit)	$(13.8)	$(10.8)

Quarter-to-Quarter

Interest Expense

Interest expense decreased $2.3 million in 2007 compared to 2006 primarily due to $14.3 million of interest savings on debt retired in 2006 offset in part by $12.8 million of decreased allocations of interest to discontinued operations due to the completion of the sale of certain assets. This increase in expense for continuing operations reflects the delay between the receipt of cash proceeds and the use of that cash to reduce debt. In addition, to the extent that cash proceeds were used to reduce obligations other than debt, such as our former Elwood tolling agreement, this interest expense will remain in continuing obligations.

Income Tax Benefit

Income tax benefit increased $3.0 million in 2007 compared to 2006. The effective tax rate in 2007 was 33.5% compared to 38.0% in 2006 as a result of the tax effect of non-deductible merger transaction fees offset in part by a $2.9 million decrease in our valuation allowance for net operating losses.

Discontinued Operations

As further discussed in Note 3 to the Consolidated Financial Statements, we have reported the results of operations of our former Kansas electric utility, our former Michigan, Minnesota and Missouri gas utilities, our former Raccoon Creek and Goose Creek merchant peaking plants and our former Everest Connections business, in discontinued operations in the Consolidated Statements of Income for all periods presented. The operating results of these operations are summarized in the table below.

	Three Months Ended
	March 31,
Dollars in millions	2007	2006
Sales	$43.5	$310.0
Cost of sales	23.1	233.5
Gross profit	20.4	76.5
Operating expenses:
Operation and maintenance expense	10.0	28.7
Taxes other than income taxes	1.8	4.1
Restructuring charges	–	.7
Net (gain) on sale of assets and other charges	(.1)	(1.5)
Total operating expenses	11.7	32.0
Other income (expense)	.1	(.3)
EBITDA	8.8	44.2
Depreciation and amortization expense	–	.6
Interest expense	4.1	16.9
Income before income taxes	4.7	26.7
Income tax expense	1.8	10.2
Earnings from discontinued operations, net of tax	$2.9	$16.5

Electric sales and transportation volumes (GWh)	549.6	501.0
Electric customers at end of period	69,193	69,001
Gas sales and transportation volumes (Bcf)	–	37.3
Gas customers at end of period	–	416,587

Quarter-to-Quarter

Sales, Cost of Sales and Gross Profit

Electric Utilities

Sales and cost of sales for our Kansas electric utility increased $3.6 million and $4.0 million, respectively, resulting in a gross profit decrease of $.4 million in 2007 compared to 2006. The decrease in gross profit is primarily due to lower sale for resale margins.

Gas Utilities

Sales and cost of sales for our Michigan, Minnesota, and Missouri gas utilities decreased $257.1 million and $209.6 million, respectively, resulting in a gross profit decrease of $47.5 million due to the closing of the sales of these operations in 2006.

Corporate and Other

Sales, cost of sales and gross profit decreased $12.4 million, $4.0 million, and $8.4 million, respectively, in 2007 compared to 2006 due to the sale of our Everest Connections subsidiary in June 2006.

Operation and Maintenance Expense

Operation and maintenance expense decreased $18.7 million in 2007 compared to 2006 primarily as a result of the sale of our former Michigan, Missouri, and Minnesota gas operations and our Everest Connections subsidiary in 2006.

Interest Expense

Interest expense decreased $12.8 million in 2007 compared to 2006 as the allocations to our Michigan, Missouri and Minnesota gas operations, our two Illinois merchant peaking facilities and our Everest Connections subsidiary ended when they were sold.

Income Tax Expense

Income tax expense decreased $8.4 million in 2007 compared to 2006. The effective income tax rate for 2007 was 38.3% compared to 38.2% for 2006.

Significant Balance Sheet Movements

Total assets decreased by $109.2 million since December 31, 2006. This decrease is primarily due to the following:

•	Cash decreased $29.9 million. See our Consolidated Statement of Cash Flows for analysis of this decrease.

•	Funds on deposit decreased $39.2 million, primarily due to the return of margin deposits associated with the seasonal decrease in gas purchases by our regulated utilities.

•

Price risk management assets increased $16.1 million, primarily due to the expiration of unfavorable gas forward contracts and options in the quarter at the end of the winter heating season and increases in forward gas prices on remaining positions.

•	Utility plant, net increased $16.8 million, primarily due to additional capital expenditures, including the construction of Iatan 2.

•	Regulatory assets, current decreased $28.1 million due to lower purchased gas cost adjustment clause assets at the end of the winter heating season.

Total liabilities decreased by $106.3 million and common shareholders’ equity decreased by $2.9 million since December 31, 2006. These changes are primarily attributable to the following:

•

Accounts payable decreased by $64.1 million, primarily reflecting the seasonal decrease in gas purchases by our regulated utilities, the effects of lower natural gas prices, and lower volumes of gas delivered due to our exit from wholesale energy trading.

•

Price risk management liabilities decreased $9.1 million, primarily due to the expiration of unfavorable gas forward contracts and options in the quarter at the end of the winter heating season offset in part by increases in forward gas prices on remaining positions.

•	Accrued interest decreased $16.3 million primarily due to the timing of periodic interest payments.

•	Long-term debt including current maturities of long-term debt, decreased $16.0 million primarily due to the scheduled retirement of senior notes and other debt.

•	Deferred income taxes and credits decreased $19.3 million due to the implementation of FIN 48 as discussed in Note 10 to the Consolidated Financial Statements.

•

Common shareholders equity decreased $2.9 million primarily due to the net loss for the three months ended March 31, 2007 offset by the $19.3 million cumulative effect of adopting FIN 48 on January 1, 2007.

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

▪	We may not complete the sale of our Colorado electric utility assets and Colorado, Iowa, Kansas and Nebraska gas utility assets to Black Hills, which must occur prior to the completion of the Merger.

▪

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

▪

Significant increases in forecasted capital expenditures may result in the retirement of less debt than would otherwise be possible and, therefore, we may not be able to reduce our interest expense in a manner that improves our credit sufficiently.

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

The changes in fair value of our Utilities and Merchant Services derivative contracts for 2007 are summarized below:

In millions	Utilities	Merchant Services	Total

Fair value at December 31, 2006	$(19.1)	$32.2	$13.1
Change in fair value during the period	13.6	(1.3)	12.3
Contracts realized or cash settled	16.3	(3.4)	12.9
Fair value at March 31, 2007	$10.8	$27.5	$38.3

The fair value of contracts maturing in the remainder of 2007, each of the next three years and thereafter are shown below:

In millions	Utilities	Merchant Services	Total

2007	$2.6	$14.0	$16.6
2008	5.5	5.3	10.8
2009	2.7	1.0	3.7
2010	–	1.1	1.1
Thereafter	–	6.1	6.1
Total fair value	$10.8	$27.5	$38.3

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

Part II – Other Information

Item 1. Legal Proceedings

Information on our legal proceedings is set forth in Note 8 to the Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

Our strategic repositioning plan depends on our ability to retire a sufficient amount of debt and other long-term liabilities with the net proceeds from the sale of our Kansas electric operations.

In April 2007, we sold our Kansas electric utility operations for a base purchase price of $249.7 million. We anticipate using the net sale proceeds to retire debt and other obligations, and to fund capital expenditures, including rate-base investments required to satisfy our long-term power generation and transmission needs and comply with environmental rules and regulation. If we are not able to retire a principal amount of debt sufficient to reduce our interest expense to a level that can be satisfied by the cash flow generated by our remaining utility operations, we will continue to have a cash flow shortfall. We may also need to explore alternatives with respect to financing the significant capital expenditures anticipated in connection with environmental upgrades and compliance, as well as capital expenditures generally required to continue to provide safe and reliable service to our remaining utility customers.

Item 6. Exhibits

(a) List of Exhibits

Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated below.

Exhibit No.	Description
2.1*

Agreement and Plan of Merger among the Company, Great Plains Energy Incorporated, Gregory Acquisition Corp. and Black Hills Corporation, dated as of February 6, 2007 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 7, 2007).

10.1*	Agreement, by and between Aquila, Inc. and Keith G. Stamm, dated March 16, 2007 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2007).
10.2*

Asset Purchase Agreement by and among the Company, Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp., dated February 6, 2007 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 7, 2007).

10.3*

Partnership Interests Purchase Agreement by and among the Company, Aquila Colorado, LLC, Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp., dated February 6, 2007 (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 7, 2007).

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

Aquila, Inc.

By:	/s/ Beth A. Armstrong Beth A. Armstrong Senior Vice President and Chief Accounting Officer
Signing on behalf of the registrant and as principal financial officer

Date:	May 7, 2007