Form 10-Q
period 2007-06-30
AQUILA  INC
filed 2007-08-03
CIK 66960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

_______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2007
Common Stock, $1 par value	374,810,278

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Information regarding the consolidated financial statements is on pages 5 through 33.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is on pages 34 through 54.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk as described on pages 66 through 69 of our 2006 Annual Report on Form 10-K. See discussion on page 54 of this document for changes in market risk since December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Information regarding disclosure controls and procedures is on page 55.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is on page 54.

ITEM 1A. RISK FACTORS

See pages 21 through 25 of our 2006 Annual Report on Form 10-K for a discussion of risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information regarding submission of matters to a vote of security holders is on page 56.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibits are on page 57.

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

SAIFI – System Average Interruption Frequency Index.

S&P – Standard and Poor’s, a division of The McGraw-Hill Companies, Inc., a leading global rating agency.

SEC – Securities and Exchange Commission, a governmental agency of the United States of America.

SFAS – Statement of Financial Accounting Standards, the accounting and financial reporting rules issued by FASB.

Westar – Westar Energy, Inc., a Kansas utility company.

Part I. Financial Information

Item 1. Financial Statements

Aquila, Inc.

Consolidated Statements of Income—Unaudited

	Three Months Ended
	June 30,
In millions, except per share amounts	2007	2006
Sales:
Electricity—regulated	$198.2	$188.9
Natural gas—regulated	96.7	88.7
Other—non-regulated	3.7	5.4
Total sales	298.6	283.0
Cost of sales:
Electricity—regulated	102.6	95.3
Natural gas—regulated	63.0	56.8
Other—non-regulated	4.7	13.1
Total cost of sales	170.3	165.2
Gross profit	128.3	117.8
Operating expenses:
Operation and maintenance expense	71.4	81.8
Taxes other than income taxes	4.5	5.2
Restructuring charges	–	2.9
Net loss on sale of assets and other charges	1.3	240.7
Depreciation and amortization expense	26.9	24.4
Total operating expenses	104.1	355.0
Operating income (loss)	24.2	(237.2)
Other income (expense), net	13.5	6.2
Interest expense	45.4	44.7
Loss from continuing operations before income taxes	(7.7)	(275.7)
Income tax expense (benefit)	7.6	(22.9)
Loss from continuing operations	(15.3)	(252.8)
Earnings from discontinued operations, net of tax	.6	97.8
Net loss	$(14.7)	$(155.0)
Basic and diluted earnings (loss) per common share:
Continuing operations	$(.04)	$(.67)
Discontinued operations	–	.26
Net loss	$(.04)	$(.41)
Dividends per common share	$–	$–

See accompanying notes to consolidated financial statements.

Aquila, Inc.

Consolidated Statements of Income—Unaudited

	Six Months Ended
	June 30,
In millions, except per share amounts	2007	2006
Sales:
Electricity—regulated	$369.8	$358.2
Natural gas—regulated	367.4	341.9
Other—non-regulated	5.6	13.9
Total sales	742.8	714.0
Cost of sales:
Electricity—regulated	218.1	192.7
Natural gas—regulated	272.7	256.3
Other—non-regulated	7.1	30.4
Total cost of sales	497.9	479.4
Gross profit	244.9	234.6
Operating expenses:
Operation and maintenance expense	162.4	153.0
Taxes other than income taxes	13.4	14.1
Restructuring charges	1.6	4.9
Net loss on sale of assets and other charges	1.3	241.4
Depreciation and amortization expense	54.1	51.5
Total operating expenses	232.8	464.9
Operating income (loss)	12.1	(230.3)
Other income (expense), net	19.3	7.9
Interest expense	80.1	81.7
Loss from continuing operations before income taxes	(48.7)	(304.1)
Income tax benefit	(6.2)	(33.7)
Loss from continuing operations	(42.5)	(270.4)
Earnings from discontinued operations, net of tax	3.5	114.3
Net loss	$(39.0)	$(156.1)
Basic and diluted earnings (loss) per common share:
Continuing operations	$(.11)	$(.72)
Discontinued operations	.01	.30
Net loss	$(.10)	$(.42)
Dividends per common share	$–	$–

See accompanying notes to consolidated financial statements.

Aquila, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
In millions	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$96.6	$232.8
Funds on deposit	61.0	107.9
Accounts receivable, net	216.3	257.0
Inventories and supplies	98.5	116.0
Price risk management assets	64.4	71.3
Regulatory assets, current	2.8	29.0
Other current assets	25.0	33.5
Current assets of discontinued operations	–	26.5
Total current assets	564.6	874.0
Utility plant, net	1,870.3	1,825.1
Non-utility plant, net	127.8	130.2
Price risk management assets	26.8	43.4
Goodwill, net	111.0	111.0
Regulatory assets	129.5	149.0
Deferred charges and other assets	50.4	53.6
Non-current assets of discontinued operations	–	286.1
Total Assets	$2,880.4	$3,472.4

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$4.9	$19.7
Accounts payable	97.4	205.4
Accrued interest	46.0	49.7
Regulatory liabilities, current	31.6	10.8
Accrued compensation and benefits	18.5	26.8
Pension and post-retirement benefits, current	3.5	3.5
Other accrued liabilities	73.1	94.3
Price risk management liabilities	51.0	74.5
Customer funds on deposit	19.3	15.6
Current liabilities of discontinued operations	–	1.4
Total current liabilities	345.3	501.7
Long-term liabilities:
Long-term debt, net	1,039.1	1,385.9
Deferred income taxes and credits	–	19.3
Price risk management liabilities	13.9	27.1
Pension and post-retirement benefits	74.0	72.5
Regulatory liabilities	68.0	72.4
Deferred credits	49.5	51.5
Non-current liabilities of discontinued operations	–	35.9
Total long-term liabilities	1,244.5	1,664.6

Common shareholders’ equity	1,290.6	1,306.1

Total Liabilities and Shareholders’ Equity	$2,880.4	$3,472.4

See accompanying notes to consolidated financial statements.

Aquila, Inc.

Consolidated Statements of Comprehensive Income—Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2007	2006	2007	2006
Net loss	$(14.7)	$(155.0)	$(39.0)	$(156.1)
Other comprehensive income (loss), net of related tax:
Foreign currency adjustments:
Foreign currency translation adjustments, net of deferred tax expense (benefit) of $.5 million and $(.2) million for the three months ended June 30, 2007 and 2006, respectively and $.5 million and $(.4) million for the six months ended June 30, 2007 and 2006, respectively	.8	(.3)	.8	(.6)
Reclassification of foreign currency (gains) losses to income, net of deferred tax (expense) benefit of $(.3) million and $.2 million for the three months ended June 30, 2007 and 2006, respectively and $(.3) million and $.4 million for the six months ended June 30, 2007 and 2006, respectively	(.5)	.4	(.5)	.6
Total foreign currency adjustments	.3	.1	.3	–
Pension and post-retirement benefits costs amortized to income:
Prior service cost, net of deferred tax expense (benefit) of $.2 million and $.4 million for the three and six months ended June 30, 2007, respectively	.3	–	.6	–
Net actuarial loss, net of deferred tax expense (benefit) of $.2 million and $.4 million for the three and six months ended June 30, 2007, respectively	.2	–	.4	–
Accumulated regulatory loss adjustment, net of deferred tax expense (benefit) of $.5 million and $1.0 million for the three and six months ended June 30, 2007, respectively	.9	–	1.8	–
Total pension and post-retirement benefit costs	1.4	–	2.8	–
Other comprehensive income (loss)	1.7	.1	3.1	–
Total Comprehensive Loss	$(13.0)	$(154.9)	$(35.9)	$(156.1)

See accompanying notes to consolidated financial statements.

Aquila, Inc.

Consolidated Statements of Common Shareholders' Equity

In millions	June 30, 2007	December 31, 2006
	(Unaudited)
Common stock: authorized 400 million shares at June 30, 2007 and December 31, 2006, par value $1 per share; 374,899,017 shares issued at June 30, 2007 and 374,611,194 shares issued at December 31, 2006; authorized 20 million shares of Class A common stock, par value $1 per share, none issued	$374.9	$374.6
Premium on capital stock	3,510.0	3,509.2
Retained deficit:
Beginning balance	(2,546.7)	(2,570.6)
Net income (loss)	(39.0)	23.9
Cumulative effect of change in accounting	19.3	–
Ending balance	(2,566.4)	(2,546.7)
Treasury stock, at cost 96,588 shares at June 30, 2007 (90,063 shares at December 31, 2006)	(.4)	(.4)
Accumulated other comprehensive loss	(27.5)	(30.6)
Total Common Shareholders’ Equity	$1,290.6	$1,306.1

See accompanying notes to consolidated financial statements.

Aquila, Inc.

Consolidated Statements of Cash Flows—Unaudited

	Six Months Ended
	June 30,
In millions	2007	2006

Cash Flows From Operating Activities:
Net loss	$(39.0)	$(156.1)
Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation and amortization expense	54.1	52.4
Restructuring charges	1.6	6.9
Cash paid for restructuring and other charges	(2.1)	(221.2)
Net loss on sale of assets and other charges	1.1	92.6
Net changes in price risk management assets and liabilities	(13.3)	48.0
Deferred income taxes and investment tax credits	(.2)	45.4
Changes in certain assets and liabilities, net of effects of divestitures:
Funds on deposit	47.0	177.2
Accounts receivable/payable, net	(68.2)	41.5
Inventories and supplies	16.8	48.3
Other current assets	29.7	34.2
Deferred charges and other assets	22.5	(2.4)
Accrued interest and other accrued liabilities	(9.8)	(73.2)
Customer funds on deposit	3.7	(53.2)
Deferred credits	(4.0)	(4.6)
Other	(.9)	(.5)
Cash provided from operating activities	39.0	35.3
Cash Flows From Investing Activities:
Utilities capital expenditures	(101.1)	(73.4)
Cash proceeds received on sale of assets	294.1	675.0
Purchases of short-term investments	–	(39.2)
Other	1.6	(11.9)
Cash provided from investing activities	194.6	550.5
Cash Flows From Financing Activities:
Premium on the retirement of long-term debt	(1.3)	(22.7)
Retirement of long-term debt	(361.5)	(362.5)
Short-term debt repayments, net	–	(12.0)
Cash paid on long-term gas contracts	(7.9)	(7.9)
Other	.9	1.4
Cash used for financing activities	(369.8)	(403.7)
Increase (decrease) in cash and cash equivalents	(136.2)	182.1
Cash and cash equivalents at beginning of period (includes $4.8 million of cash included in current assets of discontinued operations in 2006)	232.8	19.0
Cash and cash equivalents at end of period	$96.6	$201.1

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

Pending Merger

We have entered into a merger agreement with Great Plains Energy. We discuss our pending merger in more detail in Note 12.

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

Offsetting of Amounts Related to Certain Contracts

In April 2007, the FASB issued FSP FIN 39-1, “Amendment of FASB Interpretation No. 39.” FSP FIN 39-1 replaces certain terms in FIN No. 39 with “derivative instruments” (as defined in SFAS No. 133) and permits the offsetting of fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of applying the guidance in this FSP.

2. Restructuring Charges

We recorded the following restructuring charges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2007	2006	2007	2006
Corporate and Other severance costs	$–	$2.9	$1.6	$4.9
Total restructuring charges	$–	$2.9	$1.6	$4.9

Severance Costs

During the first quarter of 2006 our management adopted and communicated to employees a plan to reduce corporate and central services costs, which included the elimination of approximately 220 positions through attrition and employee terminations. The 83 employees who were involuntarily terminated received severance and other one-time termination benefits. The total cost of one-time termination benefits for these terminated employees was approximately $5.7 million, which was recognized in 2006 over the remaining service period of terminated employees and will be paid out over time. We recognized $2.9 million and $4.9 million for termination benefits in the three and six months ended June 30, 2006, respectively.

In addition, upon closing of the sale of Everest Connections in June 2006, its employees received retention payments of approximately $2.0 million, which were recognized over the period through the closing of the sale. These charges were included in discontinued operations. We recognized $1.3 million and $2.0 million for termination benefits in the three and six months ended June 30, 2006.

Finally, we recorded $1.6 million of one-time termination benefits in first quarter of 2007 related to the departure of our Chief Operating Officer. These benefits will be paid over a two-year period beginning April 28, 2007.

Restructuring Reserve Activity

The following table summarizes activity in accrued restructuring charges for our continuing and discontinued operations for the six months ended June 30, 2007:

In millions
Severance Costs:
Accrued severance costs as of December 31, 2006	$2.3
Additional expense during the period	1.6
Cash payments during the period	(2.1)
Accrued severance costs as of June 30, 2007	$1.8

3. Net Loss on Sale of Assets and Other Charges

We have sold the assets and terminated the contracts in the table below and recorded the following pretax net losses on sale of assets and other charges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2007	2006	2007	2006
Merchant Services:
Elwood tolling contract	$–	$218.0	$–	$218.0
Other	–	–	–	.7
Total Merchant Services	–	218.0	–	218.7
Corporate and Other:
Early retirement of debt	1.3	22.7	1.3	22.7
Total Corporate and Other	1.3	22.7	1.3	22.7
Total net loss on sale of assets and other charges	$1.3	$240.7	$1.3	$241.4

After-tax losses discussed below are reported after giving consideration to the effect of capital loss carryback and carryforward limitations. As a result, the net tax effect may differ substantially from our expected statutory tax rates.

Elwood Tolling Contract

In June 2006, we paid $218 million to a third party to assume our rights and obligations under the Elwood tolling contract. This transaction resulted in a pretax and after-tax loss of $218 million, and terminated approximately $405 million of our fixed capacity payments through August 2017. For income tax purposes, we expect to treat the $218 million payment as an ordinary loss on our 2006 income tax return. However, because we did not conclude that it was probable that the IRS will agree with this treatment, we increased our reserve for uncertain tax positions by $84.6 million, thereby fully offsetting the tax benefit of the loss in the second quarter of 2006. In the first quarter of 2007, we evaluated the impact of FIN 48 on our financial statements and concluded that it was more likely than not that the tax benefit would be realized. We recognized this tax benefit through a reduction of our reserve for uncertain tax positions when we adopted FIN 48 in the first quarter of 2007.

Early Retirement of Debt

As discussed in more detail in Note 7, we retired $344 million of callable debt in June 2007. We recorded a pretax early retirement loss of $1.3 million, or $.8 million after tax, in connection with this transaction.

In June 2006, we completed a cash tender offer that resulted in the early retirement of approximately $350 million of outstanding senior notes. We recorded a pretax early retirement loss of $22.7 million, or $14.0 million after tax, in connection with this transaction.

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

Electric and Gas Utilities

In September 2005, we entered into agreements to sell our Kansas electric distribution business and our Michigan, Minnesota and Missouri natural gas distribution businesses. We completed these asset sales in 2006, except for the Kansas electric sale, which was completed on April 1, 2007. The sale of these utility assets resulted in pretax and after tax gains. The Michigan, Minnesota and Missouri sales also resulted in, and the Kansas electric sale is expected to result in, gains for tax purposes.  The classification of the tax gains between ordinary income and capital gain depends upon the final allocation of the purchase price based upon the terms of the respective asset purchase agreements. Ordinary income has been offset by current year net operating losses and/or net operating loss carryforwards.  Capital gains have been offset by capital loss carryforwards.  To the extent capital loss carryforwards were utilized, the valuation allowance against the tax benefit of the capital loss carryforwards will be reversed.  The tax gains will be adjusted when final determinations are made and as applicable income tax returns are filed in 2007 and 2008.

On April 1, 2006, we closed the sale of our Michigan gas operations and received gross cash proceeds of $314.9 million, including the base purchase price of $269.5 million plus preliminary working capital and other adjustments of $45.4 million. During the third quarter of 2006, we received $25.0 million as part of the working capital and other adjustments “true up.” We settled with the buyer regarding the gas in storage issue and other matters and paid the buyer $1.8 million in March 2007. The only remaining issue is related to the Michigan Commission’s annual review of recoverability of gas costs. In June 2007, an administrative law judge order was issued disallowing $.6 million in gas costs. A reserve of $2.1 million had been previously established for this purpose. The Michigan Commission is expected to issue a final order in the third quarter of 2007. In connection with this sale we have recorded a pretax gain of approximately $92.2 million after transaction fees and expenses. The estimated after-tax gain was approximately $99.5 million, including an estimate of $44.0 million for the valuation allowance reversal related to the estimated capital gain amount discussed above.

On June 1, 2006, we closed the sale of our Missouri gas operations and received gross cash proceeds of $102.1 million, including the base purchase price of $85.0 million plus preliminary working capital and other adjustments of $17.1 million. The working capital and other adjustments were “trued up” in the fourth quarter of 2006 through a final payment of $.2 million to the buyer. In connection with this sale we recorded a pretax gain of approximately $30.7 million after transaction fees and expenses. The estimated after-tax gain was approximately $31.1 million, including an estimate of $11.7 million for the valuation allowance reversal related to the estimated capital gain amount discussed above. In 2007, final adjustments related to pensions and other items reduced the pretax gain $.6 million, or $.4 million after tax.

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

On April 1, 2007, we closed the sale of our Kansas electric operations and transferred our 8% leased interest in the Jeffrey Energy Center and received gross cash proceeds of $291.8 million, including the base purchase price of $249.7 million plus preliminary working capital and other adjustments of $42.1 million. The working capital and other adjustments will be “trued up” in the third quarter of 2007 through a final payment to or from the buyers. In connection with this sale we recorded a pretax gain of approximately $.9 million in the second quarter of 2007 after transaction fees and expenses, subject to the final determination of pension assets transferred to the buyer as discussed below. The estimated after-tax gain will be approximately $.5 million, subject to the determination of the capital gain amount discussed above.

The operating results of the utility divisions sold include the direct operating costs associated with those businesses but do not include the allocated operating costs of central services and corporate overhead in accordance with EITF Consensus 87-24, “Allocation of Interest to Discontinued Operations” (EITF 87-24). We provide corporate and centralized support services to all of our utility divisions, including customer care, billing, collections, information technology, accounting, tax and treasury services, regulatory services, gas supply services, human resources, safety and other services. The operating costs related to these functions are allocated to the utility divisions based on various cost drivers. Effective January 1, 2006, we ceased allocating costs to our held-for-sale utilities. These allocated costs were not included in the reclassification to earnings from discontinued operations because these support services were necessary to maintain ongoing operations until the sales are final and cannot be eliminated immediately upon closing of the asset sales. We eliminated a majority of these costs when we completed the sale of our Michigan, Minnesota and Missouri gas operations.

The discontinued utility operations participated in our qualified pension plan, non-qualified Supplemental Executive Retirement Plan (SERP) and other post-retirement benefit plans. Under the asset purchase agreements, the buyers assumed upon closing the accrued pension obligations owed to the current and former employees of the operations they acquired. After closing, benefit plan assets were or will be transferred to comparable plans established by the buyers in accordance with the terms of the asset purchase agreements and the applicable ERISA requirements. These benefit plan asset transfers resulted in plan curtailments. In connection with the sale of our Michigan, Minnesota and Missouri gas operations we included $13.0 million of net prepaid pension assets and pension and post-retirement benefit obligations, including the effect of plan curtailment and settlement losses, in the determination of the pretax gains on these sales. The plan curtailment and settlement losses related to the sale of our Kansas electric operations are estimated to be approximately $5.2 million. The effect of the plan curtailments will depend on the final determination of the asset transfers, which will not be completed until late 2007.

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

Summary

We have reported the results of operations from these assets in discontinued operations for the three and six months ended June 30, 2007 and 2006 in the Consolidated Statements of Income.

Operating results from our discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2007	2006	2007	2006

Sales	$2.2	$107.5	$45.7	$417.5
Cost of sales	.3	58.6	23.4	292.1
Gross profit	1.9	48.9	22.3	125.4
Operating expenses:
Operation and maintenance expense	1.2	21.3	11.2	50.0
Taxes other than income taxes	.2	4.3	2.0	8.4
Restructuring charges	–	1.3	–	2.0
Net (gain) on sale of assets and other charges	(.2)	(147.1)	(.3)	(148.6)
Depreciation and amortization expense	–	.3	–	.9
Total operating expenses	1.2	(119.9)	12.9	(87.3)
Operating income	.7	168.8	9.4	212.7
Other income (expense)	.1	.8	.2	.5
Interest expense	–	9.3	4.1	26.2
Income before income taxes	.8	160.3	5.5	187.0
Income tax expense	.2	62.5	2.0	72.7
Earnings from discontinued operations, net of tax	$.6	$97.8	$3.5	$114.3

The related assets and liabilities included in the sale of these businesses, as detailed below, have been reclassified as current and non-current assets and liabilities of discontinued operations on the June 30, 2007 and December 31, 2006 Consolidated Balance Sheets as follows:

	June 30,	December 31,
In millions	2007	2006
Current assets of discontinued operations:
Accounts receivable, net	$–	$13.0
Inventories and supplies	–	5.7
Other current assets	–	7.8
Total current assets of discontinued operations	$–	$26.5
Non-current assets of discontinued operations:
Utility plant, net	$–	$236.6
Regulatory assets	–	28.9
Other non-current assets	–	20.6
Total non-current assets of discontinued operations	$–	$286.1
Current liabilities of discontinued operations:
Other current liabilities	$–	$1.4
Total current liabilities of discontinued operations	$–	$1.4
Non-current liabilities of discontinued operations:
Pension and post-retirement benefits	$–	$17.7
Deferred credits	–	18.2
Total non-current liabilities of discontinued operations	$–	$35.9

5. Earnings (Loss) per Common Share

The table below shows how we calculated basic and diluted earnings (loss) per share. Basic earnings (loss) per share and basic weighted average shares are the starting point in calculating the dilutive measures. To calculate basic earnings (loss) per share, divide our loss available for common shares for the period by our weighted average shares outstanding, without adjusting for dilutive items. Diluted earnings (loss) per share is calculated by dividing our net loss, after assumed conversion of dilutive securities, by our weighted average shares outstanding, adjusted for the effect of dilutive securities. However, as a result of the net losses in the three and six months ended June 30, 2007 and 2006, the potential issuances of common stock for dilutive securities of 403,182, 572,368, 415,471 and 516,674, respectively, were considered anti-dilutive in those periods and were therefore not included in the calculation of diluted earnings (loss) per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share amounts	2007	2006	2007	2006

Loss from continuing operations	$(15.3)	$(252.8)	$(42.5)	$(270.4)
Earnings from discontinued operations	.6	97.8	3.5	114.3
Net loss as reported	(14.7)	(155.0)	(39.0)	(156.1)
Interest and debt amortization costs associated with the PIES	.1	.1	.1	.1
Loss available for common shares	$(14.6)	$(154.9)	$(38.9)	$(156.0)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(.04)	$(.67)	$(.11)	$(.72)
Earnings from discontinued operations	–	.26	.01	.30
Net loss	$(.04)	$(.41)	$(.10)	$(.42)
Weighted average number of common shares used in basic and diluted earnings (loss) per share	375.7	375.0	375.6	374.8

6. Reportable Segment Reconciliation

We manage our business in three business segments: Electric Utilities, Gas Utilities and Merchant Services. Our Electric and Gas Utilities currently consist of our regulated electric utility operations in two states and our natural gas utility operations in four states. We manage our electric and gas utility divisions by state. However, as each of our electric utility divisions and each of our gas utility divisions have similar economic characteristics, we aggregate our electric utility divisions into the Electric Utilities reporting segment and our gas utility divisions into the Gas Utilities reporting segment. The operating results of our Kansas electric division, which was sold April 1, 2007, and our Michigan, Missouri and Minnesota gas divisions, which were sold on April 1, 2006, June 1, 2006 and July 1, 2006, respectively, have been reclassified to discontinued operations. Merchant Services includes the residual operations of our Aquila Merchant subsidiary. These operations include its former commitments under merchant capacity tolling obligations, and its commitments under long-term gas contracts and the remaining contracts from its wholesale energy trading operations. Also, included in Merchant Services is our investment in the Crossroads plant. The operating results of Merchant Services’ two Illinois power plants, which were sold on March 31, 2006, have been reclassified to discontinued operations. All other operations are included in Corporate and Other, including the costs not allocated to our operating businesses. The operating results of Everest Connections, which was sold on June 30, 2006, have been reclassified to discontinued operations.

Each segment is managed based on operating results, expressed as earnings before interest, taxes, depreciation and amortization. Generally, decisions on finance, dividends and taxes are made at the Corporate level. The current and non-current assets of our discontinued operations are included in the segments referenced above.

Our reportable segment reconciliation is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2007	2006	2007	2006
Sales: (a)
Utilities:
Electric Utilities	$198.4	$189.0	$370.2	$358.5
Gas Utilities	104.3	95.3	380.1	358.3
Total Utilities	302.7	284.3	750.3	716.8
Merchant Services	(4.1)	(1.4)	(7.5)	(2.9)
Corporate and Other	–	.1	–	.1
Total sales	$298.6	$283.0	$742.8	$714.0

(a)         For the three months ended June 30, 2007 and 2006, and six months ended June 30, 2007 and 2006, respectively, the following sales (in millions) have been reclassified to discontinued operations and are not included in the above amounts: Electric Utilities of $.7, $47.9, $42.4 and $86.0; Gas Utilities of $1.5, $45.3, $3.3 and $304.2; Merchant Services sales of $–, $1.6, $– and $2.2; and Corporate and Other sales related to Everest Connections of $–, $12.7, $– and $25.1.

Earnings (Loss) Before Interest, Taxes, Depreciation and Amortization (EBITDA): (a)
Utilities:
Electric Utilities	$48.2	$38.9	$54.4	$62.5
Gas Utilities	7.4	2.6	36.5	27.7
Total Utilities	55.6	41.5	90.9	90.2
Merchant Services	3.5	(224.6)	(.6)	(232.0)
Corporate and Other	5.5	(23.5)	(4.8)	(29.1)
Total EBITDA	64.6	(206.6)	85.5	(170.9)
Depreciation and amortization expense	26.9	24.4	54.1	51.5
Interest expense	45.4	44.7	80.1	81.7
Loss from continuing operations before income taxes	$(7.7)	$(275.7)	$(48.7)	$(304.1)

(a)          For the three months ended June 30, 2007 and 2006, and six months ended June 30, 2007 and 2006, respectively, the following EBITDA (in millions) have been reclassified to discontinued operations and are not included in the above amounts: Electric Utilities of $(.1), $11.6, $6.9 and $19.0; Gas Utilities of $.9, $129.8, $2.7 and $164.6; Merchant Services of $–, $(.1), $– and $(.8); and Corporate and Other related to Everest Connections of $–, $28.6, $– and $31.3.

Depreciation and Amortization:
Utilities:
Electric Utilities	$18.2	$16.4	$36.6	$33.7
Gas Utilities	7.6	8.1	15.4	16.9
Total Utilities	25.8	24.5	52.0	50.6
Merchant Services	1.0	1.0	2.0	2.1
Corporate and Other	.1	(1.1)	.1	(1.2)
Total depreciation and amortization	$26.9	$24.4	$54.1	$51.5

In millions	June 30, 2007	December 31, 2006
Assets: (a)
Utilities:
Electric Utilities	$1,916.6	$2,169.5
Gas Utilities	527.3	689.5
Total Utilities	2,443.9	2,859.0
Merchant Services	277.8	316.2
Corporate and Other	158.7	297.2
Total assets	$2,880.4	$3,472.4
(a) Included in total assets as of December 31, 2006 are total assets of discontinued operations as follows: Electric Utilities $312.6 million.

7. Financings

Five-Year Unsecured Revolving Credit Facility

In September 2004, we completed a $110 million 364-day unsecured revolving credit facility. This facility automatically extended to September 2009 when we received extension approval from the FERC and various state public utility commissions (the Five-Year Unsecured Revolving Credit Facility). There were no borrowings outstanding on this facility as of June 30, 2007. The Five-Year Unsecured Revolving Credit Facility bears interest at the LIBOR plus 5.75%, subject to reduction if our credit rating improves. Among other restrictions, the Five-Year Unsecured Revolving Credit Facility contains financial covenants similar to, but less restrictive than, those contained in the Iatan Facility described below. We were in compliance with these covenants as of June 30, 2007.

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

$180 Million Unsecured Revolving Credit and Letter of Credit Facility

On April 13, 2005, we entered into a five-year credit agreement with a commercial lender. Subject to the satisfaction of certain conditions, the facility provides for up to $180 million of cash advances and letters of credit for working capital purposes. Cash advances must be repaid within 364 days unless we obtain the necessary regulatory approvals to incur long-term indebtedness under the facility. As of June 30, 2007, we had $150.0 million of uncollateralized capacity at an average cost of 3.65% under this agreement, which contains a $40 million “cross default” provision. As of June 30, 2007, $122.6 million of the available capacity had been utilized for letters of credit under this facility.

Four-Year Secured Revolving Credit Facility

On April 22, 2005, we executed a four-year $150 million secured revolving credit facility (the AR Facility). Proceeds from this facility may be used for working capital and other general corporate purposes. Borrowings under this facility are secured by the accounts receivable generated by our regulated utility operations in Colorado, Iowa, Kansas, Missouri and Nebraska. Borrowings under the AR Facility bear interest at LIBOR plus 1.375%, subject to reduction if our credit ratings improve. Borrowings must be repaid within 364 days unless we obtain the necessary regulatory approvals to incur long-term indebtedness under the facility. Among other restrictions, we are required under the AR Facility to maintain the same debt-to-total capital and EBITDA-to-interest expense ratios as those contained in the Five-Year Unsecured Revolving Credit Facility discussed above. The credit agreement also contains a $40 million “cross default” provision. No borrowings were outstanding under this facility as of June 30, 2007.

$50 Million Revolving Credit and Letter of Credit Facility

On January 13, 2006, we closed on a $50 million short-term letter of credit facility with a commercial lender, which was originally scheduled to terminate on December 20, 2006, that allows us to either issue letters of credit or make cash drawings under the facility. This facility, which initially included a 2.50% advance rate on letters of credit, is nearly fully utilized through letter of credit issuances. The credit agreement also contains a $40 million “cross default” provision. In November 2006, we entered into amendments to extend the maturity date to December 19, 2007 and lower the advance rate to 1.07%. There were $47.0 million of letters of credit outstanding under this facility as of June 30, 2007.

Iatan Construction Financing

On August 31, 2005, we entered into a $300 million credit agreement with a commercial lender and a syndicate of other lenders (the Iatan Facility). The credit agreement allows us to obtain loans and issue letters of credit (limited to $175 million of letters of credit) in support of our participation in the construction of the Iatan 2 facility being developed by KCPL near Weston, Missouri (Iatan 2), and our obligation to fund pollution controls being installed at an adjacent facility. Extensions of credit under the facility will be due and payable on August 31, 2010. Loans bear interest at LIBOR plus a margin determined by our credit ratings. A fee based on our credit ratings will be paid on the amount of letters of credit outstanding. Obligations under the credit agreement are secured by the assets of our Missouri Public Service electric operations. There were no borrowings or letters of credit outstanding under this facility at June 30, 2007. Among other restrictions, the Iatan Facility contains the following financial covenants with which we were in compliance as of June 30, 2007:

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

Early Retirement of Debt

In May 2007, we announced that call notices had been issued for the redemption of certain of our outstanding senior notes. In June 2007, we completed the redemption, which resulted in the early retirement of $344 million of aggregate debt principal. We recorded a pretax early retirement loss of $1.3 million, or $.8 million after tax, in connection with the transaction in the second quarter of 2007. The table below provides the detail on the notes retired:

Title of Security	Principal Amount Retired (in millions)
7.875% Notes due 3/1/2032	$287.5
8.0% Notes due 3/1/2023	51.5
9.0% Notes due 11/15/2021	5.0
Total	$344.0

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

In June 2006, we completed the cash tender offer, which resulted in the early retirement of $350 million of aggregate debt principal. We recorded a pretax early retirement loss of $22.7 million, or $14.0 million after tax, in connection with the transaction in the second quarter of 2006. The table below provides the detail on the notes retired:

Title of Security	Principal Amount Retired (in millions)
6.7% Notes due 10/15/2006	$84.5
8.2% Notes due 1/15/2007	22.3
7.625% Notes due 11/15/2009	130.5
9.95% Notes due 2/01/2011	112.7
Total	$350.0

Other

We had an additional $.8 million of letters of credit outstanding under various arrangements as of June 30, 2007.

8. Employee Benefits

The following table shows the components of net periodic benefit costs:

	Pension Benefits		Other Post-retirement Benefits
	Three Months Ended June 30,
In millions	2007	2006	2007	2006
Components of Net Periodic Benefit Cost:
Service cost	$2.2	$2.4	$.3	$.2
Interest cost	4.8	5.3	.7	1.0
Expected return on plan assets	(5.8)	(6.8)	(.3)	(.2)
Amortization of transition amount	–	(.2)	.3	.3
Amortization of prior service cost	1.1	1.3	.5	.7
Recognized net actuarial (gain)/loss	.6	.9	(.1)	–
Net periodic benefit cost before regulatory expense adjustments	2.9	2.9	1.4	2.0
Regulatory (gain)/loss adjustment	1.4	1.3	.1	.2
SFAS 71 regulatory adjustment	(.2)	.1	–	–
Net periodic benefit cost after regulatory expense adjustments	4.1	4.3	1.5	2.2
Effect of curtailments and settlements included in gain on sale of assets	10.0	13.8	(4.8)	.6
Total periodic benefit costs	$14.1	$18.1	$(3.3)	$2.8

	Pension Benefits		Other Post-retirement Benefits
	Six Months Ended June 30,
In millions	2007	2006	2007	2006
Components of Net Periodic Benefit Cost:
Service cost	$4.6	$5.0	$.6	$.4
Interest cost	10.2	11.1	1.5	2.2
Expected return on plan assets	(12.2)	(14.2)	(.6)	(.4)
Amortization of transition amount	–	(.4)	.6	.7
Amortization of prior service cost	2.3	2.7	1.0	1.3
Recognized net actuarial (gain)/loss	1.4	2.0	(.2)	–
Net periodic benefit cost before regulatory expense adjustments	6.3	6.2	2.9	4.2
Regulatory (gain)/loss adjustment	2.8	2.6	.2	.4
SFAS 71 regulatory adjustment	(.4)	.3	–	–
Net periodic benefit cost after regulatory expense adjustments	8.7	9.1	3.1	4.6
Effect of curtailments and settlements included in gain on sale of assets	10.0	13.8	(4.8)	.6
Total periodic benefit costs	$18.7	$22.9	$(1.7)	$5.2

In connection with the sale of our Michigan and Missouri gas operations in 2006 and our Kansas electric operations in 2007, we included the effects of curtailments and settlements in the determination of the gains on sales of these operations by considering the prepaid pension asset and pension and post-retirement benefit obligations in the net asset basis sold.

The unrecognized net periodic benefit costs amortized to income from the regulatory asset and accumulated other comprehensive income accounts are as follows:

	Pension Benefits		Other Post-retirement Benefits
	Three Months Ended June 30, 2007
In millions	Regulatory Asset	Other Comprehensive Income	Regulatory Asset	Other Comprehensive Income
Components of Net Periodic Benefit Cost Amortized to Income:
Transition amount	$–	$–	$.3	$–
Prior service cost	.5	.6	.5	–
Recognized net actuarial (gain)/loss	.3	.3	(.1)	–
Regulatory (gain)/loss adjustment	–	1.4	.1	–
Total pension and post-retirement benefit costs amortized	$.8	$2.3	$.8	$–
	Pension Benefits		Other Post-retirement Benefits
	Six Months Ended June 30, 2007
In millions	Regulatory Asset	Other Comprehensive Income	Regulatory Asset	Other Comprehensive Income
Components of Net Periodic Benefit Cost Amortized to Income:
Transition amount	$–	$–	$.6	$–
Prior service cost	1.2	1.1	1.0	–
Recognized net actuarial (gain)/loss	.7	.7	(.2)	–
Regulatory (gain)/loss adjustment	–	2.8	.2	–
Total pension and post-retirement benefit costs amortized	$1.9	$4.6	$1.6	$–

We previously disclosed in our financial statements for the year ended December 31, 2006, that we expected to contribute $.7 million and $2.9 million to our defined benefit pension plans and other post-retirement benefit plan, respectively, in 2007. Our qualified pension plan is funded in compliance with income tax regulations and federal funding requirements. We expect to fund no less than the IRS minimum funding amount and no more than the IRS maximum tax deductible amount. To comply with a regulatory condition related to the closing of the sale of our Kansas electric operations, we contributed $3.4 million to our qualified defined benefit pension plan and $1.1 million to our other post-retirement benefit plan in April 2007. As a result of the transfer of pension plan assets and pension benefits obligations in accordance with ERISA requirements to the buyers of our utility assets as discussed in Note 4, we expect to make an additional voluntary contribution of approximately $10 million to our defined benefit plan upon completion of the final plan asset transfers to sustain the funded status of our pension plan.

As disclosed in Note 4, our former Kansas electric operations and our former Michigan, Minnesota and Missouri gas operations have been reclassified as discontinued operations. The components of net periodic benefit cost presented in the tables above disclose information for the plans in total. For the three and six months ended June 30, 2007 and 2006, the net periodic pension benefit cost charged to discontinued operations was $– million, $.7 million, $.5 million and $1.7 million, respectively. In addition, for the three and six months ended June 30, 2007 and 2006, the net periodic other post-retirement benefits cost charged to discontinued operations was $.1 million, $.6 million, $.4 million and $1.3 million, respectively.

9. Legal

Price Reporting Litigation

On July 8, 2004, the County of Santa Clara and the City and County of San Francisco each filed suit against seven energy trading companies and their subsidiaries and affiliates, including Aquila and Aquila Merchant, in the Superior Court of California for San Diego County alleging manipulation of the California natural gas market in 1999 through 2002. Since that date, 14 other complaints making nearly identical allegations were filed against Aquila and Aquila Merchant in California state courts, including a class action which did not name Aquila. These lawsuits alleged violations of the Cartwright Act and in some cases California’s Unfair Competition Law, and also asserted an unjust enrichment claim. The lawsuits were coordinated before a single Motion Coordination Judge in the Superior Court of California for the County of San Diego, in the proceeding entitled In re Natural Gas Antitrust Cases I, II, III & IV. In February 2007, our motion to dismiss Aquila was granted by the California Court of Appeals, leaving only Aquila Merchant as a defendant. In March 2007, Aquila Merchant settled the class action case and in July 2007, Aquila Merchant settled the remaining cases.

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

ERISA Litigation

On September 24, 2004, a lawsuit was filed in the U.S. District Court for the Western District of Missouri against us and certain members of our Board of Directors and management, alleging they violated the ERISA and were responsible for losses that participants in our 401(k) plan experienced as a result of the decline in the value of their Aquila common stock held in the 401(k) plan. A number of similar lawsuits alleging that the defendants breached their fiduciary duties to the plan participants in violation of ERISA by concealing information and/or misleading employees who held our common stock through our 401(k) plan were subsequently filed against us. The suits also sought damages for the plan's losses resulting from the alleged breaches of fiduciary duties. The court ordered that all of these lawsuits be consolidated into a single case captioned In re Aquila ERISA Litigation and certified the case as a class action. In April 2007, we settled the case for $10.5 million, which will be paid by our insurance carrier. The settlement is subject to court approval.

South Harper Peaking Facility

We have constructed a 315 MW natural gas power plant and related substation in an unincorporated area of Cass County, Missouri. Cass County and local residents filed suit claiming that county zoning approval was required to construct the project. In January 2005, a Circuit Court of Cass County judge granted the County's request for an injunction; however, we were permitted to continue construction while the order was appealed. We appealed the Circuit Court decision to the Missouri Court of Appeals for the Western District of Missouri and, in June 2005, the appellate court affirmed the circuit court ruling. In July 2005, we requested that the Court of Appeals either rehear the case or transfer the case to the Missouri Supreme Court and, in October 2005, the Court of Appeals granted our request for rehearing.

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

In June 2006, Cass County filed an appeal with the Circuit Court, challenging the lawfulness and reasonableness of the Missouri Commission’s order. On October 20, 2006, the Circuit Court ruled that the Missouri Commission’s order was unlawful and unreasonable. The Missouri Commission and Aquila have appealed the court’s decision, and the Missouri Court of Appeals for the Western District of Missouri heard oral arguments in May 2007. We expect the Court of Appeals to issue its decision later this year. If we exhaust all of our legal options and are ordered to remove the plant and substation, we estimate the cost to dismantle the plant and substation to be up to $20 million based on an engineering study. Significant additional costs would be incurred to store the equipment, secure replacement power and/or build the plant and substation on other sites. We cannot estimate with certainty the total amount of these incremental costs that could be incurred, or the potential impairment of the carrying value of our investment in the plant we could suffer to the extent the cost exceeds the amount allowed for recovery in rates.

Coal Supply Litigation

In the spring of 2006, one of our coal suppliers, C. W. Mining Company, terminated a long term, fixed price coal supply agreement allegedly because of a force majeure event. We have incurred significant costs procuring replacement coal and dispute that the supplier was entitled to terminate the contract. We filed a lawsuit against the supplier in federal court in Salt Lake City and the trial was held in February 2007. We are awaiting the court’s ruling. With the implementation of a fuel adjustment clause in our recent Missouri rate case we expect that 95% of any damages collected as a result of this litigation will be for the benefit of our Missouri customers through lower rates.

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

Stock Options

Stock options under this plan and preceding plans have been granted at market prices generally with one to three year vesting terms and have been exercisable for seven to 10 years from the date of grant. Cash received on stock options exercised was $.8 million, the intrinsic value of options exercised was $1.2 million and the tax benefit realized was $.1 million for the six months ended June 30, 2007. Stock options as of June 30, 2007 and changes during the six months ended June 30, 2007 were as follows:

	Shares	Weighted Average Exercise Prices	Remaining Contractual Term in Years
Beginning balance	4,865,866	$15.57	3.20
Granted	-	-
Exercised	(287,615)	2.91
Forfeited	(644,084)	18.79
Ending balance	3,934,167	$16.00	3.01
Exercisable at June 30, 2007	3,934,167	$16.00	3.01

The aggregate intrinsic value of “in-the-money” outstanding and exercisable options was $1.7 million as of June 30, 2007.

Time-Based Restricted Stock Awards

In 2005, 183,823 shares of restricted stock were awarded to certain managers and executives, excluding senior management. These awards will vest two years after the award date. The fair value of these stock awards is determined based on the number of shares granted and the quoted price of our stock. The compensation expense related to these awards was $.1 million for the six months ended June 30, 2007. As of June 30, 2007, the total compensation cost not yet realized was $.1 million. This compensation cost will be recognized over the period through December 31, 2007. The total fair value of restricted stock released for the six months ended June 30, 2007 was $.3 million. Non-vested, time-based restricted stock awards as of June 30, 2007 and changes during the six months ended June 30, 2007 were as follows:

	Shares	Weighted Average Grant Date Fair Value	Remaining Contractual Term in Years
Beginning balance	351,515	$16.79	.97
Awarded	-	-
Released	(82,533)	23.73
Forfeited	-	-
Ending balance	268,982	$14.67	.64

The aggregate intrinsic value of outstanding time-based restricted stock was $1.1 million as of June 30, 2007.

Performance-Based Restricted Stock Awards

Performance-based restricted stock awards were granted in the third quarter of 2006 to qualified individuals, excluding senior management, consisting of the right to receive a number of shares of common stock at the end of the restriction period, March 1, 2008, assuming performance criteria are met. The performance measure for the award is the ratio of 2007 annual EBITDA (subject to certain adjustments) to net utility plant investment. The threshold level of performance was a ratio of

10.0%, target at a ratio of 11.5%, and maximum at a ratio of 13.0%. Shares would be earned at the end of the performance period as follows: 100% of the target number of shares if the target level of performance is reached, 50% if the threshold is reached, and 150% if the ratio is at or above the maximum, with the number of shares interpolated between these levels. No shares would be payable if the threshold is not reached. The fair value of these stock awards is determined based on the number of shares granted and the quoted price of our stock on date of the award. The compensation expense related to this award was $.1 million for the six months ended June 30, 2007. As of June 30, 2007, the estimated total compensation cost not yet recognized was $.3 million. This compensation cost will be recognized over the period through March 1, 2008. Non-vested, performance-based restricted stock awards (based on target number) as of June 30, 2007 and changes during the six months ended June 30, 2007 were as follows:

	Shares	Weighted Average Grant Date Fair Value	Remaining Contractual Term in Years
Beginning balance	176,000	$4.44	1.25
Awarded	-	-
Released	(8,000)	4.44
Forfeited	-	-
Ending balance	168,000	$4.44	.67

The aggregate intrinsic value of outstanding performance-based restricted stock was $ .7 million as of June 30, 2007.

Executive Equity Awards

On July 31, 2007, the Compensation and Benefits Committee of the Company’s Board of Directors authorized and granted equity awards to Jon R. Empson, Senior Vice President, Regulated Operations, Leo E. Morton, Senior Vice President and Chief Administrative Officer, Beth A. Armstrong, Senior Vice President and Chief Accounting Officer, and Christopher M. Reitz, Senior Vice President, General Counsel and Corporate Secretary. Each award recipient is a named executive officer of the Company. The equity awards have two components, including a performance-based restricted stock award and a time-based restricted stock award. The targeted number of shares of the Company’s common stock that corresponds to these awards follow:

Executive	Performance-Based Restricted Stock	Time-Based Restricted Stock	Total
Empson	37,000	32,000	69,000
Morton	37,000	32,000	69,000
Armstrong	25,000	21,000	46,000
Reitz	25,000	21,000	46,000
Total	124,000	106,000	230,000

The grants were made pursuant to the Company’s 2002 Omnibus Incentive Compensation Plan.

Performance-Based Restricted Stock Awards

The performance-based restricted stock award component of the executive equity awards will vest on December 31, 2008, subject to verification by the Company’s Compensation and Benefits Committee of the Company’s attainment of certain performance standards as of December 31, 2007. The performance standards include (i) a ratio comparing the Company’s 2007 EBITDA (excluding certain merger-related costs and other one-time events) to the amount of the Company’s net utility plant investment, and (ii) four operational metrics relating to network reliability, meter reading accuracy, and response time for customer service calls.

Holders of the performance-based restricted stock will earn zero to 150% percent of the initial grant, depending on whether the Company satisfies certain ratios comparing its 2007 EBITDA to its net utility plant investment as of December 31, 2007. Subject to any adjustments approved by the Company’s Compensation and Benefits Committee, the targeted award levels are set forth below, noting that amounts will be interpolated between these levels:

2007 EBITDA to	Shares Earned as a
Net Utility Plant Investment	% of Target Shares

Less than 10%	0%
10.0%	50%
11.5%	100%
13.0% or higher	150%

The above ratios will be reviewed and approved by the Company’s Compensation and Benefits Committee on or before March 1, 2008. These performance ratios are the same as, and will be calculated in the same manner as, the performance ratios applicable to the performance-based restricted stock awards granted by the Company to certain of its employees (none of which included the named executive officers of the Company) in September 2006.

For the named executive officers who received these awards, the amount of performance-based restricted stock earned based upon the EBITDA-to-net utility plant investment ratio described above will be reduced if the Company fails to achieve one or more of the four operational metrics. If the Company fails to achieve one of the four operational metrics, the amount of performance-based restricted stock will be reduced by 25%. If the Company fails to achieve two or three of the four operational metrics, the amount of performance-based restricted stock will be reduced by 50% or 75%, respectively. If the Company fails to achieve all four operational metrics for fiscal year 2007, the shares of performance-based restricted stock earned under the EBITDA-to-net utility plant investment calculation will be reduced to zero.

The four operational metrics include:

		Electric States		Gas States
Category	Metric	CO	MO	CO	KS	IA	NE	Total
Reliability #1	Network Reliability	n/a	n/a	2	2	2	2	n/a
Reliability #2	SAIFI	1.32	1.73	n/a	n/a	n/a	n/a	n/a
Customer Service #1	Meter Reading Accuracy	99.4%	99.4%	99.4%	99.4%	99.4%	99.4%	n/a
Customer Service #2	Customer Service Calls within 20 Seconds	n/a	n/a	n/a	n/a	n/a	n/a	72%

Upon a change in control of the Company, the performance-based restricted stock will vest at the award level determined by the Company’s Compensation and Benefits Committee, provided that if a change in control occurs before the Compensation and Benefits Committee has made such determination, then the performance-based restricted stock will vest at target (100%).

Time-Based Restricted Stock Awards

The time-based restricted stock awards will vest in three years, and no restrictions on the sale of shares will apply thereafter. The time restriction on these awards will lapse upon a change in control of the Company prior to July 31, 2010.

The foregoing descriptions are qualified by reference to the Company’s 2002 Omnibus Incentive Compensation plan and the forms of agreements filed as exhibits to this Quarterly Report.

Director Stock Awards

Non-employee directors receive as part of his or her annual retainer, an annual award of 7,500 shares of common stock of the Company. Each director may elect to defer receipt of their shares until retirement or until they are no longer a member of our Board of Directors. Shares are awarded on the last trading day of each calendar quarter. Compensation expense is based upon the fair market value of the Company’s common stock at the date of issuance. Director stock awards as of June 30, 2007 and changes during the six months ended June 30, 2007 were as follows:

	Shares	Weighted Average Grant Date Fair Value
Beginning balance	208,372	$4.45
Awarded	26,250	4.14
Released	(7,500)	4.14
Ending balance	227,122	$4.42

The aggregate intrinsic value of outstanding director stock awards was $.9 million as of June 30, 2007.

11: Income Taxes

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) effective January 1, 2007. This interpretation sets a “more likely than not” threshold before tax benefits can be recognized in our financial statements. Our practice prior to FIN 48 was to recognize income tax benefits when they were reflected on filed income tax returns and establish a reserve against these tax benefits when their ultimate realization was not deemed to be “probable.” Our reserve for uncertain tax positions was $377.3 million at December 31, 2006.

In connection with the adoption of FIN 48 we analyzed our uncertain tax positions using the new “more likely than not” threshold. Based on this analysis, the reserve for uncertain tax positions was reduced by $175.4 million. This resulted in net deferred tax assets of $156.1 million. The primary deferred tax asset is the tax benefit related to our net operating loss (NOL) carryforwards. We were required to assess the ultimate realization of the deferred tax assets using a “more likely than not” standard. This assessment considered tax planning strategies within our control. The assessment, however, did not take into consideration the expected taxable gains, both ordinary and capital, from the pending sales of our Colorado electric properties and our Colorado, Kansas, Iowa and Nebraska gas properties. In addition, the assessment did not take into consideration our pending merger with a subsidiary of Great Plains Energy.

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

The amount of unrecognized income tax benefits at January 1, 2007 was $222.6 million. We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. When interest and penalties are assessed they are recorded as such and the tax provision is adjusted. As of January 1, 2007, we had $5 million of accrued interest and penalties included in the reserve for uncertain tax positions. At June 30, 2007, the amount of unrecognized income tax benefits increased to $224.9 million. Of this amount, $200.5 million would impact the effective rate if recognized. Accrued interest and penalties associated with uncertain tax positions at June 30, 2007 were $5.8 million.

In addition to our consolidated Federal and various state tax returns, we file separate subsidiary tax returns in Canada and certain other states. We have open U.S. federal tax examinations in process relating to our 1998 and subsequent tax returns.

On May 7, 2007 the Canada Revenue Agency (CRA) proposed to disallow certain deductions relating to Goods and Service Tax (GST) receivable and intercompany accounts taken on the 2002 Canadian income tax return of our wholly-owned subsidiary, Aquila Canada Corp (ACC). ACC was part of our Merchant Services business in Canada. We are contesting these proposed adjustments. If the proposed adjustments are sustained in full the resulting estimated tax and interest liability would be approximately $19.8 million. Our initial response to the CRA is due August 7, 2007. Pursuant to FIN 48, during the quarter we wrote off our Canadian current income tax receivable of $4.8 million and recorded a current income tax payable of $3.6 million. In addition, during 2007 we have recorded $4 million of tax benefit due to a change in the estimate of tax and interest payable to the Internal Revenue Service (IRS) in conjunction with the audit of our 1998-2002 federal income tax returns. These adjustments are included in the amount of unrecognized income tax benefits discussed above.

It is reasonably possible that the amount of unrecognized tax benefits will change significantly within the next twelve months. This change will occur if the U.S. federal income tax audit of the years 1998 through 2002 is completed and/or the Canadian income tax audit of 2002 is settled. An estimate of any changes to the amount of unrecognized tax benefits cannot be made at this time.

On June 30, 2007, we had net deferred tax assets of $7.4 million primarily due to a decrease in deferred tax liability related to the sale of the Kansas electric business. The primary deferred tax asset is the tax benefit related to our NOL carryforwards. As described above, we are required to assess the ultimate realization of the deferred tax assets using a “more likely than not” standard. As a result of this assessment, during 2007 we increased our valuation allowance against the tax benefit of our net operating losses by $7.4 million, the amount of our net deferred tax assets. Our effective tax rate for the three and six months ended June 30, 2007 were impacted by the notices of proposed adjustment we received from the CRA in the second quarter of 2007 and by our evaluation of the likelihood of realizing our NOL carryforwards as discussed above.

12: Pending Merger

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

On April 4, 2007, we and Great Plains Energy filed joint applications with the Missouri Commission and the Kansas Commission requesting approval of the Merger. On the same date, we and Black Hills filed joint applications with the Colorado Public Utilities Commission, IUB, Kansas Commission and Nebraska Commission requesting approval of the asset sales to Black Hills. On May 25, 2007, the parties filed a joint application with the FERC requesting approval of the Merger and the sale of our Colorado electric assets to Black Hills, and we amended the joint application on June 20, 2007. On July 27, 2007, Aquila and Great Plains Energy filed the antitrust notifications required under the Hart-Scott-Rodino Antitrust Improvements Act to complete the Merger.

On May 8, 2007, Great Plains Energy filed a registration statement on Form S-4 with the SEC. The registration statement includes a proxy statement that will be sent to our shareholders in connection with the special meeting of our stockholders to be held to vote to approve the Merger. The proxy statement will also constitute a prospectus for the Great Plains Energy common stock to be issued to our shareholders in the Merger. On June 26, 2007, Great Plains Energy filed with the SEC amendment no. 1 to the preliminary registration statement on Form S-4.

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

Regardless of whether the Merger is completed, we will incur significant costs, primarily consisting of investment banking, legal, employee retention, change-in-control, and other severance costs which we will expense as they are incurred. In 2006, we incurred approximately $2.3 million of costs (primarily investment banking and legal costs) relating to these transactions. In the three and six months ended June 30, 2007, we incurred $.9 million and $8.2 million, respectively, of additional costs, including fees paid to our financial advisors of $6.2 million in connection with the signing and announcement of the merger agreement. These costs are included in operation and maintenance expense in Corporate and Other.

Beginning in February 2007, we also executed retention agreements totaling $8.9 million with numerous non-executive employees to mitigate employee attrition prior to the closing of the Merger. The retention awards will be paid on the earlier of the closing of the Merger or January 31, 2008. We accrued $2.2 million and $3.4 million of expense related to these retention agreements in the three and six months ended June 30, 2007, respectively. These costs are included in operation and maintenance expense in Corporate and Other.

Further information concerning the Merger and asset sales will be included in the definitive proxy statement that we will file with the SEC and mail to our shareholders, a draft of which has been filed by the Company with the SEC. This proxy statement will also constitute a prospectus for the Great Plains Energy common stock to be issued to our shareholders in the Merger and be included in a registration statement on Form S-4 to be filed by Great Plains Energy and declared effective by the SEC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

See Forward-Looking Information beginning on page 53

.

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

Current Credit Ratings

As of June 30, 2007, our senior unsecured long-term debt ratings, as assessed by the three major credit rating agencies, were as follows:

Agency	Rating	Commentary
Moody's	Ba3	Ratings Under Review for Possible Upgrade
S&P	B+	Credit Watch Positive
Fitch	BB–	Rating Watch Positive

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

Credit Facility	Expiration	Maximum Capacity	Borrowings or Letters of Credit Issued at June 30, 2007
		In millions
Four-Year Secured Revolving Credit Facility	April 22, 2009 (1)	$150.0	$–
Five-Year Unsecured Revolving Credit Facility	September 19, 2009	110.0	–
$180 Million Unsecured Revolving Credit and Letter of Credit Facility	April 13, 2010 (1)	180.0	122.6
$50 Million Unsecured Revolving Credit and Letter of Credit Facility	December 19, 2007	50.0	47.0

(1)	Borrowings under these facilities must be repaid within 364 days unless we obtain regulatory approval to incur long-term indebtedness under these facilities.

Cash Flows

Cash Flows Provided From Operating Activities

Our positive six-month 2007 operating cash flows were driven primarily by seasonal declines in working capital requirements for our utility operations.

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

Cash Flows Provided From Investing Activities

The decrease in cash provided from investing activities was primarily the result of lower cash proceeds received on the sale of assets. In addition, utility capital expenditures increased compared to 2006 primarily due to the construction of the Iatan 2 facility and environmental upgrades.

Cash Flows Used For Financing Activities

Cash flows used for financing activities in the six months ended June 30, 2007 and 2006 consist primarily of cash we paid to retire our long-term debt obligations and our payments under our remaining long-term gas contracts that expire by early 2008.

Collateral Positions

As of June 30, 2007, we had posted cash collateral for the following:

In millions
Trading positions	$31.0
Utility cash collateral requirements	29.1
Other	.9
Total Funds on Deposit	$61.0

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2007	2006	2007	2006
Earnings (Loss) Before Interest, Taxes, Depreciation and Amortization:
Utilities:
Electric Utilities	$48.2	$38.9	$54.4	$62.5
Gas Utilities	7.4	2.6	36.5	27.7
Total Utilities	55.6	41.5	90.9	90.2
Merchant Services	3.5	(224.6)	(.6)	(232.0)
Corporate and Other	5.5	(23.5)	(4.8)	(29.1)
Total EBITDA	64.6	(206.6)	85.5	(170.9)
Depreciation and amortization	26.9	24.4	54.1	51.5
Interest expense	45.4	44.7	80.1	81.7
Income tax expense (benefit)	7.6	(22.9)	(6.2)	(33.7)
Loss from continuing operations	(15.3)	(252.8)	(42.5)	(270.4)
Earnings from discontinued operations, net of tax	.6	97.8	3.5	114.3
Net loss	$(14.7)	$(155.0)	$(39.0)	$(156.1)

Key Factors Impacting Results of Continuing Operations

For the six months ended June 30, 2007, total EBITDA increased $256.4 million compared to 2006. Key factors affecting 2007 results were as follows:

•

Total Utilities EBITDA increased $.7 million primarily due to increased EBITDA in our Gas Utilities due to favorable weather and other volumes and increased interim rates in Nebraska. These EBITDA increases were offset in part by increased fuel and purchased power costs in our Electric Utilities resulting from reduced availability of certain power plants due to unplanned or extended outages and curtailed delivery under a purchased power contract, unfavorable settlements of hedge transactions and increased operation and maintenance expenses primarily in the first quarter of 2007.

•

Merchant Services loss before interest, taxes, depreciation and amortization decreased $231.4 million in 2007 compared to 2006 primarily due to the $218 million loss on the assignment of our rights and obligations under the Elwood tolling agreements and the elimination of $17.8 million of margin losses incurred in 2006 related to these agreements, offset in part by $4.4 million of reversals of allowances for bad debts in 2006 that did not recur in 2007.

•

Corporate and other loss before interest, taxes, depreciation and amortization decreased $24.3 million in 2007 compared to 2006, primarily due to decreased losses on early retirement of debt from the 2006 debt tender offer, lower restructuring severance costs, higher other income from gains on sales of land and buildings offset in part by increased legal and financial advisors fees related to the pending merger and asset sale.

Electric Utilities

The table below summarizes the operations of our Missouri and Colorado Electric Utilities, which represent our continuing electric operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in millions	2007	2006	2007	2006
Sales:
Electricity—regulated	$198.2	$188.9	$369.8	$358.2
Other—non-regulated	.2	.1	.4	.3
Total sales	198.4	189.0	370.2	358.5
Cost of sales:
Electricity—regulated	102.6	95.3	218.1	192.7
Other—non-regulated	.3	.6	.3	.7
Total cost of sales	102.9	95.9	218.4	193.4
Gross profit	95.5	93.1	151.8	165.1
Operation and maintenance expense	43.4	46.9	91.6	89.8
Taxes other than income taxes	4.9	6.9	10.7	12.3
Other income (expense)	1.0	(.4)	4.9	(.5)
EBITDA	$48.2	$38.9	$54.4	$62.5
Reconciliation of EBITDA to Income (Loss) Before Income Taxes:
EBITDA	$48.2	$38.9	$54.4	$62.5
Depreciation and amortization expense	18.2	16.4	36.6	33.7
Interest expense	14.4	13.1	28.5	26.3
Income (loss) before income taxes	$15.6	$9.4	$(10.7)	$2.5
Electric sales and transportation volumes (GWh)	2,700.8	2,684.2	5,373.8	5,345.2
Electric customers at end of period			401,615	396,066

Quarter-to-Quarter

Sales, Cost of Sales and Gross Profit

Sales and cost of sales for the Electric Utilities business increased $9.4 million and $7.0 million, respectively, for a gross profit increase of $2.4 million in 2007 compared to 2006. These changes were primarily due to the following factors:

•	Sales and gross profit increased by $3.7 million due to a rate increase in Missouri effective May 31, 2007.

•

Cost of sales increased by $8.0 million due to several factors. First, one of our jointly-owned coal-fired, baseload plants experienced an extended and unplanned outage in the quarter that required us to purchase replacement power in the spot market, which increased costs by $1.9 million. In addition, supply under a baseload purchased power contract was unavailable due to a plant outage thereby requiring additional power to be purchased in the spot market resulting in increased costs of sales of $1.5 million. A combination of the above events, as well as other regional market conditions, generally resulted in higher purchased power prices in the spot market during the quarter, which added $2.4 million to our cost of sales. Demand costs also increased during the quarter $1.9 million due to a scheduled capacity and cost increase in a Colorado contract, as well as additional contracts entered into for Missouri operations.

•	As a result of the fuel cost recovery mechanism now in place for our Missouri operations effective June 1, 2007, gross profit increased $2.5 million.

•	Favorable other volume and price variances partially offset by slightly unfavorable weather-related retail volumes increased gross profit by $1.9 million in 2007.

•

Favorable derivative settlements in 2007 compared to 2006 of $2.0 million related to fuel hedges for our Missouri operations also contributed to partially offsetting the above increases in cost of sales in 2007.

Operation and Maintenance Expense

Operation and maintenance expense decreased $3.5 million in 2007 compared to 2006. A primary factor contributing to this decrease was an acceleration of the timing of annual maintenance to the first quarter of 2007 as a result of first quarter plant outages, compared to 2006 when these costs were incurred in the second quarter.

Taxes Other Than Income Taxes Expense

Taxes other than income taxes expense decreased $2.0 million in 2007 compared to 2006. The primary cause of this decrease was an unfavorable settlement of a property tax dispute in the second quarter of 2006 that did not recur in 2007.

Year-to-Date

Sales, Cost of Sales and Gross Profit

Sales and cost of sales for the Electric Utilities business increased $11.7 million and $25.0 million, respectively, resulting in a gross profit decreased of $13.3 million in 2007 compared to 2006. These changes were primarily due to the following factors:

•	Sales and gross profit increased by $8.7 million due to rate increases in Missouri effective March 2006 and May 31, 2007.

•	Slightly unfavorable weather-related retail volumes offset by customer growth, increased usage and price variances increased gross profit by $7.1 million in 2007.

•

Cost of sales increased by $29.8 million due to several factors. First, several of our wholly-owned and jointly-owned coal-fired, baseload plants experienced outages (both unplanned outages and extended planned outages) in 2007 that required us to purchase replacement power in the spot market, which increased costs by $4.9 million. In addition, a baseload purchased power contract was curtailed under a force majeure due to transmission constraints and a scheduled outage, thereby requiring additional power to be purchased in the spot market resulting in increased costs of sales of $4.9 million. Also contributing to the increased costs was higher generation cost of $3.3 million caused by higher coal and delivery costs as well as a greater percentage of generation from gas fired units. A combination of the above events, as well as other regional market conditions, generally resulted in higher purchased power prices in the spot market during the first six months of the year, which added $14.1 million to our cost of sales. Cost of sales also increased $2.6 million due additional demand contracts entered into to access additional supply for Missouri operations and a scheduled increase in a Colorado demand contract.

•	As a result of the fuel cost recovery mechanism effective June 1, 2007 for our Missouri operations, gross profit increased $2.5 million.

•	Unfavorable derivative settlements of $3.6 million related to fuel hedges for our Missouri operations also contributed to the increase in cost of sales in 2007.

•	Sales and cost of sales decreased $8.4 million and $9.6 million, respectively, from lower sales for resale. Gross profit increased, however, by $1.2 million from 2006 to 2007.

Operation and Maintenance Expense

Operation and maintenance expense increased $1.8 million in 2007 compared to 2006. A primary factor contributing to this increase was a $3.3 million increase in labor and benefit costs which were partially offset by decreased office expense and insurance costs.

Taxes Other Than Income Taxes Expense

Taxes other than income taxes expense decreased $1.6 million in 2007 compared to 2006. The primary cause of this decrease was an unfavorable settlement of a property tax dispute in the second quarter of 2006 that did not recur in 2007.

Other Income (Expense)

Other income increased $5.4 million primarily due to the receipt in 2007 of $3.2 million in breakup fees related to the unsuccessful attempt to purchase the Aries power plant for which we had been named the stalking horse bidder in an auction process run on behalf of creditors of Calpine Corporation. AFUDC related to the construction of Iatan 2 of $1.5 million also contributed to the overall increase.

Earnings Trend

Our Missouri electric assets comprise a majority of our utility assets, and the earnings generated by our Missouri electric operations account for a majority of our total utility earnings and revenue. We expect this trend to continue, and for our financial condition to become increasingly dependent on the revenue and earnings generated by our Missouri electric operations. We are making significant investments in our Missouri electric operations which will require us to file multiple rate cases between now and 2010. As we increase rates, we expect the earnings generated by our Missouri electric operations to improve.

Gas Utilities

The table below summarizes the operations of our Colorado, Iowa, Kansas and Nebraska Gas Utilities, which represent our continuing gas operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in millions	2007	2006	2007	2006
Sales:
Natural gas—regulated	$96.7	$88.7	$367.4	$341.9
Other—non-regulated	7.6	6.6	12.7	16.4
Total sales	104.3	95.3	380.1	358.3
Cost of sales:
Natural gas—regulated	63.0	56.8	272.7	256.3
Other—non-regulated	4.4	4.4	6.8	11.9
Total cost of sales	67.4	61.2	279.5	268.2
Gross profit	36.9	34.1	100.6	90.1
Operation and maintenance expense	26.8	28.2	57.9	55.9
Taxes other than income taxes	2.5	3.1	5.7	6.1
Other income (expense)	(.2)	(.2)	(.5)	(.4)
EBITDA	$7.4	$2.6	$36.5	$27.7
Reconciliation of EBITDA to Income (Loss) Before Income Taxes:
EBITDA	$7.4	$2.6	$36.5	$27.7
Depreciation and amortization expense	7.6	8.1	15.4	16.9
Interest expense	2.4	2.9	5.5	6.6
Income (loss) before income taxes	$(2.6)	$(8.4)	$15.6	$4.2

Gas sales and transportation volumes (Bcf)	17.8	18.3	57.4	51.7
Gas customers at end of period			514,237	508,878

Quarter-to-Quarter

Sales, Cost of Sales and Gross Profit

Sales and cost of sales for the Gas Utilities business increased $9.0 million and $6.2 million, respectively, for a gross profit increase of $2.8 million in 2007 compared to 2006. These changes were primarily due to the following factors:

•	Sales and gross profit increased by $1.5 million due primarily to an interim rate increase, subject to refund, in Nebraska effective in February 2007.

•	Favorable weather and volume variances, net of weather hedges, increased sales, cost of sales and gross profit by $2.5 million, $2.0 million and $.5 million, respectively.

•

Sales and cost of sales increased by approximately $8.9 million due to an 18.1% increase in natural gas prices in the second quarter of 2007 compared to 2006. However, because gas purchase costs for our gas utility operations are passed through to our customers, the change in gas prices did not have a corresponding impact on gross profit.

Year-to-Date

Sales, Cost of Sales and Gross Profit

Sales and cost of sales for the Gas Utilities business increased $21.8 million and $11.3 million, respectively, for a gross profit increase of $10.5 million in 2007 compared to 2006. These changes were primarily due to the following factors:

•	Sales and gross profit increased by $3.4 million due primarily to an interim rate increase, subject to refund, in Nebraska effective in February 2007.

•	Favorable weather and volume variances, net of weather hedges, increased sales, cost of sales and gross profit by $55.4 million, $50.5 million and $4.9 million, respectively.

•

Increased sales and cost of sales were partially offset by approximately $31.2 million due to an 8.8% decrease in natural gas prices in the first six months of 2007 compared to 2006. However, because gas purchase costs for our gas utility operations are passed through to our customers, the change in gas prices did not have a corresponding impact on gross profit.

Operation and Maintenance Expense

Operation and maintenance increased $2.0 million in 2007 compared to 2006. The increase was primarily due to higher outside services costs.

Regulatory Matters

The following is a summary of our recent rate case activity through July 31, 2007:

In millions	Type of Service	Date Requested	Date Effective	Amount Requested	Amount Approved
Iowa (1)	Gas	5/2005	3/2006	$4.1	$2.9
Missouri (2)	Electric	5/2005	3/2006	78.6	44.8
Missouri (2)	Steam	5/2005	3/2006	5.0	4.5
Missouri (3)	Electric	7/2006	6/2007	118.9	58.8
Kansas (4)	Gas	11/2006	6/2007	7.2	5.1
Nebraska (5)	Gas	11/2006	9/2007	16.3	9.2

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

(3)

In July 2006, we filed for a $94.5 million rate increase, or 22.0%, in our Missouri Public Service territory and a $24.4 million increase, or 22.1%, in our St. Joseph Light & Power territory. These increases were requested to recover increases in the cost of fuel and purchased power capacity and increased operating costs. The amount of the request was based, among other things, on a return on equity of 11.5% and an adjusted equity ratio of 47.5%. In addition, we requested the implementation of a fuel adjustment clause.

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

On April 4, 2007, Aquila, the Missouri Commission staff and various intervenors entered into a stipulation and agreement that settled several issues raised in the pending Missouri rate cases. Among other things, the stipulation and agreement (i) established a $918.5 million rate base for the Missouri Public Service operations and a $186.8 million rate base for the St. Joseph Light & Power operations; (ii) established the present revenue requirements of each operation, and the additional revenue requirements to result from the pending rate cases; (iii) authorized the inclusion in base rates of $156.4 million and $38.2 million of fuel and purchased power costs for the Missouri Public Service and St. Joseph Light & Power operations, respectively; and (iv) authorized us to continue to use the depreciation rates currently established for our Missouri operations. On April 12, 2007, the Missouri Commission approved the stipulation and agreement. The remaining issues to be settled included the appropriate return on equity; the authorization of our requested fuel adjustment recovery mechanism; and, the treatment of an accounting authority order. We received a final order from the Missouri Commission, effective May 31, 2007. The final order increased base rates $58.8 million, based on a return on equity of 10.25% and authorized a fuel adjustment recovery mechanism with a 95% sharing of costs with our customers.

(4)

In November 2006, we filed for a $7.2 million rate increase for our Kansas gas utility operations. Also included in this filing was a request to redesign the rate structure to shift most fixed-cost of service recovery from the usage-based delivery charge to a customer and demand charge. On April 20, 2007, Aquila, the Kansas Commission staff, and various intervenors entered into a stipulation and agreement that resulted in a "black box" settlement of $5.1 million, with a residential customer charge of $16 per month that will recover approximately 65% of the margin in the customer charge. The Kansas Commission approved the settlement and new rates in May 2007, with implementation beginning June 1, 2007.

(5)

In November 2006, we filed for a $16.3 million rate increase for our Nebraska gas utility operations. Interim rates were implemented on February 15, 2007. On July 24, 2007, the Nebraska Commission issued an order approving a $9.2 million increase based upon a return on equity of 10.4%. We are reviewing our options for seeking reconsideration on several issues. If the interim rates are higher than the final rates approved by the Nebraska Commission, the difference plus interest will be refunded or credited to customers.

Merchant Services

The table below summarizes the operations of our Merchant Services businesses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2007	2006	2007	2006
Sales	$(4.1)	$(1.4)	$(7.5)	$(2.9)
Cost of sales	–	8.1	–	17.8
Gross loss	(4.1)	(9.5)	(7.5)	(20.7)
Operating expenses:
Operation and maintenance expense, net	(3.1)	2.8	(2.3)	(.3)
Taxes other than income taxes	(3.0)	(4.9)	(3.0)	(4.5)
Net loss on sale of assets and other charges	–	218.0	–	218.7
Total operating expenses (income), net	(6.1)	215.9	(5.3)	213.9
Other income	1.5	.8	1.6	2.6
Earnings (loss) before interest, taxes, depreciation and amortization	$3.5	$(224.6)	$(.6)	$(232.0)
Reconciliation of EBITDA to Loss Before Income Taxes:
EBITDA	$3.5	$(224.6)	$(.6)	$(232.0)
Depreciation and amortization expense	1.0	1.0	2.0	2.1
Interest expense	6.6	3.6	9.2	9.8
Loss before income taxes	$(4.1)	$(229.2)	$(11.8)	$(243.9)

We show our gains and losses from energy trading contracts on a net basis. To the extent losses exceeded gains, sales are shown as a negative number.

Quarter-to-Quarter

Sales, Cost of Sales and Gross Loss

Gross loss for our Merchant Services operations for the three months ended June 30, 2007 was $4.1 million, primarily due to the following factors:

•

We incurred margin losses of $1.9 million resulting from the difference between revenue recognized on our two remaining long-term gas delivery contracts compared to the net cost of gas delivered under these contracts. These contracts expire by early 2008.

•	We also incurred a $2.2 million gross loss related to the settlement of various contracts and trade positions in the second quarter of 2007 due to the continued wind-down of our merchant operations.

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

Operation and Maintenance Expense, net

Operation and maintenance expense decreased $5.9 million from 2006 primarily due to a reduction of litigation reserves and lower operating costs resulting from the continued wind-down of operations in the second quarter of 2007.

Net Loss on Sale of Assets and Other Charges

In the second quarter of 2006, we recorded a pretax loss of $218.0 million on the assignment of our rights and obligations under the Elwood tolling agreement.

Year-to-Date

Sales, Cost of Sales and Gross Loss

Gross loss for our Merchant Services operations for the six months ended June 30, 2007 was $7.5 million, primarily due to the following factors:

•

We incurred margin losses of $4.1 million resulting from the difference between revenue recognized on our two remaining long-term gas delivery contracts compared to the net cost of gas delivered under these contracts. These contracts expire by early 2008.

•	We also incurred a $3.4 million gross loss related to the settlement of various contracts and trade positions in the first six months of 2007 due to the continued wind-down of our merchant operations.

Gross loss for our Merchant Services operations for the six months ended June 30, 2006 was $20.7 million, primarily due to the following factors:

•	In the first six months of 2006, we recorded net margin losses associated with our Elwood tolling agreements of $17.8 million. We did not generate material revenues on this capacity.

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

Operation and Maintenance Expense, net

Operation and maintenance expense decreased $2.0 million in 2007 from 2006 primarily due to a reduction of litigation reserves and lower operating costs resulting from the continued wind-down of operations in 2007 offset by the first quarter of 2006 reversal of $4.4 million of allowances for bad debts provided in prior years as our receivable balance declined with the roll-off of the legacy trading portfolio.

Net Loss on Sale of Assets and Other Charges

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

We evaluated the carrying value of the Crossroads plant as of December 31, 2005. We performed this evaluation due to reduced spark spreads and an oversupply of generation that we expect will continue for the next few years. This situation has prevented the plant from producing significant margins and, in turn, has created losses for us. It is forecasted that these losses will continue for the next few years. We separately tested the cash flows for the plant based on estimated margin contributions and forecasted operating expenses over its remaining plant life. The peaking plant was placed into service in 2002 and we depreciate the facility over 35 years. In evaluating future estimated margin contributions, we used external price curves based on four different future price environments. In each environment, we calculated an average margin contribution based on a multi-simulation scenario analysis and then equally weighted each price environment. Based on this analysis and the level of probability we would sell this asset, the undiscounted, probability-weighted cash flows for the plant exceeded its current book value. Therefore, under SFAS 144 no impairment was required as of December 31, 2005. We have evaluated this asset as held and used. If at some future date we determine this asset is held for sale, based on current market values, we would likely record a material impairment charge. As of December 31, 2006, we reviewed market conditions and the assumptions used in the 2005 assessment and determined that no significant adverse changes had occurred. Therefore, a full assessment was not required. As of June 30, 2007, the carrying value of this plant was $117.0 million.

Corporate and Other

The table below summarizes the operating results of Corporate and Other:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2007	2006	2007	2006
Sales	$–	$.1	$–	$.1
Cost of sales	–	–	–	–
Gross profit	–	.1	–	.1
Operating expenses:
Operation and maintenance expense	4.3	3.9	15.2	7.6
Taxes other than income taxes	.1	.1	–	.2
Restructuring charges	–	2.9	1.6	4.9
Net loss on sales of assets and other charges	1.3	22.7	1.3	22.7
Total operating expenses	5.7	29.6	18.1	35.4
Other income	11.2	6.0	13.3	6.2
Earnings (loss) before interest, taxes, depreciation and amortization	$5.5	$(23.5)	$(4.8)	$(29.1)
Reconciliation of EBITDA to Loss Before Income Taxes:
EBITDA	$5.5	$(23.5)	$(4.8)	$(29.1)
Depreciation and amortization expense	.1	(1.1)	.1	(1.2)
Interest expense	22.0	25.1	36.9	39.0
Loss before income taxes	$(16.6)	$(47.5)	$(41.8)	$(66.9)

Quarter-to-Quarter

Restructuring Charges

In the second quarter of 2006, we accrued approximately $2.9 million of one-time termination benefits related to the plan to reduce executive management and central services costs in connection with the sale of our Kansas electric and Michigan, Minnesota and Missouri gas operations.

Net Loss on Sale of Assets and Other Charges

In the second quarter of 2007, we recorded a pretax loss of $1.3 million related to the early retirement of $344 million of outstanding senior notes. In the second quarter of 2006, we recorded a pretax loss of $22.7 million upon the completion of a cash tender offer that resulted in the early retirement of approximately $350 million of outstanding senior notes.

Other Income

Other income increased $5.2 million in 2007 compared to 2006 primarily due to $3.6 million of net gains on the sale of excess land and office space and a $2.2 million release of Canadian withholding tax reserves.

Year-to-Date

Operation and Maintenance Expense

Operation and maintenance expense increased $7.6 million primarily due to advisor fees and legal costs related to the pending merger.

Restructuring Charges

We recorded $1.6 million of one-time termination benefits in first quarter of 2007 related to the departure of our Chief Operating Officer. In 2006, we accrued approximately $4.9 million of one-time termination benefits related to the plan to reduce executive management and central services costs in connection with the sale of our Kansas electric and Michigan, Minnesota and Missouri gas operations.

Net Loss on Sale of Assets and Other Charges

In the second quarter of 2007, we recorded a pretax loss of $1.3 million related to the early retirement of $344 million of outstanding senior notes. In the second quarter of 2006, we recorded a pretax loss of $22.7 million upon the completion of a cash tender offer that resulted in the early retirement of approximately $350 million of outstanding senior notes.

Other Income

Other income increased $7.1 million in 2007 compared to 2006 primarily due to $3.6 million of net gains on the sale of excess land and office space and a $2.2 million release of Canadian withholding tax reserves.

Interest Expense and Income Tax Expense (Benefit)

The table below summarizes our consolidated interest expense and income tax expense (benefit):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2007	2006	2007	2006

Interest expense	$45.4	$44.7	$80.1	$81.7
Income tax expense (benefit)	$7.6	$(22.9)	$(6.2)	$(33.7)

Quarter-to-Quarter

Interest Expense

Interest expense increased $.7 million in 2007 compared to 2006 primarily due to $9.3 million of decreased allocations of interest to discontinued operations due to the completion of the sale of certain assets and an increase deferred debt cost write-off of $7.0 million primarily related to the prepayment of our thirty-year Quarterly Interest Bonds (QUIBS) in June 2007. These increases were partially offset in part by $14.5 million of interest savings primarily on debt retired in 2006.

Income Tax Expense (Benefit)

Income tax expense (benefit) increased $30.5 million in 2007 compared to 2006. The effective tax rate in 2007 was (96.3)% compared to 8.3% in 2006. The effective tax rate for 2007 differed from the combined statutory rate as a result of approximately $10.1 million of valuation allowance provided on deferred tax assets for NOL carryforwards and $8.4 million of tax provisions resulting from Canadian tax audit adjustments received in the quarter, offset in part by $6.6 million of reductions in reserves for uncertain tax positions. The effective tax rate for 2006 differed from the combined statutory rate as a result of an $82.8 million reserve for uncertain tax positions provided in the second quarter of 2006 in connection with the $218 million loss on the assignment of our obligations under the Elwood tolling agreement.

Year-to-Date

Interest Expense

Interest expense decreased $1.6 million in 2007 compared to 2006 due to $15.4 million of interest savings primarily on the retirement of $350 million of senior notes in a debt tender in June 2006 and $12.0 million related to the prepayment of the five-year term loan in September 2006. The decrease was offset in part by $22.1 million of decreased allocations of interest to discontinued operations due to the completion of the sale of certain assets and an increase in deferred debt cost write-off of $7.0 million primarily related to the prepayment of our thirty-year QUIBS in June 2007.

Income Tax Benefit

Income tax benefit increased $27.5 million in 2007 compared to 2006. The effective tax rate in 2007 was 12.9% compared to 11.1% in 2006. The effective tax rate for 2007 differed from the combined statutory rate as a result of approximately $7.4 million of valuation allowance provided on deferred tax assets for NOL carryforwards and $8.4 million of tax provisions resulting from Canadian tax audit adjustments received in the quarter, offset in part by $4.0 million of reductions in reserves for uncertain tax positions. The effective tax rate for 2006 differed from the combined statutory rate as a result of an $82.8 million reserve for uncertain tax positions provided in the second quarter of 2006 in connection with the $218 million loss on the assignment of our obligations under the Elwood tolling agreement.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in millions	2007	2006	2007	2006
Sales	$2.2	$107.5	$45.7	$417.5
Cost of sales	.3	58.6	23.4	292.1
Gross profit	1.9	48.9	22.3	125.4
Operating expenses:
Operation and maintenance expense	1.2	21.3	11.2	50.0
Taxes other than income taxes	.2	4.3	2.0	8.4
Restructuring charges	–	1.3	–	2.0
Net (gain) on sale of assets and other charges	(.2)	(147.1)	(.3)	(148.6)
Total operating expenses	1.2	(120.2)	12.9	(88.2)
Other income (expense)	.1	.8	.2	.5
EBITDA	.8	169.9	9.6	214.1
Depreciation and amortization expense	–	.3	–	.9
Interest expense	–	9.3	4.1	26.2
Income before income taxes	.8	160.3	5.5	187.0
Income tax expense	.2	62.5	2.0	72.7
Earnings from discontinued operations, net of tax	$.6	$97.8	$3.5	$114.3

Electric sales and transportation volumes (GWh)	–	584.6	549.6	1,085.6
Electric customers at end of period			–	69,150
Gas sales and transportation volumes (Bcf)	–	15.3	–	52.6
Gas customers at end of period			–	202,969

Quarter-to-Quarter

Sales, Cost of Sales and Gross Profit

Electric Utilities

Sales and cost of sales for our Kansas electric utility decreased $47.2 million and $25.2 million, respectively, resulting in a gross profit decrease of $22.0 million in 2007 compared to 2006 due to the sale of these operations on April 1, 2007.

Gas Utilities

Sales and cost of sales for our Michigan, Minnesota, and Missouri gas utilities decreased $43.8 million and $28.9 million, respectively, resulting in a gross profit decrease of $14.9 million due to the closing of the sales of these operations in 2006.

Corporate and Other

Sales, cost of sales and gross profit decreased $14.3 million, $4.2 million, and $10.1 million, respectively, in 2007 compared to 2006 due to the sale of our Everest Connections subsidiary in June 2006 and our Illinois merchant peaking facilities in March 2006.

Operation and Maintenance and Taxes Other Than Income Taxes Expense

Operation and maintenance and taxes other than income taxes expense decreased $20.1 million and $4.1 million, respectively, in 2007 compared to 2006 primarily as a result of the sale of our former Michigan, Missouri, and Minnesota gas operations and our Everest Connections subsidiary in 2006 and our Kansas electric operations on April 1, 2007.

Net (Gain) on Sale of Assets and Other Charges

In the second quarter of 2006, we sold our Michigan gas operations, our Missouri gas operations and Everest Connections and recognized gains of $91.8 million, $30.2 million and $26.1 million, respectively.

Interest Expense

Interest expense decreased $9.3 million in 2007 compared to 2006 as the allocations to our Michigan, Missouri and Minnesota gas operations, our two Illinois merchant peaking facilities and our Everest Connections subsidiary ended when they were sold.

Income Tax Expense

Income tax expense decreased $62.3 million in 2007 compared to 2006 primarily due to taxes provided on higher pretax earnings in 2006 resulting from gains on the sale of Michigan and Missouri gas operations and Everest Connections.

Year-to-Date

Sales, Cost of Sales and Gross Profit

Electric Utilities

Sales and cost of sales for our Kansas electric utility decreased $43.6 million and $21.2 million, respectively, resulting in a gross profit decrease of $22.4 million in 2007 compared to 2006 primarily due to the sale of these operations on April 1, 2007.

Gas Utilities

Sales and cost of sales for our Michigan, Minnesota, and Missouri gas utilities decreased $300.9 million and $238.5 million, respectively, resulting in a gross profit decrease of $62.4 million due to the closing of the sales of these operations in 2006.

Corporate and Other

Sales, cost of sales and gross profit decreased $27.3 million, $9.0 million, and $18.3 million, respectively, in 2007 compared to 2006 due to the sale of our Everest Connections subsidiary in June 2006 and our Illinois merchant peaking facilities in March 2006.

Operation and Maintenance and Taxes Other Than Income Taxes Expense

Operation and maintenance and taxes other than income taxes expense decreased $38.8 million and $6.4 million, respectively, in 2007 compared to 2006 primarily as a result of the sale of our former Michigan, Missouri, and Minnesota gas operations and our Everest Connections subsidiary in 2006 and our Kansas electric operations on April 1, 2007.

Net (Gain) on Sale of Assets and Other Charges

In the first six months of 2006, we sold our Michigan gas operations, our Missouri gas operations and Everest Connections and recognized gains of $93.2 million, $30.2 million and $26.1 million, respectively.

Interest Expense

Interest expense decreased $22.1 million in 2007 compared to 2006 as the allocations to our Michigan, Missouri and Minnesota gas operations, our two Illinois merchant peaking facilities and our Everest Connections subsidiary ended when they were sold.

Income Tax Expense

Income tax expense decreased $70.7 million in 2007 compared to 2006 primarily due to taxes provided on higher pretax earnings in 2006 resulting from gains on the sale of Michigan and Missouri gas operations and Everest Connections.

Significant Balance Sheet Movements

Total assets decreased by $592.0 million since December 31, 2006. This decrease is primarily due to the following:

•	Cash decreased $136.2 million. See our Consolidated Statement of Cash Flows for analysis of this decrease.

•	Funds on deposit decreased $46.9 million, primarily due to the return of margin deposits associated with the seasonal decrease in gas purchases by our regulated utilities.

•

Accounts receivable decreased $40.7 million, primarily reflecting seasonal declines in regulated gas customer deliveries and lower volumes of gas delivered due to our exit from wholesale energy trading.

•	Price risk management assets decreased $23.5 million, primarily due to a decrease in natural gas forward prices since December 31, 2006.

•	Utility plant, net increased $45.2 million, primarily due to additional capital expenditures, including the construction of Iatan 2 and environmental upgrades.

•	Regulatory assets, current decreased $26.2 million due to lower purchased gas cost adjustment clause assets at the end of the winter heating season.

•	Current and non-current assets of discontinued operations decreased $312.6 million due to the sale of our Kansas electric operations on April 1, 2007.

Total liabilities decreased by $576.5 million and common shareholders’ equity decreased by $15.5 million since December 31, 2006. These changes are primarily attributable to the following:

•

Accounts payable decreased by $108.0 million, primarily reflecting the seasonal decrease in gas purchases by our regulated utilities, the effects of lower natural gas prices, and lower volumes of gas delivered due to our exit from wholesale energy trading.

•	Price risk management liabilities decreased $36.7 million, primarily due to a decrease in natural gas forward prices since December 31, 2006.

•	Long-term debt including current maturities of long-term debt, decreased $361.6 million primarily due to the early retirement of senior notes and other debt.

•	Deferred income taxes and credits decreased $19.3 million due to the implementation of FIN 48 as discussed in Note 11 to the Consolidated Financial Statements.

•	Current and non-current liabilities of discontinued operations decreased $37.3 million due to the sale of our Kansas electric operations on April 1, 2007.

•

Common shareholders equity decreased $15.5 million primarily due to the net loss for the six months ended June 30, 2007 offset in part by the $19.3 million cumulative effect of adopting FIN 48 on January 1, 2007.

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

•

We expect our financial condition to be increasingly dependent upon the revenues and earnings generated by our Missouri electric operations, and for these earnings to increase in the future. Some important factors that could cause actual results to differ materially from those anticipated include:

▪	If the Missouri Commission does not approve rate increases requested in the future, the earnings of our Missouri electric operations (and, therefore, our overall financial condition) may not improve.

▪

The occurrence of certain unforeseeable events or events outside of our control could impede our ability to improve the earnings of our Missouri operations, in which case our financial condition may not improve.

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

The changes in fair value of our Utilities and Merchant Services derivative contracts for 2007 are summarized below:

In millions	Utilities	Merchant Services	Total

Fair value at December 31, 2006	$(19.1)	$32.2	$13.1
Change in fair value during the period	9.1	(3.4)	5.7
Contracts realized or cash settled	16.2	(8.7)	7.5
Fair value at June 30, 2007	$6.2	$20.1	$26.3

The fair value of contracts maturing in the remainder of 2007, each of the next three years and thereafter are shown below:

In millions	Utilities	Merchant Services	Total

2007	$(2.4)	$7.5	$5.1
2008	5.1	4.4	9.5
2009	3.5	1.1	4.6
2010	–	1.2	1.2
Thereafter	–	5.9	5.9
Total fair value	$6.2	$20.1	$26.3

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

Part II. Other Information

Item 1. Legal Proceedings

Information on our legal proceedings is set forth in Note 9 to the Consolidated Financial Statements, which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Securities Holders

We held our annual meeting of shareholders on May 2, 2007. At the meeting, the following matters were voted on by the shareholders:

1.	Election of Directors:

Director	Term	Votes For	Votes Withheld

Irvine O. Hockaday, Jr.	3 years	299,501,109	32,417,672
Heidi E. Hutter	3 years	304,438,704	27,480,077
Dr. Stanley O. Ikenberry	3 years	303,910,144	28,008,637

Following the election, our Board of Directors consisted of Richard C. Green (Chairman); Herman Cain; Dr. Michael M. Crow; Irvine O. Hockaday, Jr.; Heidi E. Hutter; Dr. Stanley O. Ikenberry; Patrick J. Lynch; and Nicholas J. Singer.

2.	Ratification of Appointment of KPMG LLP as the Company’s independent registered public accountant for 2007:

Votes For	Votes Against	Votes Abstain

308,576,421	4,585,707	18,756,653

Item 5. Other information

On July 31, 2007, the Compensation and Benefits Committee of the Company’s Board of Directors unanimously approved (i) an amendment and restatement of the Company’s Supplemental Executive Retirement Plan, Amended and Restated, effective as of January 1, 2005, and (ii) amendment one to the Company’s Capital Accumulation Plan, as amended and restated, effective as of January 1, 2005. These deferred compensation plans were amended to comply with changes in the Internal Revenue Code relating to the taxation of nonqualified deferred compensation (as set forth in the final regulations released by the Department of Treasury on April 10, 2007, in respect of Section 409A of the Internal Revenue Code), and to make certain other clarifying changes.

The foregoing descriptions are qualified by reference to the Company’s Capital Accumulation Plan and the plan documents filed as exhibits to this Quarterly Report.

Item 6. Exhibits

(a) List of Exhibits

Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated below.

Exhibit No.	Description
10.1	Aquila, Inc. 2002 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.2*	Form of the Company’s Time-Based Restricted Stock Award Agreement.
10.3*	Form of the Company’s Performance-Based Restricted Stock Award Agreement.
10.4*	Aquila, Inc. Supplemental Executive Retirement Plan, Amended and Restated Effective as of January 1, 2005.
10.5	Aquila, Inc. Capital Accumulation Plan, as amended and restated effective as of January 1, 2005 (incorporated by reference to 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2006).
10.6*	Amendment One to the Aquila, Inc. Capital Accumulation Plan, as amended and restated effective as of January 1, 2005.
31.1*	Certification of Chief Executive Officer under Section 302.
31.2*	Certification of Chief Accounting Officer under Section 302.
32.1*	Certification of Chief Executive Officer under Section 906.
32.2*	Certification of Chief Accounting Officer under Section 906.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aquila, Inc.

By:	/s/ Beth A. Armstrong Beth A. Armstrong Senior Vice President and Chief Accounting Officer
Signing on behalf of the registrant and as principal financial officer

Date:	August 2, 2007