Form 10-Q
period 2007-09-30
AQUILA  INC
filed 2007-11-08
CIK 66960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large Accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2007
Common Stock, $1 par value	375,912,718

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Information regarding the consolidated financial statements is on pages 5 through 33.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is on pages 33 through 52.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk as described on pages 66 through 69 of our 2006 Annual Report on Form 10-K. See discussion on page 52 of this document for changes in market risk since December 31, 2006.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information regarding submission of matters to a vote of security holders is on page 54.

ITEM 5. OTHER INFORMATION

Information regarding other information is on page 54.

ITEM 6. EXHIBITS

Exhibits are on page 55.

Glossary of Terms and Abbreviations

AFUDC – Allowance for Funds Used During Construction.

Aquila Merchant – Aquila Merchant Services, Inc., our wholly-owned merchant energy subsidiary.

Black Hills – Black Hills Corporation, a South Dakota corporation.

Crossroads plant – the Crossroads Energy Center, a 340 MW electric generation “peaking” facility located in Clarksdale, Mississippi which is contractually controlled by Aquila.

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

ERISA – Employee Retirement Income Security Act of 1974, as amended.

Exchange Act – Securities Exchange Act of 1934, as amended.

FAC – Fuel Adjustment Clause, a regulatory mechanism authorized by the Missouri Public Service Commission which allows for recovery of 95% of fuel costs in excess of those included in base rates.

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

Westar – Westar Energy, Inc., a Kansas utility company.

Part I. Financial Information

Item 1. Financial Statements

Aquila, Inc.

Consolidated Statements of Income—Unaudited

	Three Months Ended
	September 30,
In millions, except per share amounts	2007	2006
Sales:
Electricity—regulated	$282.1	$242.8
Natural gas—regulated	68.0	71.4
Other—non-regulated	7.6	2.4
Total sales	357.7	316.6
Cost of sales:
Electricity—regulated	136.1	135.0
Natural gas—regulated	38.1	43.9
Other—non-regulated	4.6	2.9
Total cost of sales	178.8	181.8
Gross profit	178.9	134.8
Operating expenses:
Operation and maintenance expense	78.4	87.8
Taxes other than income taxes	8.5	8.5
Restructuring charges	–	.6
Net loss on sale of assets and other charges	–	5.5
Depreciation and amortization expense	27.3	27.0
Total operating expenses	114.2	129.4
Operating income	64.7	5.4
Other income (expense), net	4.1	6.5
Interest expense	31.5	42.7
Income (loss) from continuing operations before income taxes	37.3	(30.8)
Income tax expense (benefit)	5.6	(10.2)
Income (loss) from continuing operations	31.7	(20.6)
Earnings from discontinued operations, net of tax	8.8	136.3
Net income	$40.5	$115.7
Basic and diluted earnings (loss) per common share:
Continuing operations	$.09	$(.05)
Discontinued operations	.02	.36
Net income (loss)	$.11	$.31
Dividends per common share	$–	$–

See accompanying notes to consolidated financial statements.

Aquila, Inc.

Consolidated Statements of Income—Unaudited

	Nine Months Ended
	September 30,
In millions, except per share amounts	2007	2006
Sales:
Electricity—regulated	$651.9	$601.0
Natural gas—regulated	435.4	413.3
Other—non-regulated	13.2	16.3
Total sales	1,100.5	1,030.6
Cost of sales:
Electricity—regulated	354.2	327.7
Natural gas—regulated	310.8	300.2
Other—non-regulated	11.7	33.3
Total cost of sales	676.7	661.2
Gross profit	423.8	369.4
Operating expenses:
Operation and maintenance expense	240.8	240.8
Taxes other than income taxes	21.9	22.6
Restructuring charges	1.6	5.5
Net loss on sale of assets and other charges	1.3	246.9
Depreciation and amortization expense	81.4	78.5
Total operating expenses	347.0	594.3
Operating income (loss)	76.8	(224.9)
Other income (expense), net	23.4	14.4
Interest expense	111.6	124.4
Loss from continuing operations before income taxes	(11.4)	(334.9)
Income tax benefit	(.6)	(43.9)
Loss from continuing operations	(10.8)	(291.0)
Earnings from discontinued operations, net of tax	12.3	250.6
Net income (loss)	$1.5	$(40.4)
Basic and diluted earnings (loss) per common share:
Continuing operations	$(.03)	$(.78)
Discontinued operations	.03	.67
Net income (loss)	$–	$(.11)
Dividends per common share	$–	$–

See accompanying notes to consolidated financial statements.

Aquila, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
In millions	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$92.5	$232.8
Funds on deposit	50.5	107.9
Accounts receivable, net	219.9	257.0
Inventories and supplies	119.5	116.0
Price risk management assets	46.3	71.3
Regulatory assets, current	7.8	29.0
Other current assets	21.6	33.5
Current assets of discontinued operations	–	26.5
Total current assets	558.1	874.0
Utility plant, net	1,917.4	1,825.1
Non-utility plant, net	123.1	130.2
Price risk management assets	18.3	43.4
Goodwill, net	111.0	111.0
Regulatory assets	128.4	149.0
Deferred charges and other assets	51.6	53.6
Non-current assets of discontinued operations	–	286.1
Total Assets	$2,907.9	$3,472.4

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$2.3	$19.7
Accounts payable	113.7	205.4
Accrued interest	31.0	49.7
Regulatory liabilities, current	33.2	10.8
Accrued compensation and benefits	25.8	26.8
Pension and post-retirement benefits, current	3.5	3.5
Other accrued liabilities	59.7	94.3
Price risk management liabilities	38.4	74.5
Customer funds on deposit	23.5	15.6
Current liabilities of discontinued operations	–	1.4
Total current liabilities	331.1	501.7
Long-term liabilities:
Long-term debt, net	1,035.9	1,385.9
Deferred income taxes and credits	–	19.3
Price risk management liabilities	7.3	27.1
Pension and post-retirement benefits	73.4	72.5
Regulatory liabilities	73.0	72.4
Deferred credits	52.1	51.5
Non-current liabilities of discontinued operations	–	35.9
Total long-term liabilities	1,241.7	1,664.6

Common shareholders’ equity	1,335.1	1,306.1

Total Liabilities and Shareholders’ Equity	$2,907.9	$3,472.4

See accompanying notes to consolidated financial statements.

Aquila, Inc.

Consolidated Statements of Comprehensive Income—Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2007	2006	2007	2006
Net income (loss)	$40.5	$115.7	$1.5	$(40.4)
Other comprehensive income (loss), net of related tax:
Foreign currency adjustments:
Foreign currency translation adjustments, net of deferred tax expense (benefit) of $– million and $.1 million for the three months ended September 30, 2007 and 2006, respectively and $.5 million and $(.3) million for the nine months ended September 30, 2007 and 2006, respectively	–	.2	.8	(.4)
Reclassification of foreign currency (gains) losses to income, net of deferred tax (expense) benefit of $(.3) million and $– million for the three months ended September 30, 2007 and 2006, respectively and $(.6) million and $.3 million for the nine months ended September 30, 2007 and 2006, respectively	(.4)	(.1)	(.9)	.5
Total foreign currency adjustments	(.4)	.1	(.1)	.1
Pension and post-retirement benefits costs amortized to income:
Prior service cost, net of deferred tax expense (benefit) of $.2 million and $.6 million for the three and nine months ended September 30, 2007, respectively	.3	–	.9	–
Net actuarial loss, net of deferred tax expense (benefit) of $.1 million and $.5 million for the three and nine months ended September 30, 2007, respectively	.3	–	.7	–
Accumulated regulatory loss adjustment, net of deferred tax expense (benefit) of $.6 million and $1.6 million for the three and nine months ended September 30, 2007, respectively	.8	–	2.6	–
Total pension and post-retirement benefit costs	1.4	–	4.2	–
Other comprehensive income (loss)	1.0	.1	4.1	.1
Total Comprehensive Income (Loss)	$41.5	$115.8	$5.6	$(40.3)

See accompanying notes to consolidated financial statements.

Aquila, Inc.

Consolidated Statements of Common Shareholders' Equity

In millions	September 30, 2007	December 31, 2006
	(Unaudited)
Common stock: authorized 400 million shares at September 30, 2007 and December 31, 2006, par value $1 per share; 375,961,407 shares issued at September 30, 2007 and 374,611,194 shares issued at December 31, 2006; authorized 20 million shares of Class A common stock, par value $1 per share, none issued	$376.0	$374.6
Premium on capital stock	3,511.8	3,509.2
Retained deficit:
Beginning balance	(2,546.7)	(2,570.6)
Net income	1.5	23.9
Cumulative effect of change in accounting	19.3	–
Other	(.1)	–
Ending balance	(2,526.0)	(2,546.7)
Treasury stock, at cost 71,663 shares at September 30, 2007 (90,063 shares at December 31, 2006)	(.3)	(.4)
Accumulated other comprehensive loss	(26.4)	(30.6)
Total Common Shareholders’ Equity	$1,335.1	$1,306.1

See accompanying notes to consolidated financial statements.

Aquila, Inc.

Consolidated Statements of Cash Flows—Unaudited

	Nine Months Ended
	September 30,
In millions	2007	2006

Cash Flows From Operating Activities:
Net income (loss)	$1.5	$(40.4)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization expense	81.4	79.5
Restructuring charges	1.6	7.5
Cash paid for restructuring and other charges	(2.4)	(222.2)
Net (gain) on sale of assets and other charges	(1.7)	(24.0)
Net changes in price risk management assets and liabilities	(5.9)	67.3
Deferred income taxes and investment tax credits	–	33.0
Changes in certain assets and liabilities, net of effects of divestitures:
Funds on deposit	57.4	148.3
Accounts receivable/payable, net	(55.6)	29.4
Inventories and supplies	(4.2)	18.0
Other current assets	31.5	32.1
Deferred charges and other assets	22.1	(4.4)
Accrued interest and other accrued liabilities	(22.3)	(69.7)
Customer funds on deposit	7.9	(60.1)
Deferred credits	1.4	(4.7)
Other	(.3)	(.5)
Cash provided from (used for) operating activities	112.4	(10.9)
Cash Flows From Investing Activities:
Utilities capital expenditures	(169.2)	(115.0)
Cash proceeds received on sale of assets	294.1	1,003.0
Purchases of short-term investments	–	(42.5)
Other	(1.1)	(14.8)
Cash provided from investing activities	123.8	830.7
Cash Flows From Financing Activities:
Premium on the retirement of long-term debt	(1.3)	(28.2)
Retirement of long-term debt	(364.7)	(572.8)
Short-term debt repayments, net	–	(12.0)
Cash paid on long-term gas contracts	(11.7)	(11.7)
Other	1.2	2.4
Cash used for financing activities	(376.5)	(622.3)
Increase (decrease) in cash and cash equivalents	(140.3)	197.5
Cash and cash equivalents at beginning of period (includes $4.8 million of cash included in current assets of discontinued operations in 2006)	232.8	19.0
Cash and cash equivalents at end of period	$92.5	$216.5

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

2. Restructuring Charges

We recorded the following restructuring charges:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2007	2006	2007	2006
Corporate and Other severance costs	$–	$.6	$1.6	$5.5
Total restructuring charges	$–	$.6	$1.6	$5.5

Severance Costs

During the first quarter of 2006 our management adopted and communicated to employees a plan to reduce corporate and central services costs, which included the elimination of approximately 220 positions through attrition and employee terminations. The 83 employees who were involuntarily terminated received severance and other one-time termination benefits. The total cost of one-time termination benefits for these terminated employees was approximately $5.7 million, which was recognized in 2006 over the remaining service period of terminated employees and will be paid out over time. We recognized $.6 million and $5.5 million for termination benefits in the three and nine months ended September 30, 2006, respectively.

In addition, upon closing of the sale of Everest Connections in June 2006, its employees received retention payments of approximately $2.0 million, which were recognized in the nine months ended September 30, 2006. These charges were included in discontinued operations.

Finally, we recorded $1.6 million of one-time termination benefits in first quarter of 2007 related to the departure of our Chief Operating Officer. These benefits will be paid over a two-year period beginning April 28, 2007.

Restructuring Reserve Activity

The following table summarizes activity in accrued restructuring charges for our continuing and discontinued operations for the nine months ended September 30, 2007:

In millions
Severance Costs:
Accrued severance costs as of December 31, 2006	$2.3
Additional expense during the period	1.6
Cash payments during the period	(2.4)
Accrued severance costs as of September 30, 2007	$1.5

3. Net Loss on Sale of Assets and Other Charges

We have sold the assets and terminated the contracts in the table below and recorded the following pretax net losses on sale of assets and other charges:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2007	2006	2007	2006
Merchant Services:
Elwood tolling contract	$–	$–	$–	$218.0
Other	–	–	–	.7
Total Merchant Services	–	–	–	218.7
Corporate and Other:
Early retirement of debt	–	5.5	1.3	28.2
Total Corporate and Other	–	5.5	1.3	28.2
Total net loss on sale of assets and other charges	$–	$5.5	$1.3	$246.9

After-tax losses discussed below are reported after giving consideration to the effect of capital loss carryback and carryforward limitations. As a result, the net tax effect may differ substantially from our expected statutory tax rates.

Elwood Tolling Contract

In June 2006, we paid $218 million to a third party to assume our rights and obligations under the Elwood tolling contract. This transaction resulted in a pretax and after-tax loss of $218 million, and terminated approximately $405 million of our fixed capacity payments through August 2017. For income tax purposes, we treated the $218 million payment as an ordinary loss on our 2006 income tax return. However, because we did not conclude that it was probable that the IRS will agree with this treatment, we increased our reserve for uncertain tax positions by $84.6 million, thereby fully offsetting the tax benefit of the loss in the second quarter of 2006. In the first quarter of 2007, we evaluated the impact of FIN 48 on our financial statements and concluded that it was more likely than not that the tax benefit would be realized. We recognized this tax benefit through a reduction of our reserve for uncertain tax positions when we adopted FIN 48 in the first quarter of 2007.

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

Electric and Gas Utilities

In September 2005, we entered into agreements to sell our Kansas electric distribution business and our Michigan, Minnesota and Missouri natural gas distribution businesses. We completed these asset sales in 2006, except for the Kansas electric sale, which was completed on April 1, 2007. The sale of these utility assets resulted in pretax and after tax gains. The Michigan, Minnesota and Missouri gas and Kansas electric sales also resulted in gains for tax purposes.  The classification of the tax gains between ordinary income and capital gain depends upon the final allocation of the purchase price based upon the terms of the respective asset purchase agreements. Ordinary income has been offset by current year net operating losses and/or net operating loss carryforwards.  Capital gains have been offset by capital loss carryforwards.  To the extent capital loss carryforwards were utilized, the valuation allowance against the tax benefit of the capital loss carryforwards have been reversed for 2006 sales and will be reversed for the Kansas sale when the estimated tax allocation is completed.  The tax gains have been adjusted for the 2006 sales based upon the final allocations included in our 2006 income tax return. The tax gain on the sale of the Kansas electric properties will be adjusted when the final determination is made and as the 2007 income tax return is filed in 2008.

On April 1, 2006, we closed the sale of our Michigan gas operations and received gross cash proceeds of $314.9 million, including the base purchase price of $269.5 million plus preliminary working capital and other adjustments of $45.4 million. During the third quarter of 2006, we received $25.0 million as part of the working capital and other adjustments “true up.” We settled with the buyer regarding the gas in storage issue and other matters and paid the buyer $1.8 million in March 2007. In 2007, the Michigan Commission issued an order disallowing $.3 million in gas costs. A reserve of $2.1 million had been previously established for this purpose. In connection with this sale we have recorded a pretax gain of approximately $92.2 million after transaction fees and expenses. The estimated after-tax gain previously was approximately $99.5 million, including an estimate of $44.0 million for the valuation allowance reversal related to the estimated capital gain amount discussed above. The final after-tax gain is $103.7 million, including the final valuation allowance reversal related to capital gains realized on our 2006 income tax return.

On June 1, 2006, we closed the sale of our Missouri gas operations and received gross cash proceeds of $102.1 million, including the base purchase price of $85.0 million plus preliminary working capital and other adjustments of $17.1 million. The working capital and other adjustments were “trued up” in the fourth quarter of 2006 through a final payment of $.2 million to the buyer. In connection with this sale we recorded a pretax gain of approximately $30.7 million after transaction fees and expenses. The estimated after-tax gain previously was approximately $31.1 million, including an estimate of $11.7 million for the valuation allowance reversal related to the estimated capital gain amount discussed above. In 2007, final adjustments related to pensions and other items reduced the pretax gain $.6 million, or $.4 million after tax. The final after-tax gain is $34.1 million, including the final valuation reversal related to capital gains realized in our 2006 income tax return.

On July 1, 2006, we closed the sale of our Minnesota gas operations and received gross cash proceeds of $333.3 million, including the base purchase price of $288.0 million plus preliminary working capital and other adjustments of $45.3 million. We paid $16.9 million as part of the working capital and other adjustments “true up.” In connection with this sale we recorded a pretax gain of approximately $120.5 million after transaction fees and expenses, subject to the final determination of pension assets transferred to the buyer as discussed below. The estimated after-tax gain previously was approximately $127.5 million, including an estimate of $56.9 million for the valuation allowance reversal related to the estimated capital gain amount discussed above. In 2007, final adjustments related to pensions increased the pretax gain $1.0 million, or $.6 million after tax. The final after-tax gain is $126.5 million, including the final valuation allowance reversal related to capital gains realized in our 2006 income tax return.

On April 1, 2007, we closed the sale of our Kansas electric operations and transferred our 8% leased interest in the Jeffrey Energy Center and received gross cash proceeds of $291.8 million, including the base purchase price of $249.7 million plus preliminary working capital and other adjustments of $42.1 million. We received a working capital and other adjustments “true up” payment of $.4 million in the third quarter of 2007. We expect to resolve certain minor disputed items in the fourth quarter of 2007. In connection with this sale we recorded a pretax gain of approximately $.9 million in the second quarter of 2007 after transaction fees and expenses, subject to the final determination of pension assets transferred to the buyer as discussed below. The estimated after-tax gain was approximately $.5 million, subject to the determination of the capital gain amount discussed above.

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

The discontinued utility operations participated in our qualified pension plan, non-qualified Supplemental Executive Retirement Plan (SERP) and other post-retirement benefit plans. Under the asset purchase agreements, the buyers assumed upon closing the accrued pension obligations owed to the current and former employees of the operations they acquired. After closing, benefit plan assets were or will be transferred to comparable plans established by the buyers in accordance with the terms of the asset purchase agreements and the applicable ERISA requirements. These benefit plan asset transfers resulted in plan curtailments. In connection with the sale of our Michigan, Minnesota and Missouri gas operations we included $13.0 million of net prepaid pension assets and pension and post-retirement benefit obligations, including the effect of plan curtailment and settlement losses, in the determination of the pretax gains on these sales. The plan curtailment and settlement losses related to the sale of our Kansas electric operations are estimated to be approximately $5.2 million. The effect of the plan curtailments related to the Michigan, Missouri and Minnesota sales have been finalized. The effect of the plan curtailment related to the Kansas sale will depend on the final determination of the asset transfer, which will not be completed until late 2007.

Other Asset Sales

In March 2006, we sold two merchant “peaking” power plants located in Illinois for gross proceeds of $175 million. In June 2006, we sold our telecommunications business (Everest Connections) for net proceeds of approximately $78 million.

Interest Allocation to Discontinued Operations

The buyers of the assets in discontinued operations did not assume any of our long-term debt. The direct debt and related interest of Everest Connections was included in discontinued operations. We allocated a portion of consolidated interest expense to discontinued operations based on the ratio of net assets of discontinued operations to consolidated net assets plus consolidated debt in accordance with EITF 87-24. As we completed each asset sale the allocation of interest to discontinued operations ceased, thereby increasing interest expense in continuing operations, without impacting total interest expense, until the sales proceeds were used to reduce debt.

Summary

We have reported the results of operations from these assets in discontinued operations for the three and nine months ended September 30, 2007 and 2006 in the Consolidated Statements of Income.

Operating results from our discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2007	2006	2007	2006

Sales	$.3	$61.8	$46.0	$479.3
Cost of sales	–	30.5	23.4	322.6
Gross profit	.3	31.3	22.6	156.7
Operating expenses:
Operation and maintenance expense	.1	11.0	11.3	61.0
Taxes other than income taxes	–	1.4	2.0	9.8
Restructuring charges	–	–	–	2.0
Net (gain) on sale of assets and other charges	(2.7)	(122.2)	(3.0)	(270.8)
Depreciation and amortization expense	–	–	–	.9
Total operating expenses	(2.6)	(109.8)	10.3	(197.1)
Operating income	2.9	141.1	12.3	353.8
Other income (expense)	–	(.4)	.2	.1
Interest expense	–	4.5	4.1	30.7
Income before income taxes	2.9	136.2	8.4	323.2
Income tax expense (benefit)	(5.9)	(.1)	(3.9)	72.6
Earnings from discontinued operations, net of tax	$8.8	$136.3	$12.3	$250.6

      The related assets and liabilities included in the sale of these businesses, as detailed below, have been reclassified as current and non-current assets and liabilities of discontinued operations on the September 30, 2007 and December 31, 2006 Consolidated Balance Sheets as follows:

	September 30,	December 31,
In millions	2007	2006
Current assets of discontinued operations:
Accounts receivable, net	$–	$13.0
Inventories and supplies	–	5.7
Other current assets	–	7.8
Total current assets of discontinued operations	$–	$26.5
Non-current assets of discontinued operations:
Utility plant, net	$–	$236.6
Regulatory assets	–	28.9
Other non-current assets	–	20.6
Total non-current assets of discontinued operations	$–	$286.1
Current liabilities of discontinued operations:
Other current liabilities	$–	$1.4
Total current liabilities of discontinued operations	$–	$1.4
Non-current liabilities of discontinued operations:
Pension and post-retirement benefits	$–	$17.7
Deferred credits	–	18.2
Total non-current liabilities of discontinued operations	$–	$35.9

5. Earnings (Loss) per Common Share

The table below shows how we calculated basic and diluted earnings (loss) per share. Basic earnings (loss) per share and basic weighted average shares are the starting point in calculating the dilutive measures. To calculate basic earnings (loss) per share, divide our loss available for common shares for the period by our weighted average shares outstanding, without adjusting for dilutive items. Diluted earnings (loss) per share is calculated by dividing our net loss, after assumed conversion of dilutive securities, by our weighted average shares outstanding, adjusted for the effect of dilutive securities. However, as a result of the loss from continuing operations in the three months ended September 30, 2006 and the nine months ended September 30, 2007 and 2006, the potential issuances of common stock for dilutive securities of 564,968, 259,056 and 501,680, respectively, were considered anti-dilutive in those periods and were therefore not included in the calculation of diluted earnings (loss) per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share amounts	2007	2006	2007	2006

Income (loss) from continuing operations	$31.7	$(20.6)	$(10.8)	$(291.0)
Earnings from discontinued operations	8.8	136.3	12.3	250.6
Net income (loss) as reported	40.5	115.7	1.5	(40.4)
Interest and debt amortization costs associated with the PIES	–	–	.1	.1
Income (loss) available for common shares	$40.5	$115.7	$1.6	$(40.3)

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$.09	$(.05)	$(.03)	$(.78)
Earnings from discontinued operations	.02	.36	.03	.67
Net income (loss)	$.11	$.31	$–	$(.11)
Weighted average number of common shares used in basic earnings (loss) per share	375.9	375.2	375.7	375.0
Effect of dilutive stock options, convertible debentures and restricted stock units	.2	–	–	–
Weighted average number of common shares used in dilutive earnings (loss) per share	376.1	375.2	375.7	375.0

6. Reportable Segment Reconciliation

We manage our business in three business segments: Electric Utilities, Gas Utilities and Merchant Services. Our Electric and Gas Utilities currently consist of our regulated electric utility operations in two states and our natural gas utility operations in four states. We manage our electric and gas utility divisions by state. However, as each of our electric utility divisions and each of our gas utility divisions have similar economic characteristics, we aggregate our electric utility divisions into the Electric Utilities reporting segment and our gas utility divisions into the Gas Utilities reporting segment. The operating results of our Kansas electric division, which was sold April 1, 2007, and our Michigan, Missouri and Minnesota gas divisions, which were sold on April 1, 2006, June 1, 2006 and July 1, 2006, respectively, have been reclassified to discontinued operations. Merchant Services includes the residual operations of Aquila Merchant Services, Inc. These operations include its commitments under long-term gas contracts and the remaining contracts from its wholesale energy trading operations. Also, included in Merchant Services is our investment in the Crossroads plant, which is an investment of Aquila, Inc. and is not an asset of Aquila Merchant Services, Inc. The operating results of our former two Illinois power plants, which were sold on March 31, 2006, have been reclassified to discontinued operations. The operating results of Everest Connections, which was sold on June 30, 2006, have been reclassified to discontinued operations. All other operations are included in Corporate and Other, including the costs not allocated to our operating businesses.

Each segment is managed based on operating results, expressed as earnings before interest, taxes, depreciation and amortization. Generally, decisions on finance, dividends and taxes are made at the Corporate level. The current and non-current assets of our discontinued operations were included in the segments referenced above.

Our reportable segment reconciliation is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2007	2006	2007	2006
Sales: (a)
Utilities:
Electric Utilities	$282.3	$243.0	$652.5	$601.5
Gas Utilities	77.1	78.0	457.2	436.3
Total Utilities	359.4	321.0	1,109.7	1,037.8
Merchant Services	(1.6)	(4.4)	(9.1)	(7.3)
Corporate and Other	(.1)	–	(.1)	.1
Total sales	$357.7	$316.6	$1,100.5	$1,030.6

(a)         For the three months ended September 30, 2007 and 2006, and nine months ended September 30, 2007 and 2006, respectively, the following sales (in millions) have been reclassified to discontinued operations and are not included in the above amounts: Electric Utilities of $–, $61.8, $42.4 and $147.8; Gas Utilities of $.3, $–, $3.6 and $304.2; Merchant Services sales of $–, $–, $– and $2.2; and Corporate and Other sales related to Everest Connections of $–, $–, $– and $25.1.

Earnings (Loss) Before Interest, Taxes, Depreciation and Amortization (EBITDA): (a)
Utilities:
Electric Utilities	$94.9	$58.0	$149.3	$120.5
Gas Utilities	5.2	1.6	41.7	29.3
Total Utilities	100.1	59.6	191.0	149.8
Merchant Services	(1.3)	(17.0)	(1.9)	(249.0)
Corporate and Other	(2.7)	(3.7)	(7.5)	(32.8)
Total EBITDA	96.1	38.9	181.6	(132.0)
Depreciation and amortization expense	27.3	27.0	81.4	78.5
Interest expense	31.5	42.7	111.6	124.4
Income (loss) from continuing operations before income taxes	$37.3	$(30.8)	$(11.4)	$(334.9)

(a)          For the three months ended September 30, 2007 and 2006, and nine months ended September 30, 2007 and 2006, respectively, the following EBITDA (in millions) have been reclassified to discontinued operations and are not included in the above amounts: Electric Utilities of $(.1), $20.4, $6.8 and $39.4; Gas Utilities of $1.3, $121.4, $4.0 and $286.0; Merchant Services of $1.7, $–, $1.7 and $(.8); and Corporate and Other related to Everest Connections of $–, $(1.1), $– and $30.2.

Depreciation and Amortization:
Utilities:
Electric Utilities	$18.0	$18.4	$54.6	$52.1
Gas Utilities	8.4	7.7	23.8	24.6
Total Utilities	26.4	26.1	78.4	76.7
Merchant Services	1.0	1.0	3.0	3.1
Corporate and Other	(.1)	(.1)	–	(1.3)
Total depreciation and amortization	$27.3	$27.0	$81.4	$78.5

In millions	September 30, 2007	December 31, 2006
Assets: (a)
Utilities:
Electric Utilities	$1,979.4	$2,169.5
Gas Utilities	550.6	689.5
Total Utilities	2,530.0	2,859.0
Merchant Services	236.7	316.2
Corporate and Other	141.2	297.2
Total assets	$2,907.9	$3,472.4
(a) Included in total assets as of December 31, 2006 are total assets of discontinued operations as follows: Electric Utilities $312.6 million.

7. Financings

Five-Year Unsecured Revolving Credit Facility

In September 2004, we completed a $110 million 364-day unsecured revolving credit facility. This facility automatically extended to September 2009 when we received extension approval from the FERC and various state public utility commissions (the Five-Year Unsecured Revolving Credit Facility). There were no borrowings outstanding on this facility as of September 30, 2007. The Five-Year Unsecured Revolving Credit Facility bears interest at the LIBOR plus 5.75%, subject to reduction if our credit rating improves. Among other restrictions, the Five-Year Unsecured Revolving Credit Facility contains financial covenants similar to, but less restrictive than, those contained in the Iatan Facility described below. We were in compliance with these covenants as of September 30, 2007.

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

$180 Million Unsecured Revolving Credit and Letter of Credit Facility

On April 13, 2005, we entered into a five-year credit agreement with a commercial lender. Subject to the satisfaction of certain conditions, the facility provides for up to $180 million of cash advances and letters of credit for working capital purposes. Cash advances must be repaid within 364 days unless we obtain the necessary regulatory approvals to incur long-term indebtedness under the facility. As of September 30, 2007, we had $150.0 million of uncollateralized capacity at an average cost of 3.65% under this agreement, which contains a $40 million “cross default” provision. As of September 30, 2007, $121.9 million of the available capacity had been utilized for letters of credit under this facility.

Four-Year Secured Revolving Credit Facility

On April 22, 2005, we executed a four-year $150 million secured revolving credit facility (the AR Facility). Proceeds from this facility may be used for working capital and other general corporate purposes. Borrowings under this facility are secured by the accounts receivable generated by our regulated utility operations in Colorado, Iowa, Kansas, Missouri and Nebraska. Borrowings under the AR Facility bear interest at LIBOR plus 1.375%, subject to reduction if our credit ratings improve. Borrowings must be repaid within 364 days unless we obtain the necessary regulatory approvals to incur long-term indebtedness under the facility. Among other restrictions, we are required under the AR Facility to maintain the same debt-to-total capital and EBITDA-to-interest expense ratios as those contained in the Five-Year Unsecured Revolving Credit Facility discussed above. The credit agreement also contains a $40 million “cross default” provision. No borrowings were outstanding under this facility as of September 30, 2007.

$50 Million Revolving Credit and Letter of Credit Facility

On January 13, 2006, we closed on a $50 million short-term letter of credit facility with a commercial lender, which was originally scheduled to terminate on December 20, 2006, that allows us to either issue letters of credit or make cash drawings under the facility. This facility, which initially included a 2.50% advance rate on letters of credit, is nearly fully utilized through letter of credit issuances. The credit agreement also contains a $40 million “cross default” provision. In November 2006, we entered into amendments to extend the maturity date to December 19, 2007 and lower the advance rate to 1.07%. There were $27.4 million of letters of credit outstanding under this facility as of September 30, 2007.

Iatan Construction Financing

On August 31, 2005, we entered into a $300 million credit agreement with a commercial lender and a syndicate of other lenders (the Iatan Facility). The credit agreement allows us to obtain loans and issue letters of credit (limited to $175 million of letters of credit) in support of our participation in the construction of the Iatan 2 facility being developed by KCPL near Weston, Missouri (Iatan 2), and our obligation to fund pollution controls being installed at an adjacent facility. Extensions of credit under the facility will be due and payable on August 31, 2010. Loans bear interest at LIBOR plus a margin determined by our credit ratings. A fee based on our credit ratings will be paid on the amount of letters of credit outstanding. Obligations under the credit agreement are secured by the assets of our Missouri Public Service electric operations. There were no borrowings or letters of credit outstanding under this facility at September 30, 2007. Among other restrictions, the Iatan Facility contains the following financial covenants with which we were in compliance as of September 30, 2007:

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

In September 2006, we elected to prepay the remaining $210 million outstanding under our five-year term loan plus a 2.5% prepayment fee. Primarily as a result of this prepayment we incurred an additional $5.5 million loss on early debt retirement in the third quarter of 2006.

PIES Conversion

In September 2007, the $2.6 million of outstanding PIES units were converted at their scheduled maturity for 835,640 shares of common stock.

Other

We had an additional $.8 million of letters of credit outstanding under various arrangements as of September 30, 2007.

8. Employee Benefits

The following table shows the components of net periodic benefit costs:

	Pension Benefits		Other Post-retirement Benefits
	Three Months Ended September 30,
In millions	2007	2006	2007	2006
Components of Net Periodic Benefit Cost:
Service cost	$2.2	$2.2	$.3	$.2
Interest cost	4.8	4.9	.6	.9
Expected return on plan assets	(5.8)	(6.3)	(.3)	(.1)
Amortization of transition amount	–	(.2)	.2	.3
Amortization of prior service cost	1.1	1.2	.5	.5
Recognized net actuarial (gain)/loss	.6	.8	(.1)	–
Net periodic benefit cost before regulatory expense adjustments	2.9	2.6	1.2	1.8
Regulatory (gain)/loss adjustment	1.4	1.1	.1	.2
SFAS 71 regulatory adjustment	(.3)	.2	–	–
Net periodic benefit cost after regulatory expense adjustments	4.0	3.9	1.3	2.0
Effect of curtailments and settlements included in gain on sale of assets	–	.9	–	(1.3)
Total periodic benefit costs	$4.0	$4.8	$1.3	$.7

	Pension Benefits		Other Post-retirement Benefits
	Nine Months Ended September 30,
In millions	2007	2006	2007	2006
Components of Net Periodic Benefit Cost:
Service cost	$6.8	$7.2	$.9	$.6
Interest cost	15.0	16.0	2.1	3.1
Expected return on plan assets	(18.0)	(20.5)	(.9)	(.5)
Amortization of transition amount	–	(.6)	.8	1.0
Amortization of prior service cost	3.4	3.9	1.5	1.8
Recognized net actuarial (gain)/loss	2.0	2.8	(.3)	–
Net periodic benefit cost before regulatory expense adjustments	9.2	8.8	4.1	6.0
Regulatory (gain)/loss adjustment	4.2	3.7	.3	.6
SFAS 71 regulatory adjustment	(.7)	.5	–	–
Net periodic benefit cost after regulatory expense adjustments	12.7	13.0	4.4	6.6
Effect of curtailments and settlements included in gain on sale of assets	10.0	14.7	(4.8)	(.7)
Total periodic benefit costs	$22.7	$27.7	$(.4)	$5.9

In connection with the sale of our Michigan, Minnesota and Missouri gas operations in 2006 and our Kansas electric operations in 2007, we included the effects of curtailments and settlements in the determination of the gains on sales of these operations by considering the prepaid pension asset and pension and post-retirement benefit obligations in the net asset basis sold.

The unrecognized net periodic benefit costs amortized to income from the regulatory asset and accumulated other comprehensive income accounts are as follows:

	Pension Benefits		Other Post-retirement Benefits
	Three Months Ended September 30, 2007
In millions	Regulatory Asset	Other Comprehensive Income	Regulatory Asset	Other Comprehensive Income
Components of Net Periodic Benefit Cost Amortized to Income:
Transition amount	$–	$–	$.2	$–
Prior service cost	.5	.6	.5	–
Recognized net actuarial (gain)/loss	.3	.3	(.1)	–
Regulatory (gain)/loss adjustment	–	1.4	.1	–
Total pension and post-retirement benefit costs amortized	$.8	$2.3	$.7	$–
	Pension Benefits		Other Post-retirement Benefits
	Nine Months Ended September 30, 2007
In millions	Regulatory Asset	Other Comprehensive Income	Regulatory Asset	Other Comprehensive Income
Components of Net Periodic Benefit Cost Amortized to Income:
Transition amount	$–	$–	$.8	$–
Prior service cost	1.7	1.7	1.5	–
Recognized net actuarial (gain)/loss	1.0	1.0	(.3)	–
Regulatory (gain)/loss adjustment	–	4.2	.3	–
Total pension and post-retirement benefit costs amortized	$2.7	$6.9	$2.3	$–

We previously disclosed in our financial statements for the year ended December 31, 2006, that we expected to contribute $.7 million and $2.9 million to our defined benefit pension plans and other post-retirement benefit plan, respectively, in 2007. Our qualified pension plan is funded in compliance with income tax regulations and federal funding requirements. We expect to fund no less than the IRS minimum funding amount and no more than the IRS maximum tax deductible amount. To comply with a regulatory condition related to the closing of the sale of our Kansas electric operations, we contributed $3.4 million to our qualified defined benefit pension plan and $1.1 million to our other post-retirement benefit plan in April 2007. As a result of the transfer of pension plan assets and pension benefits obligations in accordance with ERISA requirements to the buyers of our utility assets as discussed in Note 4, we expect to make an additional voluntary contribution of approximately $10 million to our defined benefit plan upon completion of the final plan asset transfers to maintain the funded status of our pension plan.

As disclosed in Note 4, our former Kansas electric operations and our former Michigan, Minnesota and Missouri gas operations have been reclassified as discontinued operations. The components of net periodic benefit cost presented in the tables above disclose information for the plans in total. For the three and nine months ended September 30, 2007 and 2006, the net periodic pension benefit cost charged to discontinued operations was $– million, $.3 million, $.5 million and $2.0 million, respectively. In addition, for the three and nine months ended September 30, 2007 and 2006, the net periodic other post-retirement benefits cost charged to discontinued operations was $– million, $.3 million, $.4 million and $1.6 million, respectively.

9. Legal

Price Reporting Litigation

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

ERISA Litigation

On September 24, 2004, a lawsuit was filed in the U.S. District Court for the Western District of Missouri against us and certain members of our Board of Directors and management, alleging they violated the ERISA and were responsible for losses that participants in our 401(k) plan experienced as a result of the decline in the value of their Aquila common stock held in the 401(k) plan. A number of similar lawsuits alleging that the defendants breached their fiduciary duties to the plan participants in violation of ERISA by concealing information and/or misleading employees who held our common stock through our 401(k) plan were subsequently filed against us. The suits also sought damages for the plan's losses resulting from the alleged breaches of fiduciary duties. The court ordered that all of these lawsuits be consolidated into a single case captioned In re Aquila ERISA Litigation and certified the case as a class action. In April 2007, we settled the case for $10.5 million, which was paid by our insurance carrier. The settlement is subject to final court approval.

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

In June 2006, Cass County filed an appeal with the Circuit Court, challenging the lawfulness and reasonableness of the Missouri Commission’s order.  On October 20, 2006, the Circuit Court ruled that the Missouri Commission’s order was unlawful and unreasonable.  The Missouri Commission and Aquila have appealed the court’s decision, and the Missouri Court of Appeals for the Western District of Missouri heard oral arguments in May 2007.  We expect the Court of Appeals to issue its decision later this year.  If we exhaust all of our legal options and are ordered to remove the plant and substation, we estimate the cost to dismantle these facilities to be up to $20 million.  We estimate the incremental cost of relocating and reconstructing the plant and substation on a site that is being developed to meet future generation needs to be approximately $75 million based on recent engineering studies.  Additional costs may be incurred to store the equipment before relocating it, and to secure replacement power until the plant and substation can be reconstructed.  We cannot reasonably estimate with certainty the total amount of these and other incremental costs that could be incurred, or the potential impairment of the carrying value of our investment in the plant we could suffer to the extent the ultimate costs incurred exceed the amount allowed for recovery in rates.

Coal Supply Litigation

In the spring of 2005, one of our coal suppliers, C. W. Mining, terminated a long term, fixed price coal supply agreement allegedly because of a force majeure event. We have incurred significant costs procuring replacement coal and dispute that the supplier was entitled to terminate the contract. We filed a lawsuit against the supplier in federal court in Salt Lake City and the trial was held in February 2007. On October 29, 2007, the United States District Court for the District of Utah, Central Division held that C.W. Mining's performance under the coal contract was not excused by a force majeure event and awarded us $24.8 million in damages. With the implementation of a fuel adjustment clause in our recent Missouri rate case, we expect that 95% of any damages collected as a result of this litigation will be for the benefit of our Missouri customers through lower rates.

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

Stock Options

Stock options under this plan and preceding plans have been granted at market prices generally with one to three year vesting terms and have been exercisable for seven to 10 years from the date of grant. Cash received on stock options exercised was $.9 million, the intrinsic value of options exercised was $1.3 million and the tax benefit realized was $.2 million for the nine months ended

September 30, 2007. Stock options as of September 30, 2007 and changes during the nine months ended September 30, 2007 were as follows:

	Shares	Weighted Average Exercise Prices	Remaining Contractual Term in Years
Beginning balance	4,865,866	$15.57	3.20
Granted	-	-
Exercised	(312,540)	4.23
Forfeited	(756,681)	19.78
Ending balance	3,796,645	$15.80	2.78
Exercisable at September 30, 2007	3,796,645	$15.80	2.78

The aggregate intrinsic value of “in-the-money” outstanding and exercisable options was $1.5 million as of September 30, 2007.

Time-Based Restricted Stock Awards

In 2005, 183,823 shares of restricted stock were awarded to certain managers and executives, excluding senior management. These awards will vest two years after the award date. On July 31, 2007, 106,000 shares of restricted stock were awarded to senior management; each recipient is a named executive officer of the Company. These awards will vest in three years, and no restrictions on the sale of shares will apply thereafter. The time restriction on both of these awards will lapse upon a change in control of the Company. The fair value of these stock awards is determined based on the number of shares granted and the quoted price of our stock. The compensation expense related to these awards was $.2 million for the nine months ended September 30, 2007. As of September 30, 2007, the total compensation cost not yet recognized was $.4 million. This compensation cost will be recognized over the respective restriction periods. The total fair value of restricted stock released for the nine months ended September 30, 2007 was $.3 million. Non-vested, time-based restricted stock awards as of September 30, 2007 and changes during the nine months ended September 30, 2007 were as follows:

	Shares	Weighted Average Grant Date Fair Value	Remaining Contractual Term in Years
Beginning balance	351,515	$16.79	.97
Awarded	106,000	3.80
Released	(82,533)	23.73
Forfeited	(2,000)	3.60
Ending balance	372,982	$11.64	1.07

The aggregate intrinsic value of outstanding time-based restricted stock was $1.5 million as of September 30, 2007.

Performance-Based Restricted Stock Awards

Performance-based restricted stock awards were granted in the third quarter of 2006 to qualified individuals, excluding senior management, consisting of the right to receive a number of shares of common stock at the end of the restriction period, March 1, 2008, assuming performance criteria are met. Additional performance based restricted stock awards were granted to senior management in the third quarter of 2007 and will vest on December 31, 2008. The performance measure for both awards is the ratio of 2007 annual EBITDA (subject to certain adjustments) to net utility plant investment. The awards granted to senior management, however, include four additional performance measures relating to network reliability, meter reading accuracy, and response time for customer service calls. The ratios will be reviewed and approved by the Company’s Compensation and Benefits Committee on or before March 1, 2008. Subject to any approved adjustments, the targeted award levels are set forth below, noting that the number of shares will be interpolated between these levels. Upon a change in control of the Company, the performance-based restricted stock awards will vest at the award level determined by the Company’s Compensation and Benefits Committee, provided that if a change in control occurs before the Compensation and Benefits Committee has made such determination, then the performance-based restricted stock will vest at target (100%).

2007 EBITDA to Net Utility Plant Investment	Shares Earned as a % of Target Shares

Less than 10%	0%
10.0%	50%
11.5%	100%
13.0% or higher	150%

For the executive officers who received these awards, the amount of performance-based restricted stock earned based upon the EBITDA-to-net utility plant investment ratio described above will be reduced if the Company fails to achieve one or more of the four operational metrics. If the Company fails to achieve one of the four operational metrics, the amount of performance-based restricted stock will be reduced by 25%. If the Company fails to achieve two or three of the four operational metrics, the amount of performance-based restricted stock will be reduced by 50% or 75%, respectively. If the Company fails to achieve all four operational metrics for fiscal year 2007, the shares of performance-based restricted stock earned under the EBITDA-to-net utility plant investment calculation will be reduced to zero.

The four operational metrics include:

		Electric States		Gas States
Category	Metric	CO	MO	CO	KS	IA	NE	Total
Reliability #1	Network Reliability	n/a	n/a	2	2	2	2	n/a
Reliability #2	SAIFI	1.32	1.73	n/a	n/a	n/a	n/a	n/a
Customer Service #1	Meter Reading Accuracy	99.4%	99.4%	99.4%	99.4%	99.4%	99.4%	n/a
Customer Service #2	Customer Service Calls within 20 Seconds	n/a	n/a	n/a	n/a	n/a	n/a	72%

The fair value of these stock awards is determined based on the number of shares granted and the quoted price of our stock on date of the award. The compensation expense related to this award was $.2 million for the nine months ended September 30, 2007. As of September 30, 2007, the estimated total compensation cost not yet recognized was $.4 million. This compensation cost will be recognized over the period through the respective restriction periods. Non-vested, performance-based restricted stock awards (based on target number) as of September 30, 2007 and changes during the nine months ended September 30, 2007 were as follows:

	Shares	Weighted Average Grant Date Fair Value	Remaining Contractual Term in Years
Beginning balance	176,000	$4.44	1.25
Awarded	124,000	3.80
Released	(8,000)	4.44
Forfeited	(4,000)	4.44
Ending balance	288,000	$4.16	.78

The aggregate intrinsic value of outstanding performance-based restricted stock was $ 1.2 million as of September 30, 2007.

Director Stock Awards

Non-employee directors receive as part of his or her annual retainer, an annual award of 7,500 shares of common stock of the Company. Each director may elect to defer receipt of their shares until retirement or until they are no longer a member of our Board of Directors. Shares are awarded on the last trading day of each calendar quarter. Compensation expense is based upon the fair market value of the Company’s common stock at the date of issuance. Director stock awards as of September 30, 2007 and changes during the nine months ended September 30, 2007 were as follows:

	Shares	Weighted Average Grant Date Fair Value
Beginning balance	208,372	$4.45
Awarded	39,375	4.11
Released	(11,250)	4.11
Ending balance	236,497	$4.41

The aggregate intrinsic value of outstanding director stock awards was $.9 million as of September 30, 2007.

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

The amount of unrecognized income tax benefits at January 1, 2007 was $222.6 million. We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. When interest and penalties are assessed the tax provision is adjusted. As of January 1, 2007, we had $5 million of accrued interest and penalties included in the reserve for uncertain tax positions. At September 30, 2007, the amount of unrecognized income tax benefits decreased to $210.3 million. Of this amount, $177.6 million would impact the effective rate if recognized. Accrued interest and penalties associated with uncertain tax positions at September 30, 2007 were $5.4 million.

The $12.3 million decrease in unrecognized income tax benefits in 2007 includes the following adjustments: 1) a decrease of $25.7 million which impacted the effective rate and an increase of $7 million which did not impact the effective rate, both related to a change in the estimate of the utilization of net operating loss carryovers, net capital loss carryovers and alternative minimum tax credit carryovers in conjunction with the audit by the Internal Revenue Service (IRS) of our federal income tax returns for the years 1998 to 2004; 2) an increase of $8 million which impacted the effective rate related to Canadian tax audits; and 3) a decrease of $1.6 million which impacted the effective rate related to the settlement of a state tax audit during the third quarter.

In addition to our consolidated Federal and various state tax returns, we file separate subsidiary tax returns in Canada and certain other states. We have open U.S. federal tax examinations in process relating to our 1998 and subsequent tax returns.

On May 7, 2007 the Canada Revenue Agency (CRA) proposed to disallow certain deductions relating to Goods and Service Tax (GST) receivable and intercompany accounts taken on the 2002 Canadian income tax return of our wholly-owned subsidiary, Aquila Canada Corp (ACC). ACC was part of our Merchant Services business in Canada. We are contesting these proposed adjustments. If the proposed adjustments are sustained in full the resulting estimated tax and interest liability would be approximately $19.8 million. Pursuant to FIN 48, during the second quarter of 2007 we wrote off our Canadian current income tax receivable of $4.8 million and recorded a current income tax payable of $3.6 million.

On October 9, 2007 we agreed to adjustments contained in IRS audit reports related to our 1998 to 2002 taxable years. In addition, the agreement stipulates consistent treatment during our 2003 and 2004 taxable years for certain issues related to our former Networks businesses in Australia and Canada. The agreements must be approved by the Joint Committee on Taxation. There is no timetable for such approval, but the statute of limitations for the years 1998 to 2002 is scheduled to expire November 30, 2008. We expect the following adjustments to our tax attributes upon conclusion of these audits: 1) tax refunds of $19.7 million, $4.9 million of which will be received after the full 2003-2004 audit is complete; 2) our net operating loss carryforwards will be decreased by $250.1 million; 3) our capital loss carryforwards will be decreased by $53 million; 4) our AMT credit will be decreased by $7.5 million; 5) our general business credit carryforward will be decreased by $5.5 million; and we will pay interest to the IRS of $7.6 million, $3.3 million of which is currently on deposit with the IRS. In addition, we expect our deferred tax liability to decrease by $32.7 million for those IRS adjustments that do not impact our effective tax rate. The impact of these adjustments, both positive and negative, is currently included in our unrecognized tax benefits.

It is reasonably possible that the amount of unrecognized tax benefits will change significantly within the next twelve months. This change will occur if the Joint Committee on Taxation approves our agreement with the IRS regarding our 1998 to 2002 taxable years and certain issues related to 2003 and 2004 and we determine that the IRS is unlikely to reopen these years for examination prior to the expiration of the statute of limitations on November 30, 2008. In such case, we estimate that our unrecognized tax benefits would decrease by $110 million primarily reflecting the audit consequences discussed above. In addition, the Canadian income tax audit of 2002 could be settled. An estimate of any changes to the amount of unrecognized tax benefits related to the Canadian audit cannot be made at this time.

On September 30, 2007, we had net deferred tax assets of $24.3 million primarily related to decreases in deferred income tax liabilities related to the sale of our Kansas electric business and a decrease in unrecognized tax benefits. The primary deferred tax asset is the tax benefit related to our NOL carryforwards. As described above, we are required to assess the ultimate realization of the deferred tax assets using a “more likely than not” standard. As a result of this assessment, during 2007 we increased our valuation allowance against the tax benefit of our net operating losses by $24.3 million, the amount of our net deferred tax assets. Our effective tax rates for the three and nine months ended September 30, 2007 were impacted by reductions in unrecognized tax benefits, our evaluation of the likelihood of realizing our NOL carryforwards as discussed above and by the notices of proposed adjustment we received from the CRA in the second quarter of 2007 which resulted in adjustments to unrecognized tax benefits.

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

The parties have made customary representations, warranties and covenants in the merger agreement. We have agreed, subject to certain exceptions set forth in the merger agreement, to conduct our business in the ordinary course during the period between the execution of the merger agreement and consummation of the Merger, and to refrain from engaging in or otherwise limit certain transactions and activities during this interim period. Consummation of the Merger is subject to a number of conditions, including (i) approval of the Kansas Commission and the Missouri Commission; (ii) the completion of the asset sale transactions described below; and (iii) the absence of a material adverse effect on our businesses that remain after giving effect to the asset sales described below.

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

In connection with the Merger, we also entered into agreements with Black Hills under which we have agreed to sell our Colorado electric utility and our Colorado, Iowa, Kansas and Nebraska gas utilities to Black Hills for $940 million in cash, subject to certain working capital and other purchase price adjustments. The agreements contain various provisions customary for transactions of this size and type, including representations, warranties and covenants with respect to the Colorado, Iowa, Kansas and Nebraska utility businesses that are subject to usual limitations. Completion of the sale transactions is subject to various conditions, including: (i) the approval of the Colorado Public Utilities Commission and the Kansas Commission; (ii) the absence of a material adverse effect on the utility businesses being sold to Black Hills; and (iii) the ability and readiness of Aquila, Great Plains Energy and Gregory Acquisition Corp. to complete the Merger immediately after the completion of the asset sales. The employees of these utility operations are expected to be transferred to Black Hills upon completion of the sale.

The Merger and the asset sales are contingent upon the closing of the other transaction, meaning that one transaction will not close unless the other transaction closes.

On April 4, 2007, we and Great Plains Energy filed joint applications with the Missouri Commission and the Kansas Commission requesting approval of the Merger. On the same date, we and Black Hills filed joint applications with the Colorado Public Utilities Commission, IUB, Kansas Commission and Nebraska Commission requesting approval of the asset sales to Black Hills. On May 25, 2007, the parties filed a joint application with the FERC requesting approval of the Merger and the sale of our Colorado electric assets to Black Hills, and we amended the joint application on June 20, 2007. On July 27, 2007, Aquila and Great Plains Energy filed the antitrust notifications required under the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act) to complete the Merger.

On August 27, 2007, the Federal Trade Commission granted early termination of the statutory waiting period under the HSR Act for both the Merger and the asset sales to Black Hills. On August 31, 2007, the sale of our Iowa gas utility operation to Black Hills was approved by the IUB. On October 9, 2007, the merger agreement was adopted by Aquila’s shareholders. On October 10, 2007, the issuance of common stock by Great Plains Energy in connection with the Merger was approved by Great Plains Energy’s shareholders. On October 16, 2007, the Nebraska Commission approved the sale of our Nebraska gas operations to Black Hills. On October 19, 2007, the FERC approved the Merger and the sale of our Colorado electric operations to Black Hills. Regulatory hearings are scheduled in Missouri and Kansas for December 2007 and January 2008, respectively. Regulatory orders are expected to be received in the first quarter of 2008.

We have evaluated the accounting classification of the assets to be acquired by Black Hills relative to SFAS 144. Based on our assessment, the criteria for classification of the assets as "held for sale" and discontinued operations have not been met. Important factors underlying our analysis include: our management and board of directors have no intention of selling these assets separately from the contingent, two-step Merger transaction, which is not a usual and customary provision for asset sales; the significant conditions to closing, including numerous regulatory approvals; and, the fact the asset sale will occur immediately prior to the completion of the Merger. As a result, we have not reclassified the assets to be acquired by Black Hills as "held for sale" and reported those results as discontinued operations.

Regardless of whether the Merger is completed, we will incur significant costs, primarily consisting of investment banking, legal, employee retention, change-in-control, and other severance costs which we will expense as they are incurred. In 2006, we incurred approximately $2.3 million of costs (primarily investment banking and legal costs) relating to these transactions. In the three and nine months ended September 30, 2007, we incurred $1.3 million and $9.5 million, respectively, of additional costs, including fees paid to our financial advisors of $6.2 million in connection with the signing of the merger agreement. On approval of the Merger in October 2007 by our shareholders we paid our financial advisors additional fees of approximately $4.5 million. These costs are or will be included in operation and maintenance expense in Corporate and Other.

Beginning in February 2007, we also executed retention agreements totaling $8.8 million with numerous non-executive employees to mitigate employee attrition prior to the closing of the Merger. The retention awards will be paid on the earlier of the closing of the Merger or January 31, 2008. We accrued $2.2 million and $5.6 million of expense related to these retention agreements in the three and nine months ended September 30, 2007, respectively. These costs are included in operation and maintenance expense in Corporate and Other.

Further information concerning the Merger and asset sales is included in the definitive proxy statement that we filed with the SEC and mailed to our shareholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

See Forward-Looking Information beginning on page 51

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

Current Credit Ratings

As of September 30, 2007, our senior unsecured long-term debt ratings, as assessed by the three major credit rating agencies, were as follows:

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

Credit Facility	Expiration	Maximum Capacity	Borrowings or Letters of Credit Issued at September 30, 2007
		In millions
Four-Year Secured Revolving Credit Facility	April 22, 2009 (1)	$150.0	$–
Five-Year Unsecured Revolving Credit Facility	September 19, 2009	110.0	–
$180 Million Unsecured Revolving Credit and Letter of Credit Facility	April 13, 2010 (1)	180.0	121.9
$50 Million Unsecured Revolving Credit and Letter of Credit Facility	December 19, 2007	50.0	27.4

(1)	Borrowings under these facilities must be repaid within 364 days unless we obtain regulatory approval to incur long-term indebtedness under these facilities.

Cash Flows

Cash Flows Provided From Operating Activities

Our positive nine-month 2007 operating cash flows were driven primarily by seasonal declines in working capital requirements for our utility operations and the net return of funds on deposit from our merchant and utility counterparties.

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

Cash Flows Used For Financing Activities

Cash flows used for financing activities in the nine months ended September 30, 2007 and 2006 consist primarily of cash we paid to retire our long-term debt obligations and our payments under our remaining long-term gas contracts that expire by early 2008.

Collateral Positions

As of September 30, 2007, we had posted cash collateral for the following:

In millions
Trading positions	$25.9
Utility cash collateral requirements	23.8
Other	.8
Total Funds on Deposit	$50.5

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2007	2006	2007	2006
Earnings (Loss) Before Interest, Taxes, Depreciation and Amortization:
Utilities:
Electric Utilities	$94.9	$58.0	$149.3	$120.5
Gas Utilities	5.2	1.6	41.7	29.3
Total Utilities	100.1	59.6	191.0	149.8
Merchant Services	(1.3)	(17.0)	(1.9)	(249.0)
Corporate and Other	(2.7)	(3.7)	(7.5)	(32.8)
Total EBITDA	96.1	38.9	181.6	(132.0)
Depreciation and amortization	27.3	27.0	81.4	78.5
Interest expense	31.5	42.7	111.6	124.4
Income tax expense (benefit)	5.6	(10.2)	(.6)	(43.9)
Income (loss) from continuing operations	31.7	(20.6)	(10.8)	(291.0)
Earnings from discontinued operations, net of tax	8.8	136.3	12.3	250.6
Net income (loss)	$40.5	$115.7	$1.5	$(40.4)

Key Factors Impacting Results of Continuing Operations

For the nine months ended September 30, 2007, total EBITDA increased $313.6 million compared to 2006. Key factors affecting 2007 results were as follows:

•

Total Utilities EBITDA increased $41.2 million primarily due to increased EBITDA in our Electric Utilities driven mainly by rate increases approved in Missouri, including the implementation of a Fuel Adjustment Clause and due to increased EBITDA in our Gas Utilities due to favorable weather and other volumes and an interim rate increase in Nebraska. These EBITDA increases were offset in part by increased fuel and purchased power costs in our Electric Utilities resulting from reduced availability of certain power plants due to unplanned or extended outages and curtailed delivery under a purchased power contract, unfavorable settlements of hedge transactions and increased operation and maintenance expenses primarily in the first quarter of 2007.

•

Merchant Services loss before interest, taxes, depreciation and amortization decreased $247.1 million in 2007 compared to 2006 primarily due to the $218 million loss on the assignment of our rights and obligations under the Elwood tolling agreements, the elimination of $17.8 million of margin losses incurred in 2006 related to these agreements and $15.8 million in lower provisions for price reporting litigation reserves, offset in part by $4.4 million of reversals of allowances for bad debts in 2006 that did not recur in 2007.

•

Corporate and other loss before interest, taxes, depreciation and amortization decreased $25.3 million in 2007 compared to 2006, primarily due to decreased losses on early retirement of debt from the 2006 debt tender offer, lower restructuring severance costs, higher other income from gains on sales of land and buildings offset in part by increased legal and financial advisors fees related to the pending merger and asset sale.

Electric Utilities

The table below summarizes the operations of our Missouri and Colorado Electric Utilities, which represent our continuing electric operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in millions	2007	2006	2007	2006
Sales:
Electricity—regulated	$282.1	$242.8	$651.9	$601.0
Other—non-regulated	.2	.2	.6	.5
Total sales	282.3	243.0	652.5	601.5
Cost of sales:
Electricity—regulated	136.1	135.0	354.2	327.7
Other—non-regulated	.2	(.4)	.5	.3
Total cost of sales	136.3	134.6	354.7	328.0
Gross profit	146.0	108.4	297.8	273.5
Operation and maintenance expense	48.2	44.6	139.8	134.4
Taxes other than income taxes	4.6	5.8	15.3	18.1
Other income (expense)	1.7	–	6.6	(.5)
EBITDA	$94.9	$58.0	$149.3	$120.5
Reconciliation of EBITDA to Income Before Income Taxes:
EBITDA	$94.9	$58.0	$149.3	$120.5
Depreciation and amortization expense	18.0	18.4	54.6	52.1
Interest expense	14.9	11.2	43.4	37.5
Income before income taxes	$62.0	$28.4	$51.3	$30.9
Electric sales and transportation volumes (GWh)	3,179.8	3,053.5	8,553.6	8,398.7
Electric customers at end of period			402,196	397,721

Quarter-to-Quarter

Sales, Cost of Sales and Gross Profit

Sales and cost of sales for the Electric Utilities business increased $39.3 million and $1.7 million, respectively, for a gross profit increase of $37.6 million in 2007 compared to 2006. These changes were primarily due to the following factors:

•	Sales and gross profit increased by $18.2 million due to a rate increase in Missouri effective May 31, 2007.

•

Cost of sales decreased and gross profit increased by $1.6 million primarily related to favorable derivative settlements of $4.7 million related to fuel hedges for our Missouri operations partially offset by an increase in demand costs of $3.0 million due to a scheduled capacity and cost increase in a Colorado contract, as well as additional contracts entered into for Missouri operations.

•

Gross profit increased $12.1 million resulting from an increase in base energy recovery of $4.3 million and the implementation of the FAC in Missouri compared to the third quarter of 2006. Effective June 1, 2007, the FAC in Missouri allows us to recover 95% of our actual fuel costs in excess of those included in base rates. We established a receivable for unbilled revenue of $17.2 million during the quarter for 95% of our fuel and purchased power energy costs incurred that exceeded our base rate energy recovery. These increased sales were offset in part by increases in certain energy costs that are not recovered in the FAC. Costs will be accumulated through November 2007 and rate changes to the customers’ bills will be effective March 2008. Additional costs will accumulate through May 2008 for rate changes effective September 2008.

•	Favorable weather, customer growth and other volume and price variances increased sales, cost of sales and gross profit by $8.2 million, $2.7 million and $5.5 million, respectively, in 2007.

•	Sales and cost of sales decreased $8.0 million and $8.2 million, respectively, from lower sales for resale for the quarter.

Operation and Maintenance Expense

Operation and maintenance expense increased $3.6 million in 2007 compared to 2006. A primary factor contributing to this increase was an increase in labor and benefit costs of

$1.8 million and bad debt expense of $.7 million.

Year-to-Date

Sales, Cost of Sales and Gross Profit

Sales and cost of sales for the Electric Utilities business increased $51.0 million and $26.7 million, respectively, resulting in a gross profit increase of $24.3 million in 2007 compared to 2006. These changes were primarily due to the following factors:

•	Sales and gross profit increased by $26.9 million due to rate increases in Missouri effective March 2006 and May 31, 2007.

•	Favorable weather and higher usage per customer, as well as customer growth increased sales, cost of sales and gross profit by $17.2 million, $5.5 million and $11.7 million, respectively, in 2007.

•

Cost of sales increased and gross profit decreased by $29.2 million due to several factors. First, several of our wholly-owned and jointly-owned coal-fired, baseload plants experienced outages (both unplanned outages and extended planned outages) in 2007 that required us to purchase replacement power in the spot market, which increased costs by $4.9 million. In addition, a baseload purchased power contract was curtailed under a force majeure due to transmission constraints and a scheduled outage, thereby requiring additional power to be purchased in the spot market resulting in increased costs of sales of $4.9 million. Also contributing to the increased costs was higher generation cost of $3.3 million caused by higher coal and delivery costs as well as a greater percentage of generation from gas fired units. A combination of the above events, as well as other regional market conditions, generally resulted in higher purchased power prices in the spot market during the first nine months of the year, which added $10.5 million to our cost of sales. Cost of sales also increased $5.6 million due to additional demand contracts executed to access additional supply for Missouri operations and a scheduled increase in a Colorado demand contract.

•

Gross profit increased $12.6 million resulting from an increase in base energy recovery of $5.0 million and the implementation of the FAC in Missouri compared to the nine months ended September 30, 2006. We established a receivable for unbilled revenue of $18.6 million for 95% of our fuel and purchased power energy costs incurred that exceeded our base rate energy recovery since implementation. These increased sales were offset in part by increases in certain energy costs that are not recovered in the FAC.

•	Sales and cost of sales decreased $16.3 million and $17.7 million, respectively, from lower sales for resale. Gross profit increased, however, by $1.4 million from 2006 to 2007.

Operation and Maintenance Expense

Operation and maintenance expense increased $5.4 million in 2007 compared to 2006. A primary factor contributing to this increase was a $5.1 million increase in labor and benefit costs.

Taxes Other Than Income Taxes Expense

Taxes other than income taxes expense decreased $2.8 million in 2007 compared to 2006. The primary cause of this decrease was an unfavorable settlement of a property tax dispute in the second quarter of 2006 that did not recur in 2007.

Other Income (Expense)

Other income increased $7.1 million primarily due to the receipt in 2007 of $3.2 million in breakup fees related to the unsuccessful attempt to purchase the Aries power plant for which we had been named the stalking horse bidder in an auction process run on behalf of creditors of Calpine Corporation. AFUDC related to the construction of Iatan 2 of $2.9 million also contributed to the overall increase.

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

Gas Utilities

The table below summarizes the operations of our Colorado, Iowa, Kansas and Nebraska Gas Utilities, which represent our continuing gas operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in millions	2007	2006	2007	2006
Sales:
Natural gas—regulated	$68.0	$71.4	$435.4	$413.3
Other—non-regulated	9.1	6.6	21.8	23.0
Total sales	77.1	78.0	457.2	436.3
Cost of sales:
Natural gas—regulated	38.1	43.9	310.8	300.2
Other—non-regulated	4.5	2.7	11.3	14.6
Total cost of sales	42.6	46.6	322.1	314.8
Gross profit	34.5	31.4	135.1	121.5
Operation and maintenance expense	25.2	27.4	83.1	83.3
Taxes other than income taxes	3.8	2.7	9.5	8.8
Other income (expense)	(.3)	.3	(.8)	(.1)
EBITDA	$5.2	$1.6	$41.7	$29.3
Reconciliation of EBITDA to Income (Loss) Before Income Taxes:
EBITDA	$5.2	$1.6	$41.7	$29.3
Depreciation and amortization expense	8.4	7.7	23.8	24.6
Interest expense	2.6	1.9	8.1	8.5
Income (loss) before income taxes	$(5.8)	$(8.0)	$9.8	$(3.8)

Gas sales and transportation volumes (Bcf)	17.1	16.4	74.5	68.1
Gas customers at end of period			509,463	505,544

Quarter-to-Quarter

Sales, Cost of Sales and Gross Profit

Sales and cost of sales for the Gas Utilities business decreased $.9 million and $4.0 million, respectively, for a gross profit increase of $3.1 million in 2007 compared to 2006. These changes were primarily due to the following factors:

•

Sales and cost of sales decreased by approximately $4.8 million due to a 10.1% decrease in natural gas prices in the third quarter of 2007 compared to 2006. However, because gas purchase costs for our gas utility operations are passed through to our customers, the change in gas prices did not have a corresponding impact on gross profit.

•	Sales and gross profit increased by $2.2 million due to rate increases in Nebraska and Kansas.

•	Non-regulated gross profit increased $.9 million primarily due to the sale of excess pipeline capacity.

Operation and Maintenance Expense

Operation and maintenance expense decreased $2.2 million in 2007 compared to 2006. The decrease was primarily due to lower bad debt expense.

Year-to-Date

Sales, Cost of Sales and Gross Profit

Sales and cost of sales for the Gas Utilities business increased $20.9 million and $7.3 million, respectively, for a gross profit increase of $13.6 million in 2007 compared to 2006. These changes were primarily due to the following factors:

•	Sales and gross profit increased by $5.6 million due to rate increases in Nebraska and Kansas.

•	Favorable weather and volume variances, net of weather hedges, increased sales, cost of sales and gross profit by $54.3 million, $49.3 million and $5.0 million, respectively.

•

Increased sales and cost of sales were partially offset by approximately $36.0 million due to a 6.4% decrease in natural gas prices in the first nine months of 2007 compared to 2006. However, because gas purchase costs for our gas utility operations are passed through to our customers, the change in gas prices did not have a corresponding impact on gross profit.

•	Non-regulated gross profit increased $1.6 million primarily due to the sale of excess pipeline capacity.

Regulatory Matters

The following is a summary of our recent rate case activity through October 31, 2007:

In millions	Type of Service	Date Requested	Date Effective	Amount Requested	Amount Approved
Iowa (1)	Gas	5/2005	3/2006	$4.1	$2.9
Missouri (2)	Electric	5/2005	3/2006	78.6	44.8
Missouri (2)	Steam	5/2005	3/2006	5.0	4.5
Missouri (3)	Electric	7/2006	6/2007	118.9	58.8
Kansas (4)	Gas	11/2006	6/2007	7.2	5.1
Nebraska (5)	Gas	11/2006	9/2007	16.3	9.2

(1)

Under Iowa regulations, we instituted interim rates, subject to refund, totaling approximately $1.7 million in May 2005. In March 2006, the IUB issued an order approving a $2.9 million rate increase, including recovery of rate case costs. Final rates became effective March 17, 2006.

(2)

The Missouri electric settlement terminated the interim energy charge established in our 2003 rate case filing and required a $1.0 million refund to our St. Joseph Light & Power customers as part of the termination. The settlement also established the value of our South Harper peaking facility at approximately $140 million, resulting in an additional $4.4 million impairment of the plant’s turbines. The settlement was approved by the Missouri Commission in February 2006, and the new rates became effective March 1, 2006. In addition, in February 2006, we settled the Missouri steam rate case for a $4.5 million rate increase. This settlement includes a provision for sharing 80% of fuel cost variability from the established base fuel rates. It was approved by the Missouri Commission in February 2006, and the new rates became effective March 6, 2006.

(3)

In July 2006, we filed for a $94.5 million rate increase, or 22.0%, in our Missouri Public Service territory and a $24.4 million increase, or 22.1%, in our St. Joseph Light & Power territory. These increases were requested to recover increases in the cost of fuel and purchased power capacity, including the estimated revenue requirement for the previously planned purchase of the Aries plant, and increased operating costs. The amount of the request was based, among other things, on a return on equity of 11.5% and an adjusted equity ratio of 47.5%. In addition, we requested the implementation of a fuel adjustment clause.

On April 4, 2007, Aquila, the Missouri Commission staff and various intervenors entered into a stipulation and agreement that settled several issues raised in the pending Missouri rate cases. Among other things, the stipulation and agreement (i) established a $918.5 million rate base for the Missouri Public Service operations and a $186.8 million rate base for the St. Joseph Light & Power operations; and (ii) authorized the inclusion in base rates of $156.4 million and $38.2 million of fuel and purchased power costs for the Missouri Public Service and St. Joseph Light & Power operations, respectively. On April 12, 2007, the Missouri Commission approved the stipulation and agreement. We received a final order from the Missouri Commission, effective May 31, 2007. The final order increased base rates $58.8 million, or 11.9%, based on a return on equity of 10.25% and authorized a fuel adjustment recovery mechanism with a 95% sharing of costs with our customers.

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

(5)

In November 2006, we filed for a $16.3 million rate increase for our Nebraska gas utility operations. Interim rates were implemented on February 15, 2007. On July 24, 2007, the Nebraska Commission issued an order approving a $9.2 million increase based upon a return on equity of 10.4%. We appealed Commission’s order with the District Court of Lancaster County, Nebraska. Briefs were filed on October 15, 2007 and reply briefs were filed October 26, 2007. Brief oral arguments will be heard on November 8, 2007. If the interim rates are higher than the final rates approved, the difference plus interest will be refunded or credited to customers.

Merchant Services

The table below summarizes the operations of our Merchant Services businesses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2007	2006	2007	2006
Sales	$(1.6)	$(4.4)	$(9.1)	$(7.3)
Cost of sales	(.1)	.6	(.1)	18.4
Gross loss	(1.5)	(5.0)	(9.0)	(25.7)
Operating expenses:
Operation and maintenance expense, net	1.6	11.1	(.7)	10.8
Taxes other than income taxes	–	(.1)	(3.0)	(4.6)
Net loss on sale of assets and other charges	–	–	–	218.7
Total operating expenses (income), net	1.6	11.0	(3.7)	224.9
Other income (expense)	1.8	(1.0)	3.4	1.6
Earnings (loss) before interest, taxes, depreciation and amortization	$(1.3)	$(17.0)	$(1.9)	$(249.0)
Reconciliation of EBITDA to Loss Before Income Taxes:
EBITDA	$(1.3)	$(17.0)	$(1.9)	$(249.0)
Depreciation and amortization expense	1.0	1.0	3.0	3.1
Interest expense	7.9	3.7	17.1	13.5
Loss before income taxes	$(10.2)	$(21.7)	$(22.0)	$(265.6)

We show our gains and losses from energy trading contracts on a net basis. To the extent losses exceeded gains, sales are shown as a negative number.

Quarter-to-Quarter

Sales, Cost of Sales and Gross Loss

Gross loss for our Merchant Services operations for the three months ended September 30, 2007 was $1.5 million, primarily due to margin losses of $2.0 million resulting from the difference between revenue recognized on our two remaining long-term gas delivery contracts compared to the net cost of gas delivered under these contracts. These contracts will expire by March 2008.

Gross loss for our Merchant Services operations for the three months ended September 30, 2006 was $5.0 million, primarily due to the following factors:

•

We incurred margin losses of $1.9 million resulting from the difference between revenue recognized on our two remaining long-term gas delivery contracts compared to the net cost of gas delivered under these contracts. These contracts expire by March 2008.

•

We also incurred a $3.1 million gross loss related to the settlement of various contracts and trade positions and other settlements in the third quarter of 2006 due to the continued wind-down of our merchant operations.

Operation and Maintenance Expense, net

Operation and maintenance expense decreased $9.5 million from 2006 primarily due to the 2006 provision of a $9.3 million net reserve related to price reporting litigation.

Year-to-Date

Sales, Cost of Sales and Gross Loss

Gross loss for our Merchant Services operations for the nine months ended September 30, 2007 was $9.0 million, primarily due to the following factors:

•

We incurred margin losses of $6.1 million resulting from the difference between revenue recognized on our two remaining long-term gas delivery contracts compared to the net cost of gas delivered under these contracts.

•

We also incurred a $3.1 million gross loss related to the settlement of various contracts and trade positions in the first nine months of 2007 due to the continued wind-down of our merchant operations.

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

Operation and Maintenance Expense, net

Operation and maintenance expense decreased $11.5 million in 2007 from 2006 primarily due to a $15.8 million decrease in the provision for price reporting litigation offset by the first quarter of 2006 reversal of $4.4 million of allowances for bad debts provided in prior years as our receivable balance declined with the roll-off of the legacy trading portfolio.

Net Loss on Sale of Assets and Other Charges

In the first nine months of 2006, we recorded a pretax loss of $218.0 million on the assignment of our rights and obligations under the Elwood tolling agreement.

Earnings Trend and Impact of Changing Business Environment

The merchant energy sector has been negatively impacted by the increase in generation capacity that became operational in 2002 and 2003. This increase in supply has placed downward pressure on power prices and subsequently the value of unsold merchant generation capacity. It is generally expected that the fuel and start-up costs of operating our Crossroads plant will exceed the revenues that would be generated from the power sold. We therefore believe that during the next few years we have limited ability to generate power at the Crossroads facility for a profit. We have assessed the realizability of our investment in this plant and do not believe an impairment has occurred. We will continue to have operating and maintenance costs associated with this plant, whether it is being utilized to generate power or is idle. As of September 30, 2007, the carrying value of this plant was $113.1 million. Additionally, we continue to wind down and terminate our remaining trading positions with various counterparties. However, it will take a number of years to complete the wind-down, and we continue to deliver gas under our remaining long-term gas contracts which expire by early 2008. Because most of our remaining trading positions are hedged, we should experience limited fluctuation in earnings or losses other than the impacts from counterparty credit, the discounting or accretion of interest, and the termination or liquidation of additional trading contracts. As a result of the above factors, we do not expect Merchant Services to be profitable in the next two to three years.

Corporate and Other

The table below summarizes the operating results of Corporate and Other:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2007	2006	2007	2006
Sales	$(.1)	$–	$(.1)	$.1
Cost of sales	–	–	–	–
Gross profit	(.1)	–	(.1)	.1
Operating expenses:
Operation and maintenance expense	3.4	4.7	18.6	12.3
Taxes other than income taxes	.1	.1	.1	.3
Restructuring charges	–	.6	1.6	5.5
Net loss on sales of assets and other charges	–	5.5	1.3	28.2
Total operating expenses	3.5	10.9	21.6	46.3
Other income	.9	7.2	14.2	13.4
Earnings (loss) before interest, taxes, depreciation and amortization	$(2.7)	$(3.7)	$(7.5)	$(32.8)
Reconciliation of EBITDA to Loss Before Income Taxes:
EBITDA	$(2.7)	$(3.7)	$(7.5)	$(32.8)
Depreciation and amortization expense	(.1)	(.1)	–	(1.3)
Interest expense	6.1	25.9	43.0	64.9
Loss before income taxes	$(8.7)	$(29.5)	$(50.5)	$(96.4)

Quarter-to-Quarter

Net Loss on Sale of Assets and Other Charges

In the third quarter of 2006 we recorded a pretax loss of $5.5 million primarily upon the prepayment of our five-year term loan.

Other Income

Other income decreased $6.3 million in 2007 compared to 2006 primarily due to lower income on invested cash due to the utilization of cash balances to retire debt.

Year-to-Date

Operation and Maintenance Expense

Operation and maintenance expense increased $6.3 million primarily due to advisor fees and legal costs related to the pending merger.

Restructuring Charges

We recorded $1.6 million of one-time termination benefits in first quarter of 2007 related to the departure of our Chief Operating Officer. In 2006, we accrued approximately $5.5 million of one-

time termination benefits related to the plan to reduce executive management and central services costs in connection with the sale of our Kansas electric and Michigan, Minnesota and Missouri gas operations.

Net Loss on Sale of Assets and Other Charges

In the second quarter of 2007, we recorded a pretax loss of $1.3 million related to the early retirement of $344 million of outstanding senior notes. In the nine months of 2006, we recorded pretax losses of $28.2 million upon the completion of a cash tender offer that resulted in the early retirement of approximately $350 million of outstanding senior notes and the prepayment of our five-year term loan.

Other Income

Other income increased $.8 million in 2007 compared to 2006 primarily due to $3.6 million of net gains on the sale of excess land and office space and a $2.2 million release of Canadian withholding tax reserves, offset by lower interest income on invested cash.

Interest Expense and Income Tax Expense (Benefit)

The table below summarizes our consolidated interest expense and income tax expense (benefit):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2007	2006	2007	2006

Interest expense	$31.5	$42.7	$111.6	$124.4
Income tax expense (benefit)	$5.6	$(10.2)	$(.6)	$(43.9)

Quarter-to-Quarter

Interest Expense

Interest expense decreased $11.2 million in 2007 compared to 2006 primarily due to $12.1 million of interest savings on debt retired in 2006 and 2007. Also contributing to the decrease in interest expense was $3.5 million of deferred debt costs related to the prepayment of our five-year term loan in September 2006. These decreases were partially offset by an increase of $4.5 million of decreased allocations of interest to discontinued operations due to the completion of the sale of certain assets in 2007.

Income Tax Expense (Benefit)

Income tax expense increased $15.8 million in 2007 compared to 2006. The effective tax rate in 2007 was 15.2% compared to 33.1% in 2006. The effective tax rate for 2007 differed from the combined statutory rate as a result of a reduction of $23.3 million in unrecognized tax benefits, offset in part by $17.0 million of valuation allowance provided on deferred tax assets for NOL carryforwards.

Year-to-Date

Interest Expense

Interest expense decreased $12.8 million in 2007 compared to 2006 due to $22.4 million of interest savings on the retirement of $350 million of debt in 2006 and 2007 and $17.1 million related to the prepayment of the five-year term loan in September 2006. These decreases were offset in part by $26.6 million of decreased allocations of interest to discontinued operations due to the completion of the sale of certain assets in 2006 and 2007.

Income Tax Benefit

Income tax benefit decreased $43.3 million in 2007 compared to 2006. The effective tax rate in 2007 was 5.2% compared to 13.1% in 2006. The effective tax rate for 2007 differed from the combined statutory rate as a result of approximately $24.3 million of valuation allowance provided on deferred tax assets for NOL carryforwards and $8.6 million of tax provisions resulting from Canadian tax audit adjustments received in the second quarter, offset in part by $27.3 million of reductions in unrecognized tax benefits. The effective tax rate for 2006 differed from the combined statutory rate as a result of $81.8 million of unrecognized tax benefits provided in the second quarter of 2006 in connection with the $218 million loss on the assignment of our obligations under the Elwood tolling agreement.

Discontinued Operations

As further discussed in Note 4 to the Consolidated Financial Statements, we have reported the results of operations of our former utilities, our former merchant peaking plants and our former Everest Connections business in discontinued operations in the Consolidated Statements of Income for all periods presented. The operating results of these operations are summarized in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in millions	2007	2006	2007	2006
Sales	$.3	$61.8	$46.0	$479.3
Cost of sales	–	30.5	23.4	322.6
Gross profit	.3	31.3	22.6	156.7
Operating expenses:
Operation and maintenance expense	.1	11.0	11.3	61.0
Taxes other than income taxes	–	1.4	2.0	9.8
Restructuring charges	–	–	–	2.0
Net (gain) on sale of assets and other charges	(2.7)	(122.2)	(3.0)	(270.8)
Total operating expenses	(2.6)	(109.8)	10.3	(198.0)
Other income (expense)	–	(.4)	.2	.1
EBITDA	2.9	140.7	12.5	354.8
Depreciation and amortization expense	–	–	–	.9
Interest expense	–	4.5	4.1	30.7
Income before income taxes	2.9	136.2	8.4	323.2
Income tax expense (benefit)	(5.9)	(.1)	(3.9)	72.6
Earnings from discontinued operations, net of tax	$8.8	$136.3	$12.3	$250.6

Electric sales and transportation volumes (GWh)	–	669.7	549.6	1,755.3
Electric customers at end of period			–	69,077
Gas sales and transportation volumes (Bcf)	–	–	–	52.6
Gas customers at end of period			–	–

Quarter-to-Quarter

Sales, Cost of Sales and Gross Profit

Electric Utilities

Sales and cost of sales for our Kansas electric utility decreased $61.8 million and $30.4 million, respectively, resulting in a gross profit decrease of $31.4 million in 2007 compared to 2006 due to the sale of these operations on April 1, 2007.

Operation and Maintenance and Taxes Other Than Income Taxes Expense

Operation and maintenance and taxes other than income taxes expense decreased $10.9 million and $1.4 million, respectively, in 2007 compared to 2006 primarily as a result of the sale of our Kansas electric operations on April 1, 2007.

Interest Expense

Interest expense decreased $4.5 million in 2007 compared to 2006 as the allocations to our Kansas electric operations ended when it was sold April 1, 2007.

Income Tax Expense (Benefit)

Income tax benefit increased $5.8 million in 2007 compared to 2006. The income tax benefit in 2007 included the release of $7.1 million of valuation allowance due to additional capital gains recognized on our 2006 income tax return. The 2006 income tax benefit was the result of the reversal of $56.0 million of valuation allowances on capital losses resulting from estimated capital gains realized on the sale of our Michigan and Missouri gas operations.

Year-to-Date

Sales, Cost of Sales and Gross Profit

Electric Utilities

Sales and cost of sales for our Kansas electric utility decreased $105.4 million and $51.6 million, respectively, resulting in a gross profit decrease of $53.8 million in 2007 compared to 2006 primarily due to the sale of these operations on April 1, 2007.

Gas Utilities

Sales and cost of sales for our Michigan, Minnesota, and Missouri gas utilities decreased $300.6 million and $238.6 million, respectively, resulting in a gross profit decrease of $62.0 million due to the closing of the sales of these operations in 2006.

Corporate and Other

Sales, cost of sales and gross profit decreased $25.1 million, $8.2 million, and $16.9 million, respectively, in 2007 compared to 2006 due to the sale of our Everest Connections subsidiary in June 2006 and our Illinois merchant peaking facilities in March 2006.

Operation and Maintenance and Taxes Other Than Income Taxes Expense

Operation and maintenance and taxes other than income taxes expense decreased $49.7 million and $7.8 million, respectively, in 2007 compared to 2006 primarily as a result of the sale of our former Michigan, Missouri, and Minnesota gas operations and our Everest Connections subsidiary in 2006 and our Kansas electric operations on April 1, 2007.

Net (Gain) on Sale of Assets and Other Charges

In the first nine months of 2006, we sold our Michigan, Missouri and Minnesota gas operations and Everest Connections and recognized gains of $94.2 million, $30.0 million, $122.0 million and $25.5 million, respectively.

Interest Expense

Interest expense decreased $26.6 million in 2007 compared to 2006 as the allocations to our Michigan, Missouri and Minnesota gas operations, our two Illinois merchant peaking facilities and our Everest Connections subsidiary ended when they were sold.

Income Tax Expense (Benefit)

Income tax expense decreased $76.5 million in 2007 compared to 2006 primarily due to taxes provided on higher pretax earnings in 2006 resulting from gains on the sale of Michigan and Missouri gas operations and Everest Connections. The effective income tax rate for 2007 was (46.4)% compared to 22.5% for 2006. The 2007 tax rate was affected by the release of $7.1 million of valuation allowance due to additional capital gains on the sale of operations recognized on our 2006 income tax return. The 2006 effective income tax rate was impacted by the release of $56.0 million of valuation allowances resulting from estimated capital gains on the sale of our Michigan and Missouri gas operations.

Significant Balance Sheet Movements

Total assets decreased by $564.5 million since December 31, 2006. This decrease is primarily due to the following:

•	Cash decreased $140.3 million. See our Consolidated Statement of Cash Flows for analysis of this decrease.

•	Funds on deposit decreased $57.4 million, primarily due to the return of margin deposits associated with the seasonal decrease in gas purchases by our regulated utilities.

•

Accounts receivable decreased $37.1 million, primarily reflecting seasonal declines in regulated gas customer deliveries and lower volumes of gas delivered due to our exit from wholesale energy trading.

•

Price risk management assets decreased $50.1 million, primarily due to scheduled deliveries and settlements under trading contracts and a decrease in natural gas forward prices since December 31, 2006.

•	Utility plant, net increased $92.3 million, primarily due to additional capital expenditures, including the construction of Iatan 2 and environmental upgrades.

•	Regulatory assets, current decreased $21.2 million due to lower purchased gas cost adjustment clause assets at the end of the winter heating season.

•

Regulatory assets, non-current decreased $20.6 million due primarily to decreases in the regulatory asset related to gas hedges for Missouri electric generation caused by declines in natural gas prices.

•	Current and non-current assets of discontinued operations decreased $312.6 million due to the sale of our Kansas electric operations on April 1, 2007.

Total liabilities decreased by $593.5 million and common shareholders’ equity increased by $29.0 million since December 31, 2006. These changes are primarily attributable to the following:

•

Accounts payable decreased by $91.7 million, primarily reflecting the seasonal decrease in gas purchases by our regulated utilities, the effects of lower natural gas prices, and lower volumes of gas delivered due to our exit from wholesale energy trading.

•	Other accrued liabilities decreased $34.6 million primarily due to the settlement of reserves for price reporting litigation and scheduled deliveries under long-term gas contracts.

•

Price risk management liabilities decreased $55.9 million, primarily due to scheduled deliveries and settlements under trading contracts and a decrease in natural gas forward prices since December 31, 2006.

•	Long-term debt including current maturities of long-term debt, decreased $367.4 million primarily due to the early retirement of senior notes and other debt.

•	Deferred income taxes and credits decreased $19.3 million due to the implementation of FIN 48 as discussed in Note 11 to the Consolidated Financial Statements.

•	Current and non-current liabilities of discontinued operations decreased $37.3 million due to the sale of our Kansas electric operations on April 1, 2007.

•

Common shareholders equity increased $29.0 million primarily due to the $19.3 million cumulative effect of adopting FIN 48 on January 1, 2007, the conversion of our PIES units to common stock and net income for the nine months ended September 30, 2007.

Forward-Looking Information

This report contains forward-looking information. Forward-looking information involves risks and uncertainties, and certain important factors can cause actual results to differ materially from those anticipated. The forward-looking statements contained in this report include:

•

We expect to merge with a subsidiary of Great Plains Energy and, if completed, we will become a wholly-owned subsidiary of Great Plains Energy and our shareholders will receive a combination of 0.0856 shares of Great Plains Energy common stock and $1.80 in cash upon the effectiveness of the Merger. Some important factors that could cause actual results to differ materially from those anticipated include:

▪

We or Great Plains Energy may not receive in a timely manner the regulatory approvals required to complete the Merger. Even if we and Great Plains Energy obtain the regulatory approvals required to complete the Merger, the approvals may contain unacceptable terms or conditions that would permit us or Great Plains Energy to terminate the Merger.

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

▪

Employee turnover, as well as the substantial time and resources being devoted to our pending transactions with Great Plains Energy and Black Hills, may affect our ability to increase our Missouri earnings.

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

The changes in fair value of our Utilities and Merchant Services derivative contracts for 2007 are summarized below:

In millions	Utilities	Merchant Services	Total

Fair value at December 31, 2006	$(19.1)	$32.2	$13.1
Change in fair value during the period	3.7	(3.1)	.6
Contracts realized or cash settled	19.6	(14.4)	5.2
Fair value at September 30, 2007	$4.2	$14.7	$18.9

The fair value of contracts maturing in the remainder of 2007, each of the next three years and thereafter are shown below:

In millions	Utilities	Merchant Services	Total

2007	$(1.2)	$2.7	$1.5
2008	2.4	4.0	6.4
2009	3.0	1.0	4.0
2010	–	1.2	1.2
Thereafter	–	5.8	5.8
Total fair value	$4.2	$14.7	$18.9

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

Part II. Other Information

Item 1. Legal Proceedings

Information on our legal proceedings is set forth in Note 9 to the Consolidated Financial Statements, which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Securities Holders

We held a special meeting of stockholders on October 9, 2007. At the meeting, the following matters were voted on by our stockholders:

1.	Proposal to adopt the merger agreement with Great Plains Energy dated as of February 6, 2007:

Votes For	Votes Against	Votes Abstain

226,258,156	25,832,507	3,292,516

2.

Proposal to adjourn the special meeting of stockholders, if necessary, to permit further solicitation of proxies in the event there are not sufficient votes at the time of the special meeting to adopt the merger agreement:

Votes For	Votes Against	Votes Abstain

220,037,685	34,451,700	893,794

Item 5. Other information

On November 6, 2007, the Company’s Supplemental Executive Retirement Plan, Amended and Restated, was amended to comply with changes in the Internal Revenue Code relating to the taxation of nonqualified deferred compensation (as set forth in the final regulations released by the Department of Treasury on April 10, 2007, in respect of Section 409A of the Internal Revenue Code), and to align certain provisions of the deferred compensation plan with the terms of our merger agreement with Great Plains Energy.

The foregoing description is qualified by reference to the amendment filed as an exhibit to this Quarterly Report, and to the plan document filed by the Company with the SEC previously.

On November 7, 2007, the Company amended the employment agreement of Richard C. Green and the severance compensation agreements of four named executives, Jon R. Empson, Senior Vice President, Regulated Operations, Leo E. Morton, Senior Vice President and Chief Administrative Officer, Beth A. Armstrong, Senior Vice President and Chief Accounting Officer, and Christopher M. Reitz, Senior Vice President, General Counsel and Corporate Secretary. The agreements were amended to comply with changes in the Internal Revenue Code relating to the taxation of nonqualified deferred compensation (as set forth in the final regulations released by the Department of Treasury on April 10, 2007, in respect of Section 409A of the Internal Revenue Code), and to make certain other changes consistent with the terms of our merger agreement with Great Plains Energy.

The foregoing description is qualified by reference to the amendment to Rick Green's employment agreement or, as applicable, the form of the amendment applicable to the severance compensation agreements of Jon Empson, Leo Morton, Chris Reitz, and Beth Armstrong, filed as exhibits to this Quarterly Report, and to the original agreements filed by the Company with the SEC previously.

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
10.1

Aquila, Inc. Supplemental Executive Retirement Plan, Amended and Restated Effective as of January 1, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.2*	Amendment One to the Aquila, Inc. Supplemental Retirement Plan, Amended and Restated Effective as of January 1, 2005.
10.3	Employment Agreement of Richard C. Green (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.4*	Amendment to Employment Agreement of Richard C. Green, dated November 7, 2007.
10.5

Severance Compensation Agreement, by and between Aquila, Inc. and Leo E. Morton, dated October 6, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2006).

10.6

Severance Compensation Agreement, by and between Aquila, Inc. and Jon R. Empson, dated October 6, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 10, 2006).

10.7

Severance Compensation Agreement, by and between Aquila, Inc. and Beth A. Armstrong, dated August 22, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.8

Severance Compensation Agreement, by and between Aquila, Inc. and Christopher M. Reitz, dated August 28, 2006 (incorporated by reference to Exhibit 10(a)(30) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.9*	Form of Amendment to Severance Compensation Agreement, dated November 7, 2007.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aquila, Inc.

By:	/s/ Beth A. Armstrong Beth A. Armstrong Senior Vice President and Chief Accounting Officer
Signing on behalf of the registrant and as principal financial officer

Date:	November 7, 2007