Form 10-K
period 2007-12-31
AQUILA  INC
filed 2008-02-29
CIK 66960

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007 or
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
(Address of principal executive offices)

Registrant's telephone number, including area code (816) 421-6600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2007 as reported on the New York Stock Exchange, was approximately $956,230,218. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Title	Outstanding at February 22, 2008
Common Stock, par value $1.00 per share	375,944,512
Documents Incorporated by Reference: Proxy Statement for 2008 Annual Shareholders Meeting	Where Incorporated: Part III

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

CAIR—Clean Air Interstate Rule.

CAMR—Clean Air Mercury Rule.

CO2—Carbon dioxide.

Crossroads plant—the Crossroads Energy Center, a 304 MW electric generation "peaking" facility located in Clarksdale, Mississippi that is contractually controlled by Aquila.

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

Westar—Westar Energy, Inc., a Kansas utility company.

Part I

Item 1.    Business

History and Organization

        Aquila, Inc. (Aquila or the Company, which may be referred to as "we," "us" or "our") is an integrated electric and natural gas utility headquartered in Kansas City, Missouri. We began as Missouri Public Service Company in 1917 and reincorporated in Delaware as UtiliCorp United Inc. in 1985. In March 2002, we changed our name to Aquila, Inc. As of December 31, 2007, we had 2,213 employees in the United States, 953 of which are represented by union locals. Our business is organized into three business segments: Electric Utilities, Gas Utilities and Merchant Services. Electric Utilities comprises our regulated electric utility operations, Gas Utilities comprises our regulated gas utility operations, and Merchant Services comprises our remaining unregulated energy activities, which have been substantially wound down. All other operations are included in Corporate and Other, including costs that are not allocated to our operating businesses; and our former interest in Everest Connections, which was classified as "held for sale" prior to its sale on June 30, 2006 and reported in discontinued operations. Substantially all of our revenues are generated by our Electric and Gas Utilities.

        We sold our Michigan, Minnesota, and Missouri gas utilities in 2006 and our Kansas electric utility in 2007, which resulted in these operations being reported as discontinued operations. Our Electric Utilities include 1,849 MWs of generation and 15,190 pole miles of electric transmission and distribution lines, and our Gas Utilities include 604 miles of intrastate gas transmission pipelines and 11,364 miles of gas distribution mains and service lines. Our Electric and Gas Utilities generated revenues from continuing operations of $1,475.0 million in the year ended December 31, 2007, and had total assets of $2.7 billion at December 31, 2007.

        Our Merchant Services group consists of our contractual interest in the Crossroads Energy Center, a "peaking" power generation facility, and our Aquila Merchant subsidiary, whose assets and liabilities are limited to its remaining wholesale energy trading portfolio of natural gas delivery and transportation contracts. In 2006, we sold two merchant power plants, which resulted in these operations being reported as discontinued operations.

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

        The information disclosed by the Company in this Form 10-K regarding its strategy, risks and specific plans is subject to change if the Merger is completed. See Note 19 to the Consolidated Financial Statements for additional information related to these transactions.

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

        Our Chief Executive Officer and Chief Accounting Officer have filed with the SEC, as exhibits to our Annual Report on Form 10-K, the certifications required by Section 302 of the Sarbanes Oxley Act regarding the quality of our public disclosure. Our Chief Executive Officer certified to the NYSE following our 2007 annual shareholder meeting that he was not aware of violations by us of the NYSE corporate governance listing standards.

        Each of the foregoing documents is available in print to any of our shareholders upon request by writing to Aquila, Inc. 20 West Ninth Street, Kansas City, Missouri 64105: Attention: Investor Relations.

Business Group Summary

        Segment information for the three years ended December 31, 2007 is included in Note 17 to the Consolidated Financial Statements.

I.     Electric and Gas Utilities

        Electric Utilities generates, transmits and distributes electricity to 400,804 customers in Colorado and Missouri. Our electric generating facilities and purchased power contracts supply electricity principally to our own distribution systems. Additionally, we sell excess power to other utilities and marketing companies. Approximately 77% of our electric customers are located in Missouri. Gas Utilities distributes natural gas to 519,624 customers in Colorado, Iowa, Kansas, and Nebraska. Approximately 68% of our utility operations, based on the book value of our regulated assets, are located in Missouri.

Electric Utilities

        As of December 31, 2007, our owned interests in electric generation plants were as follows:

Unit	Location	Year Installed	MW	Fuel

Missouri:
Sibley #1-3	Sibley	1960, 1962, 1969	508	Coal
Ralph Green #3	Pleasant Hill	1981	71	Gas
Nevada	Nevada	1974	20	Oil
Greenwood #1-4	Greenwood	1975-1979	238	Gas/Oil
KCI #1-2	Kansas City	1970	34	Gas
Lake Road #1, 3	St. Joseph	1951, 1962	33	Gas/Oil
Lake Road #2, 4	St. Joseph	1957, 1967	125	Coal/Gas
Lake Road #5	St. Joseph	1974	68	Gas/Oil
Lake Road #6-7	St. Joseph	1989, 1990	43	Oil
Iatan 1	Iatan	1980	118	Coal
Jeffrey #1-3	St. Mary's, Kansas	1978, 1980, 1983	175	Coal
South Harper #1-3	Peculiar	2005	315	Gas
Colorado:
W.N. Clark #1-2	Canon City	1955, 1959	42	Coal
Pueblo #6	Pueblo	1949	20	Gas
Pueblo #5	Pueblo	1941, 2001	9	Gas
AIP Diesel	Pueblo	2001	10	Oil
Diesel #1-5	Pueblo	1964	10	Oil
Diesel #1-5	Rocky Ford	1964	10	Oil

Total capability			1,849

        The following table shows Electric Utilities' overall fuel mix and generation capability for 2007:

Fuel Source (MW)

Coal	843
Gas	449
Oil	93
Coal and gas	125
Gas and oil	339

Total generation capability	1,849

        At December 31, 2007, Electric Utilities owned or leased the electric transmission and distribution lines shown below:

Line Type In Miles

Electric transmission	2,132
Electric distribution	13,058

        The following table summarizes regulated sales, volumes and customers for our Electric Utilities business:

	2007	2006	2005

Sales (in millions)
Residential	$371.0	$328.7	$303.8
Commercial	231.1	206.9	190.0
Industrial	98.4	91.9	91.6
Other	137.3	140.4	98.5

Total continuing electric operations	837.8	767.9	683.9
Total discontinued electric operations	42.3	188.8	190.9

Total	$880.1	$956.7	$874.8

Volumes Generated and Purchased (GWh)
Coal	5,307	5,463	5,248
Gas	214	149	91
Coal/Gas	706	521	611
Gas/Oil	39	82	61

Total generated	6,266	6,215	6,011
Purchased	5,723	5,547	5,860

Total generated and purchased	11,989	11,762	11,871
Company use	(16)	(15)	(15)
Line loss	(677)	(713)	(691)

Total continuing electric operations	11,296	11,034	11,165
Total discontinued electric operations (net of line loss)	550	2,304	2,311

Total	11,846	13,338	13,476

Volumes Sold (GWh)
Residential	4,200	3,997	3,961
Commercial	3,404	3,244	3,050
Industrial	1,882	1,863	1,870
Other	1,810	1,930	2,284

Total continuing electric operations	11,296	11,034	11,165
Total discontinued electric operations	550	2,304	2,311

Total	11,846	13,338	13,476

	2007	2006	2005

Customers at Year End
Residential	351,230	347,352	341,589
Commercial	46,380	46,486	46,029
Industrial	331	336	372
Other	2,863	2,655	3,416

Total continuing electric operations	400,804	396,829	391,406
Total discontinued electric operations	—	68,972	68,920

Total	400,804	465,801	460,326

Continuing Operations Statistics—
Average annual volume per residential customer (kWh)	11,958	11,508	11,597
Average annual sales per residential customer	$1,056	$946	$889
Average residential sales per kWh (cents)	8.83	8.22	7.67
Units of Fuel Used in Generation
Coal—thousand tons	3,673	3,607	3,569
Natural gas—Mmcf	4,362	3,548	2,120
Average Cost of Fuel
Coal—per ton	$31.03	$29.91	$24.97
Natural gas—per Mcf	6.21	11.55	9.85

Gas Utilities

        At December 31, 2007, Gas Utilities owned the gas transmission and distribution lines shown below:

Line Type—In Miles

Intrastate gas transmission pipelines	604
Gas distribution mains and service lines	11,364

        The following table summarizes regulated sales, volumes and customers for our Gas Utilities business:

	2007	2006	2005

Sales (in millions)
Residential	$409.1	$381.5	$400.7
Commercial	150.2	144.6	156.7
Industrial	26.6	26.6	27.3
Transportation and other	20.2	28.7	21.6

Total continuing gas operations	606.1	581.4	606.3
Total discontinued gas operations	3.4	294.6	614.2

Total	$609.5	$876.0	$1,220.5

Volumes Sold (Mmcf)
Residential	36,004	31,497	34,922
Commercial	15,227	13,640	14,886
Industrial	3,679	3,814	3,399
Transportation and other	48,252	47,238	42,580

Total continuing gas operations	103,162	96,189	95,787
Total discontinued gas operations	—	52,659	123,136

Total	103,162	148,848	218,923

	2007	2006	2005

Customers at Year End
Residential	468,410	464,825	456,592
Commercial	43,183	42,825	43,213
Industrial	1,596	1,529	1,699
Transportation and other	6,435	6,581	7,039

Total continuing gas operations	519,624	515,760	508,543
Total discontinued gas operations	—	—	414,556

Total	519,624	515,760	923,099

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

        Our regulated businesses produce, purchase and distribute power in two states and purchase and distribute natural gas in four states. All of our Gas Utilities have purchased gas adjustment (PGA) provisions that allow them to pass the prudently-incurred cost of gas through to the customer. To the extent that gas prices are higher or lower than amounts in our current billing rates, adjustments are made on a periodic basis to "true-up" billed amounts to match the actual cost we incurred. These adjustments are subject to periodic prudence reviews by the state utility commissions. The Kansas and Nebraska Commissions also allow us to recover the gas cost portion of uncollectible accounts through the PGA. The Kansas Commission has also established a weather normalization tariff which provides a pass-through mechanism for weather margin variability from the level used to establish base rates to be paid by the customer.

        In our continuing regulated electric business in 2007, we generated approximately 52% of the power that we sold and we purchased the remaining 48% through long-term contracts or in the open market. The regulatory provisions for recovering power costs vary by state. In Colorado, we have an Energy Cost Adjustment (ECA) clause which serves a purpose similar to the PGAs for our gas utilities. To the extent that our fuel and purchased power energy costs are higher or lower than the energy cost built into our tariffs, the difference is passed through to the customer. In Missouri, we also have the ability to adjust the rates we charge for electric service to offset 95% of the increases or decreases in prices we pay for purchased power and natural gas, coal or other fuel we use in generating electricity (i.e., a fuel adjustment mechanism).

        In 2003, the Kansas Commission issued orders in connection with its investigation into the affiliated transactions between our regulated utilities and our other businesses that require us to obtain the approval of the Kansas Commission before taking the following actions: (i) pledge for the benefit of our lenders any regulated utility assets presently devoted to serving Kansas retail customers; (ii) incur any new or modify any existing indebtedness other than routine, short-term borrowings incurred in the ordinary course of business for working capital needs; (iii) pay any dividends; or (iv) enter into contracts that alienate, convey or create an interest in our assets (e.g., through issuing stock or debt or arranging other securitization), or relate to products or services not required for the provision of continuing utility operations.

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

  (2)
  The Missouri electric settlement terminated the interim energy charge established in our 2003 rate case filing and required a $1.0 million refund to our St. Joseph Light & Power customers as part of the termination. The settlement also established the value of our South Harper peaking facility at approximately $140 million, resulting in an additional $4.4 million impairment of the plant's turbines. See Note 5 to the Consolidated Financial Statements for further discussion. The settlement was approved by the Missouri Commission in February 2006, and the new rates became effective on March 1, 2006. In addition, in February 2006, we settled the Missouri steam rate case for a $4.5 million rate increase. This settlement includes a provision for sharing 80% of fuel cost variability from the established base fuel rates. It was approved by the Missouri Commission in February 2006 and the new rates became effective on March 6, 2006.

  (3)
  In July 2006, we filed for a $94.5 million rate increase, or 22.0%, in our Missouri Public Service territory and a $24.4 million increase, or 22.1%, in our St. Joseph Light & Power territory. These increases were requested to recover increases in the cost of fuel and purchased power capacity, including the estimated revenue requirement for the previously planned acquisition of the Aries plant, and increased operating costs. The amount of the request was based, among other things, on a return on equity of 11.5% and an adjusted equity ratio of 47.5%. In addition, we requested the implementation of a fuel adjustment clause.

  In April 2007, Aquila, the Missouri Commission staff, and various intervenors entered into a stipulation and agreement that settled several issues raised in the rate cases. Among other things, the stipulation and agreement (i) established a $918.5 million rate base for the Missouri Public Service operations and a $186.8 million rate base for the St. Joseph Light & Power operations; and (ii) authorized the inclusion in base rates of $156.4 million and $38.2 million of fuel and purchased power costs for the Missouri Public Service and St. Joseph Light & Power operations, respectively. On April 12, 2007, the Missouri Commission approved the stipulation and agreement. We received a final order from the Missouri Commission, effective May 31, 2007. The final order increased base rates $58.8 million, or 11.9%, based on a return on equity of 10.25% and authorized a fuel adjustment recovery mechanism with a 95% sharing of costs with our customers.

  (4)
  In November 2006, we filed for a $7.2 million rate increase for our Kansas natural gas service territory. Also included in the filing was a redesign of the rate structure to shift most fixed-cost of service recovery from the usage-based delivery charge to customer and demand charge. On April 20, 2007, Aquila, the Kansas Commission staff, and various intervenors entered into a stipulation and agreement that resulted in a "black box" settlement of $5.1 million, with a residential customer charge of $16 per month that will recover approximately 65% of the margin in the customer charge. The Kansas Commission approved the settlement and new rates in May 2007, with implementation beginning June 1, 2007.

  (5)
  On July 24, 2007, the Nebraska Commission granted a $9.2 million increase in annual revenues. We appealed to the District Court Lancaster County, Nebraska on limited issues worth $4.0 million. Oral arguments were heard in November 2007, and we are awaiting the district court's decision. We are currently collecting interim rates at the $13.2 million level subject to refund. If interim rates are higher than the final rates approved, the difference plus interest will be refunded or credited to customers.

Federal Regulation

        With Order 2000, FERC encouraged investor-owned utilities to join an RTO approved by the FERC. RTO characteristics include independence, scope and configuration, operational authority, and short-term reliability. An RTO has the responsibility to provide tariff administration, regional planning, and scheduling functions, as well as monitor and coordinate the regional grid. We have FERC jurisdictional transmission facilities in Colorado and Missouri.

        In Colorado, our only RTO option (WestConnect) has not yet been approved by the FERC. The members of that RTO include utilities in Arizona, New Mexico, Nevada and Colorado. We will continue to monitor the status of WestConnect.

        In Missouri, in 2001 we submitted an application to the FERC and to the Missouri Commission to join MISO. At that time, MISO was the only FERC-approved RTO in the Midwest. The FERC application was approved, but the application to the Missouri Commission was dismissed in 2002 when the MISO footprint was modified and AmerenUE was no longer a participant. We were relying upon AmerenUE interconnections to provide electric connectivity from our transmission system to the MISO footprint. Upon further evolution of the MISO footprint, in 2003 we submitted another application to the Missouri Commission to join and transfer operational control to MISO. In response to that application, the Missouri Commission asked for additional cost-benefit information from us and MISO, and dismissed the application pending completion of the additional cost-benefit studies.

        During 2006, two Missouri electric utilities, KCPL and Empire District Electric, were granted approval by the Missouri Commission to become members of the Southwest Power Pool (SPP). In 2007, we completed a cost/benefit study that identified benefits to joining MISO or SPP as compared to joining neither. We subsequently filed an application with the Missouri Commission requesting authority to join MISO. That application is currently pending. AmerenUE filed an application with the Missouri Commission last year requesting authority to remain a member of MISO and that application is also pending. We do not expect a significant impact to our financial statements upon participation in an RTO.

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

316(b) Fish Impingement Requirements

        In July 2004, the EPA issued new rules requiring power plants with cooling water intake structures to undertake studies and implement technologies to minimize fish kills resulting from water withdrawal. We own two plants that are affected by these rules. We completed the required studies. Due to a recent court decision, these rules were remanded back to the EPA for revision. At this time, we do not know what the revised rules will require or what impact they might have on our compliance options.

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

Multi-pollutant regulations

        Approximately 53% of our Electric Utilities generating capacity is coal-fired. The EPA has issued the Clean Air Interstate Rule (CAIR) and the Clean Air Mercury Rule (CAMR) regulations with respect to SO2, NOx and mercury emissions from certain power plants which burn fossil fuels. These new rules would require significant reductions in these emissions from our power plants, especially coal-fired plants, in phases beginning as early as 2009. Missouri regulations implementing CAIR and CAMR have been finalized and approved by EPA with allowances allocated to Aquila. For compliance with the SO2 reduction requirements, we plan to continue purchasing allowances. To comply with NOx reductions, we are installing Selective Catalyzed Reduction (SCR) on Sibley #3 with an expected completion date of December 31, 2008. Selective Non-Catalytic Reduction (SNCR) controls are also being placed on Sibley units 1 & 2 in 2008. A mercury monitor has been purchased and installed at Sibley, which will help determine if additional controls are needed for mercury removal to comply with CAMR. CAIR and CAMR rules are being challenged in the courts and we are monitoring these cases to determine how our requirements may change.

        Federal multi-pollutant legislation is also being considered that would require reductions similar to the EPA rules and some that could add greenhouse gas emission requirements.

New Source Review

        The EPA has been conducting enforcement initiatives nationwide to determine whether certain activities conducted at electric generating facilities are subject to the EPA's New Source Review requirements under the Clean Air Act. The EPA is interpreting the Clean Air Act to require coal-fired power plants to update emission controls at the time of major maintenance or capital activity. Several utility companies have entered into settlement agreements with the EPA that resulted in fines and commitments to install the best available pollution controls at facilities alleged to have violated New Source Review requirements. We review these cases and settlements to determine if the changes in requirements would have a material impact on our operations.

        In January 2004, Westar received a notification from the EPA that it had violated New Source Review requirements and Kansas environmental regulations by making modifications to the Jeffrey Energy Center without obtaining the proper permits. The Jeffrey Energy Center is a large coal-fired power plant located in Kansas that is 92% owned by Westar and operated exclusively by Westar. We have an 8% interest in the Jeffrey Energy Center and are generally responsible for this portion of its operating costs and capital expenditures. At this time, no settlement has been reached with the EPA; however, it is possible that Westar could be subject to an enforcement action by the EPA and be required to make significant capital expenditures to install additional pollution controls at the Jeffrey Energy Center. Irrespective of the NSR case, the recent high cost of SO2 allowances may make it economical to install SO2 technology. Westar is upgrading its environmental controls on Jeffrey with completion scheduled in the spring of 2009.

        On January 31, 2006, KCPL was issued an air permit for Iatan 2 that included additional air pollution control equipment for Iatan 1. As an 18% owner of Iatan 1, we are responsible for 18% of the costs of the additional air pollution control equipment for Iatan 1. Construction of the Iatan 1 additional air pollution control equipment is expected to be completed in 2008.

        Our capital expenditure forecasts include $144.7 million over the next three years for these types of environmental improvements. These estimates are subject to change based upon the timing and extent of the upgrades.

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

        In 2007, we had a team perform a comprehensive review of all our greenhouse gas impacts. Our February 2007 integrated resource plan for Missouri incorporates the current proposed federal legislation for a "cap and trade" program for CO2 emissions, similar to that in place for SO2 emissions, on our future generation mix. We will continue to review greenhouse gas impacts as legislation or regulation develops.

Solid Waste

        Various materials used at our facilities are subject to disposal regulations. Our coal facilities generate ash that is sent to a permitted landfill or is utilized either in roofing material, road construction or as flowable fill. The useful life of the permitted landfill at our Sibley location has expired and we are currently in the process of permitting a new expansion of the landfill and expect to incur approximately $.5 million of capital expenditure in 2008 to open the new landfill.

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

        As of December 31, 2007, we estimate probable costs of future investigation and remediation on our identified MGP sites, PCB sites and retained liabilities to be $3.6 million. This estimate was based upon our review of the potential costs associated with conducting investigative and remedial actions at our identified sites, as well as the likelihood of whether such actions will be necessary. There are also additional costs that we consider to be less likely but still "reasonably possible" to be incurred at these sites. Based upon the results of studies at these sites and our knowledge and review of potential remedial actions, it is reasonably possible that these additional costs could exceed our estimate by approximately $5.1 million. This estimate could change materially after further investigation. It could also be affected by the actions of environmental agencies and the financial viability of other responsible parties.

        We have received rate orders that enable us to recover environmental cleanup costs in certain jurisdictions. In other jurisdictions, there are regulatory precedents for recovery of these costs. We are also pursuing recovery from insurance carriers and other potentially responsible parties.

II.   Merchant Services

        Merchant Services consists principally of our interest in the Crossroads plant and our remaining wholesale energy trading portfolio. The Crossroads plant does not have dedicated customers and is designed to operate only during periods of peak demand. The table below shows information about the Crossroads plant as of December 31, 2007:

Plant & Location	Location	Type of Investment	MW	Heat Rate	Date in Service

Crossroads Energy Center	Mississippi	Contractually Controlled	304	11.9	September 2002

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

Competition

        Our Crossroads plant competes with non-regulated generators, regulated utilities, and other energy service companies. There is strong price competition in the wholesale energy market and our marginal cost of producing power often exceeds market prices. Our Crossroads plant, which is a peaking plant, is generally dependent on volatility in the wholesale energy market created by other plant outages and transmission constraints. Those events, if they occur, can create short-term opportunities for the Crossroads plant to produce and sell power at favorable prices. Although we continue to work in the marketplace to mitigate our costs, if such events do not occur, or the spread between the cost of gas and the price of power does not increase, we will incur losses related to this plant, including continued operating and maintenance costs.

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

Item 1A.    Risk Factors

Operating Risks

We may continue to incur losses in our Merchant Services business.

        We may incur a material impairment charge if we decide to sell our interest in Crossroads power plant or liquidate our remaining wholesale energy trading contracts in an inefficient or untimely manner. In addition, we expect to continue to incur operating losses from our remaining Merchant Services business.

Our non-investment grade credit ratings have an adverse effect on our liquidity and borrowing costs.

        Our long-term senior unsecured debt is presently rated "Ba3" (Ratings Under Review for Possible Upgrade) by Moody's, and "B+" (Credit Watch Positive) by S&P. Our non-investment grade ratings have increased our borrowing costs. These increases in our borrowing costs are not recoverable in our utility rates. In addition, our non-investment grade ratings generally require us to prepay our commodity purchases or post collateral to obtain trade credit. As of December 31, 2007, we had posted $229.6 million of collateral (in the form of cash or letters of credit) with counterparties.

Our ability to refinance debt or raise new capital could be restricted by the terms of our finance agreements and our regulatory orders.

        The terms of our credit facilities and regulatory orders limit the amount of additional indebtedness that we can incur. For example, our ability to incur indebtedness is restricted unless the additional indebtedness satisfies certain conditions (including use of proceeds restrictions), and prior to issuing long-term debt securities we must obtain the approval of the FERC and certain state commissions. Even if we were to repay our credit facilities, we would still be required to seek regulatory approvals to issue long-term debt. Thus, our ability to raise capital quickly (if at all) on favorable market terms could be limited.

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

        As further discussed in Note 18 to the Consolidated Financial Statements, Cass County is seeking to require us to remove the South Harper power peaking facility. In May 2006, the Missouri Commission issued an order specifically authorizing our construction and operation of the power plant and substation. In June 2006, the trial court further stayed its injunction and authorized us to operate the plant and substation while Cass County appealed the Missouri Commission's order. Cass County filed an appeal with the Circuit Court of Cass County, challenging the lawfulness and reasonableness of the Missouri Commission's order. In October 2006, the Circuit Court ruled that the Missouri Commission's order was unlawful and unreasonable. The Missouri Commission and Aquila appealed the court's decision, and in May 2007, oral arguments were heard by the Missouri Court of Appeals for the Western District of Missouri. We expect a decision from the appellate court in the first half of 2008. If we exhaust all of our legal options and are ordered to remove the plant and substation, we estimate the cost to dismantle these facilities to be up to $20 million. We estimate the incremental cost of relocating and reconstructing the plant and substation on a site that is being developed to meet future generation needs to be approximately $75 million based on recent engineering studies. Additional costs may be incurred to store the equipment before relocating it, and to secure replacement power until the plant and substation can be reconstructed. We cannot reasonably estimate with certainty the total amount of these and other incremental costs that could be incurred, or the potential impairment of the carrying value of our investment in the plant we could suffer to the extent the ultimate costs incurred exceed the amount allowed for recovery in rates.

Risks Relating to the Merger

The Merger may not be completed, which could adversely affect our business operations.

        We will not be able to complete the Merger until we obtain regulatory approvals from the Missouri and the Kansas utility commissions. If these approvals are not received, or they are not received on terms that satisfy the conditions in the transaction agreements, then the parties will not be obligated to complete the transactions. In addition, the Merger is subject to other customary conditions. For example, the transactions may not be completed if either the operations being sold to Black Hills or our remaining businesses suffer a material adverse effect. Furthermore, the Merger and the asset sales are contingent upon the closing of the other transaction, meaning that one transaction will not close unless the other transaction closes.

We are subject to business uncertainties and contractual restrictions while the Merger is pending that could adversely affect our business.

        Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on us, regardless of whether it is completed. Although we have taken steps designed to reduce any adverse effects, these uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed or is terminated, and for a period of time thereafter, and could cause customers, suppliers and others that deal with us to seek to change existing business relationships with the parties.

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

We will incur significant costs in connection with the Merger.

        We expect to incur significant costs (primarily investment banking, legal and employee retention costs) in connection with the Merger, regardless of whether it is completed. We will expense these costs as they are incurred. We incurred approximately $2.3 million and $16.6 million of costs (primarily investment banking and legal costs) related to the Merger in 2006 and 2007, respectively. On January 31, 2008, we paid $8.8 million to numerous non-executive employees pursuant to agreements entered into last year to mitigate employee attrition prior to the closing of the Merger. We cannot at this time estimate the total costs to be incurred by the Company prior to consummation of the Merger.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate offices are located in 225,000 square feet of owned office space in Kansas City, Missouri. We also occupy other owned and leased office space for various operating offices. In addition, we lease or own various real property and facilities relating to our electricity generation assets.

        Our principal owned and leased assets, and the location of those assets, are generally described in Item 1 under "Electric and Gas Utilities" and "Merchant Services." The utility assets of our Missouri Public Service and our St. Joseph Light & Power operations in Missouri have been pledged as collateral for certain of our long-term debt obligations. See Note 11 for more information.

Item 3.    Legal Proceedings

        See Note 18 to the Consolidated Financial Statements.

Item 4.    Submission of Matters to a Vote of Security Holders

        The following matters were, at a special meeting of stockholders held on October 9, 2007, submitted to a vote of security holders in the fourth quarter of 2007:

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

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock (par $1) is listed on the NYSE under the symbol ILA. At February 22, 2008, we had approximately 23,900 common shareholders of record. Information relating to market prices of common stock on the NYSE and cash dividends on common stock is set forth below. On February 22, 2008, the reported last sale price of the common stock on the NYSE was $3.30 per share.

Market Price Per Share

	High	Low	Cash Dividends

2007 Quarters
Fourth	$4.19	$3.68	—
Third	4.16	3.45	—
Second	4.39	4.00	—
First	4.81	3.94	—
2006 Quarters
Fourth	$4.85	$4.29	—
Third	4.77	4.12	—
Second	4.50	3.91	—
First	4.06	3.45	—

        The graph below compares the cumulative total shareholder return on our common stock for the last five fiscal years with the cumulative total return of the S&P 500 Index, an index of utility companies in our peer group and the Edison Electric Institute Combination Gas and Electric Utility Index.

        The graph assumes that the value of the investment in our stock and each index was $100 on December 31, 2002, and that all dividends were reinvested.

(1)
Aquila's peer group includes AGL Resources Inc., Alliant Energy Corporation, Ameren Corporation, CenterPoint Energy, Inc., Cleco Corporation, CMS Energy Corporation, El Paso Electric Company, Great Plains Energy Incorporated, IDACORP, Inc., NiSource Inc., PNM Resources, Inc., SCANA Corporation, Southern Union Company, and Westar Energy, Inc. Data provided by Zacks Investment Research.

(2)
The EEI Index consists of 64 domestic electric and gas utility companies, including Aquila.

Item 6.    Selected Financial Data

In millions, except per share amounts	2007		2006		2005		2004		2003

Sales	$1,466.6		$1,369.6		$1,314.1		$971.0		$983.1
Gross profit	565.7		488.0		450.4		249.8		303.6
Loss from continuing operations	(18.1)	(a)	(282.0)	(b)	(158.0)	(c)	(348.3)	(d)	(356.5)	(e)
Basic and diluted loss per common share—
Continuing operations	(.05)		(.75)		(.40)		(1.35)		(1.83)
Cash dividends per common share	—		—		—		—		—
Total assets	2,993.6		3,472.4		4,630.7		4,777.3		7,719.1
Short-term debt	25.0		—		12.0		—		—
Long-term debt (including current maturities)	1,037.8		1,405.6		1,979.5		2,366.4		2,706.0
Common shareholders' equity	1,355.7		1,306.1		1,309.9		1,130.5		1,359.3

        The following notes reflect the pretax effect of items affecting the comparability of the Selected Financial Data above:

        (a)   Included in loss from continuing operations for the year ended December 31, 2007 is a $1.3 million loss on the early retirement of debt and $24.5 million of merger-related expenses in 2007.

        (b)   Included in loss from continuing operations for the year ended December 31, 2006 is a $218.0 million loss on the exit of the Elwood tolling contract in June 2006 and $28.2 million of losses on early retirement of debt in 2006.

        (c)   Included in loss from continuing operations for the year ended December 31, 2005 is a $82.3 million loss on the early termination of the PIES; offset in part by $31.3 million of net gains primarily related to the termination of our power sales contract and assignment of our rights under the Batesville tolling contract and the sale of our interests in the IntercontinentalExchange, Inc. (ICE) and the Red Lake gas storage development project.

        (d)   Included in loss from continuing operations for the year ended December 31, 2004 is a $46.6 million loss on the transfer of our interest in the Aries power project and termination of our 20-year tolling agreement with that project, a $156.2 million loss on the termination of four long-term gas contracts, $63.9 million of losses related to derivatives cancelled and replacement gas purchased for these four contracts, and $19.5 million of other impairment charges; offset in part by $34.0 million of gains including the sale of our interests in 12 equity method independent power plants, the sale of a power development project in the United Kingdom and a distribution from our interest in a power partnership that sold its cogeneration facility.

        (e)   Included in loss from continuing operations for the year ended December 31, 2003 are (i) a $105.5 million termination payment regarding our 20-year tolling agreement for the Acadia power plant; (ii) an $87.9 million impairment charge on our equity method investments in 12 independent power plants; and (iii) $26.1 million of restructuring charges from exiting interest rate swaps related to our Raccoon Creek and Goose Creek construction financing arrangements and additional severance and retention payments related to the wind-down of our trading operations.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        See Forward-Looking Information beginning on page 53 and Risk Factors beginning on page 18.

Strategic and Financial Repositioning Overview

Pending Merger

        We have entered into a merger agreement with Great Plains Energy, which is discussed in Note 19 to the Consolidated Financial Statements.

Operating Strategy

        Our remaining repositioning initiatives are focused on improving operational results of our integrated electric and gas utility operations and strengthening our credit profile in order to efficiently execute our utility growth strategy. We will continue to focus on building and maintaining the generation, transmission and distribution infrastructure necessary to provide our utility customers with safe and reliable service, while increasing the returns on invested capital in jurisdictions that lag behind those of our peers. We will also focus on improving our returns through future rate activities and process improvements.

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

Historical Review of Repositioning Efforts

        In 2002, we announced a change in our strategic direction. Our revised strategy featured a concentrated focus on our utility operations, which preceded our diversification into merchant and international arenas in the 1990s. As part of this repositioning, we have sold or wound-down a number of operations to generate cash, reduce debt, and eliminate other long-term obligations. Significant repositioning efforts include:

  •
  Substantially completed the wind-down of our Merchant Services trading portfolio;

  •
  Sold our Merchant Services assets and terminated our merchant obligations, such as tolling obligations and long-term natural gas supply contracts;

  •
  Sold our investments in Quanta Services, Inc. and our telecommunications business, Everest Connections;

  •
  Sold our foreign investments, including regulated utility operations in Australia, Canada, New Zealand and the United Kingdom; and

  •
  Sold our regulated gas utility operations in Michigan, Minnesota and Missouri and our regulated Kansas electric operations.

        Proceeds from these transactions were used to pay down debt, eliminate other long-term obligations, fund restructuring charges and support our continuing operations. Our total long-term and short-term debt has been reduced from $3.6 billion at September 30, 2002 to $1.1 billion at December 31, 2007.

        As a result of these repositioning efforts, we have reduced our total staffing from 5,989 at the end of 2001 to 2,213 at the end of 2007, through the sale of operations, attrition and involuntary separations.

        We have also sought to improve the earnings of our core remaining utility states through rate relief totaling $196 million, including $141 million in our Missouri electric operations, since 2002.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Requirements

        The most significant activity impacting working capital is the purchase of natural gas for our gas utility customers. We could experience significant working capital requirements during peak months of the winter heating season due to higher natural gas consumption, during potential periods of high natural gas prices and due to our current requirement to prepay certain gas commodity suppliers and pipeline transportation companies. Under a stressed weather and commodity price environment, such as the spike in commodity prices in late 2005 following an active hurricane season, we estimate our working capital needs for our utility operations could increase up to $200 million over base requirements. We anticipate using the combination of revolving credit and letter of credit facilities listed below and cash on hand to meet our peak winter working capital requirements.

Credit Facility	Expiration	Maximum Capacity	Borrowings or Letters of Credit Issued at December 31, 2007

		In millions
Four-Year Secured Revolving Credit Facility	April 22, 2009 (1)	$150.0	$25.0
Five-Year Unsecured Revolving Credit Facility	September 19, 2009	110.0	—
$180 Million Unsecured Revolving Credit and Letter of Credit Facility	April 13, 2010 (1)	180.0	146.4
$50 Million Unsecured Revolving Credit and Letter of Credit Facility	December 17, 2008	50.0	41.1

  (1)
  Borrowings under these facilities must be repaid within 364 days unless we obtain regulatory approval to incur long-term indebtedness under these facilities.

Cash Flows

        Our Statement of Cash Flows for the three years ended December 31, 2007 includes the cash flows related to our discontinued operations. Included in our cash provided from operating activities in 2007 is approximately $12.1 million of cash flows associated with our discontinued operations. Our cash from investing activities in 2007 includes $289 million of cash received on the sale of our assets offset by $15.2 million of additions to utility plant.

        The disposition of our discontinued operations and the use of the proceeds from these sales to retire outstanding long-term debt and other obligations has reduced our financing costs and working capital requirements and has strengthened our liquidity position.

Cash Flows from Operating Activities

        Our positive 2007 operating cash flows were the result of $105.0 million in pretax, pre-depreciation earnings from continuing and discontinued operations and $66.7 million related to the return of funds on deposit due to the continued wind-down of our merchant trading portfolio and the change in our utility derivative positions.

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

        The 14.875% interest rate we pay on $500 million of our long-term debt has substantially increased our interest costs and will continue to negatively impact our operating cash flows. It will be important for us to substantially improve our operating cash flows to cover these interest costs as well as to fund our capital investment plan. We are attempting to do this by improving the efficiency of our remaining businesses, increasing sales through utility rates and completing the wind-down of our Merchant Services business.

Cash Flows from Investing Activities

        The decrease in cash provided from investing activities in 2007 from 2006 was primarily the result of lower cash proceeds received on the sale of assets. In addition, utility capital expenditures increased compared to 2006 primarily due to the construction of the Iatan 2 facility and environmental upgrades.

        The increase in cash provided from investing activities in 2006 from 2005 is primarily the result of cash proceeds received in 2006 on the sale of our Michigan, Minnesota and Missouri gas operations, our Illinois peaking plants and Everest Connections.

Cash Flows from Financing Activities

        Cash used for financing activities decreased in 2007 compared to 2006 primarily as the result of a lower level of long-term debt retirements.

        Cash used for financing activities increased in 2006 compared to 2005 primarily as the result of our $350 million debt tender offer in June 2006 and the prepayment of our $220 million unsecured term loan in 2006.

Current Credit Ratings

        Credit ratings impact our ability to obtain short- and long-term financing, the cost of such financing and vendor payment terms, including collateral and prepayment requirements. Our financial flexibility is limited because of restrictive covenants and other terms that are typically imposed on non-investment grade borrowers. As of December 31, 2007, our senior unsecured long-term debt ratings, as assessed by the three major credit rating agencies, were as follows:

Agency	Rating	Commentary

Moody's	Ba3	Ratings Under Review for Possible Upgrade
S&P	B+	Credit Watch Positive
Fitch	BB-	Ratings Watch Positive

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

        Any rating below BBB-, for S&P and Fitch, or Baa3, for Moody's, is considered to be non-investment grade and indicates that the security is speculative in nature. A BB rating, for S&P and Fitch, or a Ba rating, for Moody's, indicates that the issuer currently has the capacity to meet its financial commitment on the obligation; however, it faces major ongoing uncertainties or exposure to adverse business, financial or economic conditions, which could lead to the obligor's inadequate capacity to meet its financial commitment on the obligation. An obligation rated B is more vulnerable to nonpayment than obligations rated BB or Ba, but the obligor currently has capacity to meet its financial commitment on the obligation. Adverse business, financial, or economic conditions will likely impair the obligor's capacity or willingness to meet its financial commitment on the obligation. The plus and minus symbols for S&P and Fitch and the "1,2,3" modifiers, for Moody's, show relative standing within the major categories, 1 being the highest, or best, modifier in terms of credit quality.

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

Collateral Positions

        As of December 31, 2007, we had posted cash collateral for the following:

In millions

Trading positions	$3.2
Utility cash collateral requirements	37.3
Other	.8

Total Funds on Deposit	$41.3

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

Contractual Obligations

        Our contractual cash obligations include principal maturities and interest on long-term debt, minimum payments on operating leases and regulated power, gas and coal purchase contracts, as well as merchant gas transportation obligations. See Notes 10, 11 and 18 to the Consolidated Financial Statements for further discussion of these obligations.

        The amounts of contractual cash obligations maturing in each of the next five years and thereafter are shown below:

In millions	2008	2009	2010	2011	2012	Thereafter	Total

Short-term and long-term debt obligations	$27.4	$70.8	$1.1	$335.5	$501.2	$126.8	$1,062.8
Interest on long-term debt (a)	118.6	117.8	113.1	92.1	46.8	77.6	566.0
Lease and other obligations	12.3	9.6	7.7	6.5	5.3	13.0	54.4
Merchant gas transportation obligations	5.5	5.5	5.5	5.0	2.5	10.8	34.8
Non-qualified pension and other post-retirement benefits (b)	5.8	6.3	6.7	6.8	6.6	29.5	61.7
Unrecognized tax benefits (c)	7.7	1.8	—	—	—	—	9.5
Regulated purchase obligations	274.7	235.2	233.3	184.3	98.9	247.4	1,273.8

Total	$452.0	$447.0	$367.4	$630.2	$661.3	$505.1	$3,063.0

  (a)
  Interest on long-term debt is estimated based on scheduled maturity dates of debt outstanding at December 31, 2007 and does not reflect possible reductions due to improved credit ratings. Variable rate interest obligations are estimated based on rates as of December 31, 2007.

  (b)
  Includes total estimated contributions for non-qualified pension benefits and other post-retirement benefits as described in Note 16 to Consolidated Financial Statements.

  (c)
  Represents the estimated interest payable to the IRS upon final settlement of uncertain tax positions. See Note 15 to Consolidated Financial Statements for further discussion.

Regulated business purchase obligations

        In 2007, our electric utility operations generated 52% of the power delivered to their customers. Our electric utility operations purchase coal and natural gas, including transportation capacity, under long-term contracts with the longest extending through 2020. We also purchase power and gas to meet customer needs under short-term and long-term purchase contracts.

Pending Merger

        If the Merger is completed, we will incur and expense significant costs, primarily consisting of investment banking, legal, employee retention, change-in-control, and other severance costs. In 2006 and 2007, we incurred approximately $2.3 million and $16.6 million, respectively, of costs (primarily investment banking and legal costs) relating the Merger. We paid $6.2 million to our investment bankers upon announcement of the Merger in February 2007, and we paid $4.5 million to them in October 2007 upon receipt of shareholder approval. On January 31, 2008, we made payments totaling $8.8 million to numerous non-executive employees to help retain their services while approvals were being obtained for the Merger. See Note 19 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

        The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity that we do not consolidate is a party, under which we have (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets. As of

December 31, 2007, we have obligations under certain off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors. These are discussed below.

Capital Expenditures

        We estimate future cash requirements for capital expenditures for property, plant and equipment additions will be as follows:

	Actual	Estimated Future Cash Requirements

In millions	2007	2008	2009	2010

Electric Utilities	$234.7	$444.2	$372.5	$258.4
Gas Utilities	40.8	45.4	41.9	43.4
Corporate and Other	7.9	14.0	9.9	7.2

Total Continuing Operations	283.4	503.6	424.3	309.0
Discontinued Operations	15.2	—	—	—

Total capital expenditures	$298.6	$503.6	$424.3	$309.0

Iatan 2

        Our Missouri power supply plan indicates the need for base-load capacity after 2009. KCPL is constructing Iatan 2, an 850 MW coal-fired electric generating facility that will be adjacent to the Iatan 1 electric generation station located in Platte County, Missouri. Iatan 2 is planned for commercial operation in 2010. We have entered into an ownership agreement with KCPL and other utilities under which we acquired an 18% undivided interest in Iatan 2, which will be operated by KCPL. We have and will reimburse KCPL for our pro rata share of the construction, operating and maintenance costs and will be entitled to the energy from our pro rata share of Iatan 2's generating capacity. The capital requirements included in the table above for this participation based on information provided by KCPL, including AFUDC, are estimated as follows: 2008 - $116.1 million, 2009 - $83.9 million, and 2010 - $72.8 million.

        The construction environment for the Iatan 1 and Iatan 2 projects is challenging, particularly the tight market conditions for skilled labor and lengthening lead times for delivery of materials, resulting in upward cost pressure. KCPL is conducting a thorough assessment of the impact of the current environment on the projects' cost and completion schedule. The results of the assessment are expected to be available in the second quarter of 2008.

Environmental Capital Expenditures

        The EPA finalized several Clean Air Act regulations such as CAIR, BART and the CAMR regulations in 2005 that would affect our coal-fired power plants by requiring reductions in emissions of SO2, NOX and mercury. We completed engineering studies that evaluated costs and likely controls for compliance with CAIR, BART and CAMR. For our Missouri operations, we estimate that probable capital expenditures through 2010 will be approximately $144.7 million based on current engineering bids. Costs have been increasing due to a number of factors including higher material prices and a shortage of labor in the power sector. At this point we are not able to reasonably estimate if additional costs may be incurred.

Combustion Turbine Plant

        We filed an Integrated Resource Plan with the Missouri Commission in February 2007 that included the construction of a combustion turbine plant between 2008 and 2010. The capital expenditures table above includes approximately $186 million to complete this project. We are exploring transmission options for delivery of capacity and energy from the Crossroads plant in Mississippi to our utility customers in Missouri. If cost effective for our customers, we intend to add the Crossroads plant to our Missouri rate base in lieu of constructing the new combustion turbine plant. This would eliminate most if not all of the $186 million in capital expenditures that is in the current 2008-2010 forecast for the new combustion turbine project.

Regulatory Approvals Required for Financing

        We are required to obtain the prior approval of the FERC, Kansas Commission and Colorado Commission prior to issuing long-term debt or stock. We have not requested approvals to incur additional long-term debt.

        We are also required to obtain the prior approval of the FERC to issue short-term debt. We have obtained their approval to have outstanding from time to time up to $500 million of additional secured or unsecured short-term debt. Our FERC authority to issue short-term debt expires in April 2008, and on January 22, 2008, we filed an application with the FERC requesting authority to issue up to $500 million of short-term debt securities from time to time over the next two years. We must also obtain the prior approval of the Kansas Commission to issue short-term debt except as required to meet our working capital requirements.

        The use of our utility assets as collateral generally requires the prior approval of the FERC and the regulatory commission in the state in which the utility assets are located.

Restriction on Ability to Issue Common Stock

        Our certificate of incorporation authorizes us to issue up to 400 million shares of common stock, 20 million shares of Class A Common Stock and 10 million shares of preference stock. Of the 400 million shares of common stock authorized to be issued, 384 million shares have either been issued or reserved for issuance in connection with employee compensation plans. Accordingly, unless our certificate of incorporation is amended with the approval of our shareholders, our ability to raise capital through the sale of common stock is severely restricted.

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

        As further discussed in Note 6 to the Consolidated Financial Statements, we have reported the results of operations of the following assets in discontinued operations in the Consolidated Statements of Income: (i) our former Kansas electric utility operations and our former Michigan, Minnesota, and Missouri gas utility operations, (ii) our former peaking power plants in Illinois, and (iii) our former communications business, Everest Connections. Therefore, the operating results of these assets are discussed separately from the reporting segments to which they relate under the caption "Discontinued Operations."

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

	Year Ended December 31,
In millions, except per share amounts	2007	2006	2005

Earnings (Loss) Before Interest, Taxes, Depreciation and Amortization:
Electric Utilities	$195.5	$141.9	$147.7
Gas Utilities	65.0	44.2	33.6

Total Utilities	260.5	186.1	181.3

Merchant Services	(5.6)	(244.7)	(22.6)
Corporate and Other	(15.9)	(27.6)	(103.2)

Total EBITDA	239.0	(86.2)	55.5

Depreciation and amortization expense	108.3	103.9	106.4
Interest expense	142.8	159.2	150.2
Income tax expense (benefit)	6.0	(67.3)	(43.1)

Loss from continuing operations	(18.1)	(282.0)	(158.0)
Earnings (loss) from discontinued operations, net of tax	12.7	305.9	(72.0)

Net income (loss)	$(5.4)	$23.9	$(230.0)

Diluted earnings (loss) per share:
Continuing operations	$(.05)	$(.75)	$(.40)
Discontinued operations	.04	.81	(.20)

Net income (loss)	$(.01)	$.06	$(.60)

Key Factors Impacting Continuing Operating Results

        Our total EBITDA increased significantly in 2007 compared to 2006. Key factors affecting 2007 results were as follows:

  •
  Total Utilities EBITDA increased $74.4 million primarily due to rate increases in Missouri electric, Kansas gas and Nebraska gas operations, the implementation of a fuel adjustment clause in Missouri electric operations and increased usage due to favorable weather and customer growth.

  •
  The continued wind-down of our energy trading businesses in 2006, including a $218.0 million net loss on the exit of the Elwood tolling contract, was the primary cause of the $239.1 million decrease in losses before interest, taxes, depreciation and amortization from Merchant Services.

  •
  Corporate and other loss before interest, taxes, depreciation and amortization decreased $11.7 million in 2007 compared to 2006, primarily due to decreased losses on early retirement of debt offset in part by lower interest earned on invested cash and merger-related expenses.

Three-Year Review—Electric Utilities

        The table below summarizes the operations of our Missouri and Colorado Electric Utilities, which represent substantially all of our continuing electric operations:

	Year Ended December 31,
Dollars in millions	2007	2006	2005

Sales:
Electricity—regulated	$837.8	$767.9	$683.9
Other—non-regulated	.9	.7	.7

Total sales	838.7	768.6	684.6

Cost of sales:
Electricity—regulated	449.5	420.4	355.4
Other—non-regulated	.6	.4	.3

Total cost of sales	450.1	420.8	355.7

Gross profit	388.6	347.8	328.9

Operation and maintenance expense	183.1	183.2	166.3
Taxes other than income taxes	19.1	21.7	18.9
Other income (expense)	9.1	(1.0)	4.0

EBITDA	$195.5	$141.9	$147.7

Reconciliation of EBITDA to Income Before Income Taxes:
EBITDA	$195.5	$141.9	$147.7
Depreciation and amortization expense	72.3	70.5	64.0
Interest expense	58.8	49.4	50.5

Income before income taxes	$64.4	$22.0	$33.2

Electric sales and transmission volumes (GWh)	11,296	11,034	11,165
Electric customers	400,804	396,829	391,406

2007 versus 2006

Sales, Cost of Sales and Gross Profit

        Sales and cost of sales for the Electric Utilities business increased $70.1 million and $29.3 million, respectively, resulting in a gross profit increase of $40.8 million in 2007 compared to 2006. These changes were primarily due to the following factors:

  •
  Sales and gross profit increased by $36.1 million due to rate increases in Missouri that became effective in March 2006 and May 2007.

  •
  Favorable weather and higher usage per customer, as well as customer growth increased sales, cost of sales and gross profit by $19.5 million, $7.1 million and $12.4 million, respectively, in 2007.

  •
  Cost of sales increased and gross profit decreased by $24.8 million due to several factors. First, several of our wholly-owned and jointly-owned coal-fired, baseload plants experienced outages (both unplanned outages and extended planned outages) in 2007 that required us to purchase replacement power in the spot market, which increased costs by $4.9 million. In addition, a baseload purchased power contract was curtailed under a force majeure due to transmission constraints and a scheduled outage, thereby requiring additional power to be purchased in the spot market resulting in increased costs of sales of $4.9 million. Also contributing to the increased costs was higher generation cost of $3.3 million caused by higher coal and delivery costs as well as a greater percentage of generation from gas fired units. A combination of the above events, as well as other regional market conditions, generally resulted in higher purchased power prices in the spot market during 2007, which added $5.4 million to our cost of sales. Cost of sales also increased $6.3 million due to additional demand contracts executed to access additional supply for Missouri operations and a scheduled increase in a Colorado demand contract.

  •
  Gross profit increased $10.9 million compared to 2006 resulting from an increase in base energy recovery of $7.9 million and the implementation of a fuel adjustment clause in Missouri on June 1, 2007. We recorded a regulatory asset for unrecovered fuel cost of $18.1 million for 95% of our fuel and purchased power energy costs incurred that exceeded our base rate energy recovery since implementation that offset increased cost of sales but had no net effect on gross profit.

  •
  Sales and cost of sales decreased $12.2 million and $17.1 million, respectively, from lower sales for resale. Gross profit increased, however, by $4.9 million from 2006 to 2007.

Operation and Maintenance Expenses

        Operation and maintenance expenses consisted of the following:

	Year Ended December 31,
In millions	2007	2006	2005

Operating expenses of Colorado and Missouri electric	$183.1	$183.2	$155.3
Allocated expenses of Kansas electric	—	—	11.0

Total operating expenses	$183.1	$183.2	$166.3

Taxes Other Than Income Taxes Expense

        Taxes other than income taxes expense decreased $2.6 million in 2007 compared to 2006. The primary cause of this decrease was an unfavorable settlement of a property tax dispute in the second quarter of 2006 that did not recur in 2007.

Other Income (Expense)

        Other income increased $10.1 million primarily due to the receipt in 2007 of $3.2 million in breakup fees related to the unsuccessful attempt to purchase the Aries power plant for which we had been named the stalking horse bidder in an auction process run on behalf of creditors of Calpine Corporation. AFUDC primarily related to the construction of Iatan 2 of $5.0 million also contributed to the overall increase. AFUDC represents the cost of both debt and equity funds used to finance utility plant additions during the construction period. AFUDC is capitalized as a part of the cost of utility plant and is credited to other income.

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

Other Income (Expense)

        Other income decreased $5.0 million primarily due to decreased AFUDC associated with the construction of our South Harper peaking facility in 2005.

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

Earnings Trend

        Our Missouri electric assets comprise a majority of our utility assets, and the earnings generated by our Missouri operations account for a majority of our total utility earnings and revenue. We expect this trend to continue, and for our financial condition to become increasingly dependent on the revenue and earnings generated by our Missouri operations. We are making significant investments in our Missouri electric operations which will require us to file multiple rate cases between now and 2010. As we increase rates, we expect the earnings generated by our Missouri operations to improve.

Three Year Review—Gas Utilities

        The table below summarizes the operations of our Colorado, Iowa, Kansas and Nebraska Gas Utilities, which represent our continuing gas operations:

	Year Ended December 31,
Dollars in millions	2007	2006	2005

Sales:
Natural gas—regulated	$606.1	$581.4	$606.3
Other—non-regulated	30.2	29.2	24.8

Total sales	636.3	610.6	631.1

Cost of sales:
Natural gas—regulated	432.1	424.2	452.1
Other—non-regulated	16.0	18.3	14.7

Total cost of sales	448.1	442.5	466.8

Gross profit	188.2	168.1	164.3

Operation and maintenance expense	109.6	112.8	121.8
Taxes other than income taxes	11.9	10.4	10.3
Other income (expense)	(1.7)	(.7)	1.4

EBITDA	$65.0	$44.2	$33.6

Reconciliation of EBITDA to Income (Loss) Before Income Taxes:
EBITDA	$65.0	$44.2	$33.6
Depreciation and amortization expense	31.9	30.4	35.8
Interest expense	11.6	10.9	11.5

Income (loss) before income taxes	$21.5	$2.9	$(13.7)

Gas sales and transportation volumes (Mmcf)	103,162	96,189	95,787
Gas customers	519,624	515,760	508,543

2007 versus 2006

Sales, Cost of Sales and Gross Profit

        Sales and cost of sales for the Gas Utilities business increased $25.7 million and $5.6 million, respectively, for a gross profit increase of $20.1 million in 2007 compared to 2006. These changes were primarily due to the following factors:

  •
  Sales and gross profit increased by $9.0 million due to rate increases in Nebraska and Kansas.

  •
  Favorable weather and volume variances, net of weather hedges, increased sales, cost of sales and gross profit by $65.0 million, $58.7 million and $6.3 million, respectively.

  •
  Increased sales and cost of sales were partially offset by approximately $49.1 million due to a 9.3% decrease in natural gas prices in 2007 compared to 2006. However, because gas purchase costs for our gas utility operations are passed through to our customers, the change in gas prices did not have a corresponding impact on gross profit.

  •
  Sales and gross profit increased $2.3 million due to greater recoveries related to the Iowa Energy Efficiency program. Recoveries are directly offset by a charge to operation and maintenance expense and as a result, earnings before interest and taxes are not impacted by the program. This increase is offset by $1.7 million of transition services provided to the purchaser of our Michigan and Missouri gas utility assets in 2006 that did not recur in 2007.

  •
  Non-regulated gross profit increased $3.3 million primarily due to non-regulated gas sales and the sale of excess pipeline capacity.

Operation and Maintenance Expenses

        Operation and maintenance expenses consisted of the following:

	Year Ended December 31,
In millions	2007	2006	2005

Operating expenses of Colorado, Iowa, Kansas and Nebraska gas	$109.6	$112.8	$90.5
Allocated expenses of Michigan, Minnesota and Missouri gas	—	—	31.3

Total operating expenses	$109.6	$112.8	$121.8

        Operation and maintenance expense decreased $3.2 million in 2007 compared to 2006. The decrease was primarily due to lower bad debt and office expenses.

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

  •
  Sales and gross profit increased by $3.9 million due to an interim rate increase in Iowa effective in May 2005 on an interim basis and finalized in March 2006, and a rate increase in Kansas effective in June 2005, plus $1.3 million of additional margin from an increase in customers on increased sales and cost of sales of $8.7 million and $7.4 million, respectively.

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

Three-Year Review—Merchant Services

        Our Merchant Services business consists of our contractual interest in the Crossroads plant and our Aquila Merchant subsidiary, whose assets and liabilities are limited to its wholesale trading portfolio.

	Year Ended December 31,
In millions	2007	2006	2005

Sales	$(8.4)	$(9.7)	$(1.6)
Cost of sales	2.7	18.3	41.2

Gross loss	(11.1)	(28.0)	(42.8)

Operating expenses:
Operation and maintenance expense	.6	9.9	16.8
Taxes other than income taxes	(2.9)	(4.8)	(6.2)
Restructuring charges	—	—	6.6
Net loss (gain) on sale of assets and other charges	—	218.7	(31.3)

Total operating expenses	(2.3)	223.8	(14.1)

Other income:
Other income	3.2	7.1	6.1

Earnings (loss) before interest, taxes, depreciation and amortization	$(5.6)	$(244.7)	$(22.6)

Reconciliation of EBITDA to Loss Before Income Taxes:
EBITDA	$(5.6)	$(244.7)	$(22.6)
Depreciation and amortization expense	4.0	4.1	6.3
Interest expense	25.2	17.3	15.2

Loss before income taxes	$(34.8)	$(266.1)	$(44.1)

        Due to the application of Emerging Issues Task Force (EITF) No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities", we report our gains and losses from energy trading contracts on a net basis. To the extent losses exceeded gains, sales are shown as a negative number.

2007 versus 2006

Sales, Cost of Sales and Gross Loss

        Gross loss for our Merchant Services operations for 2007 was $11.1 million, primarily due to the following factors:

  •
  We incurred margin losses of $8.1 million resulting from the difference between revenue recognized on our two remaining long-term gas delivery contracts and the net cost of gas delivered under these contracts.

  •
  We also incurred a $3.0 million gross loss related to the settlement of various contracts and trade positions and other settlements due to the continued wind-down of our merchant operations.

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

Operation and Maintenance Expense, net

        Operation and maintenance expense decreased $9.3 million in 2007 from 2006 primarily due to a $15.8 million decrease in the provision for price reporting litigation offset by the 2006 reversal of $6.6 million of allowances for bad debts provided in prior years as our receivable balance declined with the roll-off of the legacy trading portfolio.

Net Loss on Sale of Assets and Other Charges

        In 2006, we recorded a pretax loss of $218.0 million on the assignment of our rights and obligations under the Elwood tolling agreement.

Other Income

        Other income decreased $3.9 million in 2007 compared to 2006 due to less interest income on funds on deposit.

2006 versus 2005

        The significant factors causing our $28.0 million gross loss for 2006 are described above.

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

Earnings Trend and Impact of Changing Business Environment

        The merchant energy sector has been negatively impacted by the increase in generation capacity that became operational in 2002 and 2003. We have assessed the realizability of our investment in the Crossroads plant and do not believe an impairment has occurred. We will continue to have operating and maintenance costs associated with this plant, whether it is being utilized to generate power or is idle. As of December 31, 2007, the carrying value of this plant was $112.2 million. We are exploring transmission options for delivery of capacity and energy from the Crossroads plant in Mississippi to our utility customers in Missouri. If cost effective for our customers, we intend to add the Crossroads plant to our Missouri rate base. Additionally, we continue to wind down and terminate our remaining trading positions with various counterparties. However, it will take a number of years to complete the wind-down. Because most of our remaining trading positions are hedged, we should experience limited fluctuation in earnings or losses other than the impacts from counterparty credit, the discounting or accretion of interest, and the termination or liquidation of additional trading contracts. As a result of the above factors, we do not expect Merchant Services to be profitable in the next two to three years.

Corporate Matters

Three-Year Review—Corporate and Other

        The table below summarizes EBITDA for Corporate and Other, which includes the retained costs of the Company that are not allocated to our operating businesses.

        We sold our former 97% owned subsidiary, Everest Connections, a communications provider, in June 2006. The results of Everest Connections have been reclassified as discontinued operations and are not included below (see Note 6 to the Consolidated Financial Statements).

	Year Ended December 31,
In millions	2007	2006	2005

Sales	$—	$.1	$—
Cost of sales	—	—	—

Gross profit	—	.1	—

Operating expenses:
Operation and maintenance expense	26.8	17.0	21.0
Taxes other than income taxes	.1	3.9	.1
Restructuring charges	1.5	5.7	—
Net loss on sale of assets and other charges	1.3	28.2	86.7

Total operating expenses	29.7	54.8	107.8

Other income:
Other income	13.8	27.1	4.6

Earnings (loss) before interest and taxes, depreciation and amortization	$(15.9)	$(27.6)	$(103.2)

Reconciliation of EBITDA to Loss Before Income Taxes:
EBITDA	$(15.9)	$(27.6)	$(103.2)
Depreciation and amortization expense	.1	(1.1)	.3
Interest expense	47.2	81.6	73.0

Loss before income taxes	$(63.2)	$(108.1)	$(176.5)

2007 versus 2006

Operation and Maintenance Expense

        Operation and maintenance expense increased $9.8 million primarily due to approximately $24.5 million of advisor fees, employee retention costs and legal costs related to the pending merger offset in part by costs associated with asset sales in 2006.

Taxes Other Than Income Taxes

        Taxes other than income taxes decreased $3.8 million in 2007 compared to 2006 as a result of a $3.1 million settlement of a withholding tax audit in 2006.

Restructuring Charges

        We recorded $1.5 million of one-time termination benefits in 2007 related to the departure of our Chief Operating Officer. In 2006, we accrued approximately $5.7 million of one-time termination benefits related to the plan to reduce executive management and central services costs in connection with the sale of our Kansas electric and Michigan, Minnesota and Missouri gas operations.

Net Loss on Sale of Assets and Other Charges

        In 2007, we recorded a pretax loss of $1.3 million related to the early retirement of $344 million of outstanding senior notes. In 2006, we recorded pretax losses of $28.2 million upon the completion of a cash tender offer that resulted in the early retirement of approximately $350 million of outstanding senior notes and the prepayment of our five-year term loan.

Other Income

        Other income decreased $13.3 million in 2007 compared to 2006 primarily due to $11.0 million of lower interest on invested cash and $9.9 million of interest on IRS refunds in 2006 offset in part by $3.6 million of net gains on the sale of excess land and office space in 2007 and a $2.2 million release of Canadian withholding tax reserves in 2007.

2006 versus 2005

Operation and Maintenance Expense

        Operation and maintenance expense decreased $4.0 million in 2006 as a result of lower legal fees related to litigation and a reduction in consulting fees and other costs associated with the process of selling certain of our Gas and Electric Utilities in 2005, offset in part by merger related costs in 2006 of $2.3 million, primarily legal and investment banking fees. See Note 19 to the Consolidated Financial Statements.

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

Interest Expense and Income Tax Benefit

        The table below summarizes our consolidated interest expense and income tax benefit:

	Year Ended December 31,
In millions	2007	2006	2005

Interest expense	$142.8	$152.2	$150.2

Income tax expense (benefit)	$6.0	$(67.3)	$(43.1)

2007 versus 2006

Interest Expense

        Interest expense decreased $16.4 million in 2007 compared to 2006 due to $29.7 million of interest savings on the retirement of $350 million of debt in 2006 and $368 million of debt in 2007 and $17.1 million of savings related to the prepayment of the five-year term loan in September 2006. These decreases were offset in part by $30.5 million of decreased allocations of interest to discontinued operations due to the completion of the sale of certain assets in 2006 and 2007.

Income Tax Expense (Benefit)

        Income tax expense (benefit) decreased $73.3 million in 2007 compared to 2006. The effective tax rate in 2007 was (48.8)% compared to 19.3% in 2006. The effective tax rate for 2007 differed from the combined statutory rate as a result of approximately $31.2 million of valuation allowance provided on deferred tax assets and $8.6 million of tax provisions resulting from Canadian tax audit adjustments received in the second quarter, offset in part by $26.9 million of reductions in unrecognized tax benefits. The effective tax rate for 2006 differed from the combined statutory rate as a result of $84.6 million of unrecognized tax benefits provided in 2006 in connection with the $218 million loss on the assignment of our obligations under the Elwood tolling agreement.

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

Discontinued Operations

        Operating results of discontinued operations are as follows:

	Year Ended December 31,
In millions	2007	2006	2005

Sales	$45.8	$516.4	$879.8
Cost of sales	23.4	343.3	608.0

Gross profit	22.4	173.1	271.8

Operating expenses:
Operation and maintenance expense	11.4	71.5	104.8
Taxes other than income taxes	1.9	10.8	7.3
Restructuring charges	—	2.0	—
Net loss (gain) on sale of assets and other charges	(3.6)	(267.9)	159.5

Total operating expenses (income)	9.7	(183.6)	271.6

Other income (expense):
Other income	.2	.1	.5

EBITDA	12.9	356.8	.7
Depreciation and amortization expense	—	.9	42.5
Interest expense	4.1	34.6	71.2

Earnings (loss) before income taxes	8.8	321.3	(113.0)
Income tax expense (benefit)	(3.9)	15.4	(41.0)

Earnings (loss) from discontinued operations	$12.7	$305.9	$(72.0)

2007 versus 2006

Sales, Cost of Sales and Gross Profit

Electric Utilities

        Sales and cost of sales for our Kansas electric utility decreased $146.6 million and $72.3 million, respectively, resulting in a gross profit decrease of $74.3 million in 2007 compared to 2006 primarily due to the sale of these operations on April 1, 2007.

Gas Utilities

        Sales and cost of sales for our Michigan, Minnesota, and Missouri gas utilities decreased $296.7 million and $238.6 million, respectively, resulting in a gross profit decrease of $58.1 million due to the sale of these operations in 2006.

Corporate and Other

        Sales, cost of sales and gross profit decreased $25.1 million, $8.2 million, and $16.9 million, respectively, in 2007 compared to 2006 due to the sale of our Everest Connections subsidiary in June 2006 and our Illinois merchant peaking facilities in March 2006.

Operation and Maintenance and Taxes Other Than Income Taxes Expense

        Operation and maintenance and taxes other than income taxes expense decreased $60.1 million and $8.9 million, respectively, in 2007 compared to 2006 primarily as a result of the sale of our former Michigan, Missouri, and Minnesota gas operations and our Everest Connections subsidiary in 2006 and our Kansas electric operations on April 1, 2007.

Net (Gain) on Sale of Assets and Other Charges

        In 2006, we sold our Michigan, Missouri and Minnesota gas operations and Everest Connections and recognized gains of $92.2 million, $30.7 million, $120.5 million and $25.5 million, respectively. In 2007, we sold our Kansas electric operations and recognized a gain of $1.8 million and recorded final adjustments of $1.8 million related to peaking plants and gas operations which were sold in 2006.

Interest Expense

        Interest expense decreased $30.5 million in 2007 compared to 2006 as the allocations to our Michigan, Missouri and Minnesota gas operations, our two Illinois merchant peaking facilities and our Everest Connections subsidiary ended when they were sold.

Income Tax Expense (Benefit)

        Income tax expense decreased $19.3 million in 2007 compared to 2006 primarily due to taxes provided on higher pretax earnings in 2006 resulting from gains on the sale of Michigan and Missouri gas operations and Everest Connections. The effective income tax rate for 2007 was (44.3)% compared to 4.8% for 2006. The 2007 tax rate was affected by the release of $7.2 million of valuation allowance due to additional capital gains on the sale of operations recognized on our 2006 income tax return. The 2006 effective income tax rate was impacted by the release of $112.6 million of valuation allowances resulting from estimated capital gains on the sale of our Michigan, Missouri and Minnesota gas operations, partially offset by the effect of the write-off of non-deductible acquisition premiums in the pretax gain on the sale of our Michigan gas operations.

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

        We also have other activities in our utility operations that are accounted for under SFAS 133. The majority of these activities consist of the purchasing of gas, power and coal for our utility operations, which fall under the normal purchases and sales exception. These activities require that management make certain judgments regarding the election of the normal purchases and sales exceptions. In addition, as allowed by state regulatory commissions, we have entered into certain financial instruments to reduce our customers' underlying exposure to fluctuations in gas prices. These financial instruments are considered derivatives under SFAS 133 and are marked-to-market and recorded in our PGA accounts as they are collectible under the provisions of the PGA upon settlement. We also have entered into a program for our electric utility operations in Missouri to mitigate our exposure to natural gas price volatility in the market. This program extends multiple years and the mark-to-market liability position of the portfolio of $3.9 million related to contracts that will settle against actual purchases of natural gas and purchased power in 2008 through 2010. In connection with the 2005 Missouri electric rate case, we agreed that these contracts would be recognized into cost of sales when they settle. A net regulatory asset has been recorded under SFAS 71 in the amount of $3.9 million to reflect the change in the timing of recognition authorized by the Missouri Commission.

Unbilled Utility Revenues

        Sales related to the delivery of energy are generally recorded when service is rendered or energy is delivered to customers. However, the determination of sales is based on reading customers' meters, which occurs systematically throughout the month. At the end of each month, an estimate is made of the amount of energy delivered to customers after the date of the last meter reading. The unbilled revenue is calculated each month based on estimated customer usage, weather factors, line losses and applicable customer rates. Total unbilled revenues at December 31, 2007 were $86.4 million.

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

        We evaluated the carrying value of the Crossroads plant as of December 31, 2005. We performed this evaluation due to reduced spark spreads and an oversupply of generation at that time. This situation has prevented the plant from producing significant margins and, in turn, has created losses for us. We separately tested the cash flows for the plant based on estimated margin contributions and forecasted operating expenses over its remaining plant life. The peaking plant was placed into service in 2002 and we depreciate the facility over 35 years. In evaluating future estimated margin contributions, we used external price curves based on four different future price environments. In each environment, we calculated an average margin contribution based on a multi-simulation scenario analysis and then equally weighted each price environment. Based on this analysis and the level of probability we would sell this asset, the undiscounted probability weighted cash flows for the plant significantly exceeded its then current book value. Therefore, under SFAS 144 no impairment was required as of December 31, 2005. We have evaluated this asset as held and used. As of December 31, 2007, we reviewed market conditions and the assumptions used in the 2005 assessment and determined that no significant adverse changes had occurred. Therefore, a full assessment was not required. As of December 31, 2007, the carrying value of this plant was $112.2 million.

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

        We believe that the accounting estimate related to determining the fair value of goodwill, and thus any impairment, is a critical accounting estimate because: (1) it is susceptible to change from period to period because it requires us to make cash flow assumptions about future sales, operating costs and discount rates over an indefinite life; and (2) the impact of recognizing an impairment could be material. Management's assumptions about future sales margins and volumes require significant judgment because actual margins and volumes have fluctuated in the past and are expected to continue to do so. In estimating future margins and expenses, we use our internal budgets. We develop our budgets based on anticipated customer growth, rate cases, inflation and weather trends. Total goodwill at December 31, 2007 was $111.0 million.

Regulatory Accounting Implications

        We currently record the economic effects of regulation in accordance with the provisions of SFAS 71. Accordingly, our balance sheet reflects certain costs as regulatory assets. We are required to periodically assess the probable recovery of our regulatory assets. We expect our rates will continue to be based on historical costs for the foreseeable future. However, if we no longer qualified for treatment under SFAS 71, we would make adjustments to the carrying value of our regulatory assets and liabilities and would be required to recognize them in current period earnings. Total regulatory assets and liabilities at December 31, 2007 were $183.6 million and $99.8 million, respectively. See Note 9 to the Consolidated Financial Statements for further details.

Valuation of Deferred Tax Assets

        We are required to assess the ultimate realization of deferred tax assets using a "more likely than not" assessment threshold. Our most significant deferred tax assets relate to net operating loss carryforwards, capital loss carryforwards and alternative minimum tax credits. The assessment considered tax planning strategies within our control. The assessment, however, did not take into consideration the expected taxable gains, both capital and ordinary, from the pending sales of our Colorado electric property and our Colorado, Kansas, Iowa and Nebraska gas properties. In addition, the assessment did not take into consideration our pending merger with Great Plains Energy. See Note 15 to the Consolidated Financial Statements for discussion regarding the valuation allowance against deferred tax assets.

Unrecognized Tax Benefits

        As of December 31, 2007, we have unrecognized tax benefits of $205.2 million, $169.2 million of which would impact the effective rate if recognized. We have also recorded $5.8 million of interest expense (net of tax benefit) related to these unrecognized tax benefits. The tax returns containing the tax deductions or income positions that generated the unrecognized tax benefits are currently under audit or will likely be audited. We use significant judgment in the determination of whether tax benefits meet the "more likely than not" threshold for recognition pursuant to FIN 48. See Note 15 to the Consolidated Financial Statements for further discussion.

Pension Plans

        Our reported costs of providing non-contributory defined pension benefits (described in Note 16 to the Consolidated Financial Statements) are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience.

        Pension costs, for example, are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions we make to the plan and earnings on plan assets. Changes made to the provisions of the plan may also impact current and future pension costs. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs. Pension plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased pension costs in future periods. Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also increase or decrease recorded pension costs. As of September 30, 2007, our average assumed discount rate was 6.51% and our average expected return on plan assets was 8.25%.

        The following chart reflects the sensitivities associated with a change in certain actuarial assumptions by the indicated percentage. While the chart below reflects an increase in the percentage for each assumption, we and our actuaries expect that the inverse of this change would impact the projected benefit obligation (PBO) at December 31, 2007, and our estimated annual pension cost (APC) on the income statement for 2008 by a similar amount in the opposite direction. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

Dollars in millions	Change in Assumption Incr.(decr.)	Impact on PBO Incr.(decr.)	Impact on APC Incr.(decr.)

Discount rate	.25%	$(10.4)	$(1.3)
Rate of return on plan assets	.25%	—	(.8)

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

Significant Balance Sheet Movements

        Total assets decreased by $478.8 million since December 31, 2006. This decrease is primarily due to the following:

  •
  Cash decreased $198.4 million. See our Consolidated Statement of Cash Flows for analysis of this decrease.

  •
  Funds on deposit decreased $66.6 million, primarily due to the return of margin deposits paid to counterparties in connection with the continued wind-down of our wholesale energy-trading portfolio, and decreased collateral posted in connection with our regulated utilities due to lower volumes hedged and lower gas prices.

  •
  Price risk management assets decreased $69.6 million, primarily due to the scheduled maturity of contracts.

  •
  Utility plant, net, increased $196.9 million primarily due to continued investment in our Electric Utilities including our participation in Iatan 2.

  •
  Regulatory assets, current increased $15.7 million primarily due to the increase in unrecovered fuel costs related to the Missouri fuel adjustment clause that was implemented in June 2007.

  •
  Regulatory assets, non-current decreased $23.9 million primarily due to actuarial gains recorded as a result of our actuarial valuation as of September 30, 2007 of pension and post-retirement benefit assets and obligations.

  •
  Current and non-current assets of discontinued operations decreased $312.6 million, primarily due to the sale of our Kansas electric operations.

        Total liabilities decreased by $528.4 million and common shareholders' equity increased by $49.6 million since December 31, 2006. These changes are primarily attributable to the following:

  •
  Price risk management liabilities decreased $69.9 million, primarily due to the scheduled maturity of contracts.

  •
  Other accrued liabilities decreased $45.7 million primarily due to the settlement of price reporting litigation reserves, the payment of retained property tax liabilities relating to our sold gas operations and the scheduled settlement of long-term gas obligations.

  •
  Short-term and long-term debt, including current maturities of long-term debt, together decreased by $342.8 million, primarily due to the early retirement of $349.3 million of senior notes and scheduled retirements of $18.4 million, offset by short-term borrowings of $25 million.

  •
  Pensions and post-retirement benefit obligations decreased $26.3 million primarily due to actuarial gains recorded as a result of our actuarial valuation as of September 30, 2007 of pension and post-retirement benefit assets and obligations.

  •
  Current and non-current liabilities of discontinued operations decreased $37.3 million, primarily due to the sale of our Kansas electric operations.

  •
  Common shareholders' equity increased $49.6 million, primarily as a result of the $19.3 million cumulative effect of adopting FIN 48 on January 1, 2007, the conversion of $2.6 million of PIES units to common stock at their scheduled maturity and the adjustment of other comprehensive income resulting from our actuarial valuation as of September 30, 2007 of pension and post-retirement benefit assets and obligations.

New Accounting Standards

        In 2006 and 2007, the Financial Accounting Standards Board (FASB) issued a number of interpretations, staff positions and new accounting standards that had potential impacts on our financial results. In 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157), SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158), FIN No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), and FASB Staff Position (FSP) AUG AIR-1 "Accounting for Planned Major Maintenance Activities" (FSP AUG AIR-1). In 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). In 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (SFAS 160) and SFAS No. 141R, "Business Combinations" (SFAS 141R). See Notes 2, 15 and 16 to the Consolidated Financial Statements for further discussion.

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

  •
  The occurrence of certain events outside of our control may permit Great Plains Energy to terminate the Merger, to the extent the events result in a material adverse effect on our Missouri operations.

  •
  We expect our financial condition to be increasingly dependent upon the revenues and earnings generated by our Missouri operations, and for these earnings to increase in the future. Some important factors that could cause actual results to differ materially from those anticipated include:

  •
  The Missouri Commission may not approve anticipated future rate increase requests.

  •
  We are making significant investments in our Missouri operations. To the extent the cost of these projects exceed planned amounts, the Missouri Commission may disallow rate base treatment and recovery of such cost overruns.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk—Utility Operations

        Our regulated businesses produce, purchase and distribute power in two states and purchase and distribute natural gas in four states. All of our gas distribution utilities have PGA provisions that allow them to pass the prudently-incurred cost of gas through to the customer. To the extent that gas prices are higher or lower than amounts in our current billing rates, adjustments are made on a periodic basis to "true-up" billed amounts to match the actual cost we incurred. These adjustments are subject to periodic prudence reviews by the state utility commissions.

        In our continuing regulated electric business in 2007, we generated approximately 52% of the power that we sold and we purchased the remaining 48% through long-term contracts or in the open market. The regulatory provisions for recovering power cost vary by state. In Colorado, we have an ECA that serves a purpose similar to the PGAs for our gas utilities. To the extent that our fuel and purchased power energy costs are higher or lower than the energy cost built into our tariffs, the difference is passed through to the customer. In Missouri, we have a fuel adjustment mechanism that permits us to adjust rates based on 95% of the cost of increases or decreases in purchased power and fuel.

        We have taken several measures to mitigate the commodity price risk exposure in our Missouri electric operations. One of these measures is contracting for a diverse supply of coal to meet 100% of our native load fuel requirements of coal-fired generation in 2008 and 46% in 2009, respectively. The price risk associated with our natural gas and on-peak spot market purchased power requirements is also mitigated through a hedging plan using NYMEX futures contracts and options. This is a multi-year hedging plan. As of December 31, 2007, we had financial contracts in place to hedge approximately 53% of our expected on-peak natural gas and natural gas equivalent purchased power price exposure for 2008. The mark-to-market value of these contracts at December 31, 2007 was a liability of $3.9 million.

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

        We measure the risk in our trading portfolio using a value-at-risk methodology assuming a 95% confidence level, a one day holding period to liquidate positions and historical volatility and correlations which weight recent activity more heavily. The average value-at-risk for all commodities during 2007 was $.3 million. As determined by our Board of Directors, our value-at-risk limit is currently $3.0 million for the remaining commodity trading portfolio and $5.0 million for the aggregate book that includes the first 18 months of Merchant Services asset positions. In addition to value-at-risk, we also apply other risk control measures that incorporate volumetric limits by commodity, loss limits, durational limits and application of stress testing to our various risk portfolios.

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

        The changes in fair value of our Utilities and Merchant Services derivative contracts for 2007 are summarized below:

In millions	Utilities	Merchant Services	Total

Fair value at December 31, 2006	$(19.1)	$32.2	$13.1
Increase (decrease) in fair value during the year	.6	(1.8)	(1.2)
Contracts realized or cash settled	20.0	(18.5)	1.5

Fair value at December 31, 2007	$1.5	$11.9	$13.4

        The fair value of contracts maturing in each of the next four years and thereafter are shown below:

In millions	2008	2009	2010	2011	Thereafter	Total

Prices actively quoted	$.8	$4.7	$—	$—	$—	$5.5
Prices provided by other external sources	—	—	1.2	—	—	1.2
Priced based on models and other valuation methods	—	—	—	1.0	5.7	6.7

Net price risk management assets	$.8	$4.7	$1.2	$1.0	$5.7	$13.4

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

        The following table details our credit exposures at December 31, 2007, associated with our forward positions within our trading portfolio and our billed receivables (excluding tariff customers), netted by counterparty where master netting agreements exist and by collateral to the extent any is held.

In millions	Investment Grade	Non-investment Grade	Total

Utilities and merchants	$55.5	$33.5	$89.0
Financial institutions	16.6	—	16.6

Total	$72.1	$33.5	$105.6

        A majority of the customers in our Electric and Gas Utilities businesses are billed under jurisdictional tariffs in the states in which we operate. We are obligated to provide service to all of our electric and gas customers within their respective franchised territories. Credit risk is managed by credit and collection policies that are consistent with state regulatory requirements. See pages 9 and 10 under Business for a breakout of our utility customers by type.

Currency Rate Exposure

        We have wound down our Canadian merchant trading business, which was included in our Merchant Services segment, and have sold our utility businesses in Canada, Australia, New Zealand and the United Kingdom. Our remaining currency rate exposure relates only to approximately $1.3 million of cash and restricted cash held in foreign countries.

Interest Rate Exposure

        We do not have a material amount of unhedged variable rate financial obligations at December 31, 2007.

Item 8.    Financial Statements and Supplementary Data

Aquila, Inc.
Consolidated Statements of Income

	Year Ended December 31,
In millions, except per share amounts	2007	2006	2005

Sales:
Electricity—regulated	$837.8	$767.9	$683.9
Natural gas—regulated	606.1	581.4	606.3
Other—non-regulated	22.7	20.3	23.9

Total sales	1,466.6	1,369.6	1,314.1

Cost of sales:
Electricity—regulated	449.5	420.4	355.4
Natural gas—regulated	432.1	424.2	452.1
Other—non-regulated	19.3	37.0	56.2

Total cost of sales	900.9	881.6	863.7

Gross profit	565.7	488.0	450.4

Operating expenses:
Operation and maintenance expense	320.1	322.9	325.9
Taxes other than income taxes	28.2	31.2	23.1
Restructuring charges	1.5	5.7	6.6
Net loss on sale of assets and other charges	1.3	246.9	55.4
Depreciation and amortization expense	108.3	103.9	106.4

Total operating expenses	459.4	710.6	517.4

Operating income (loss)	106.3	(222.6)	(67.0)

Other income, net	24.4	32.5	16.1
Interest expense	142.8	159.2	150.2

Loss from continuing operations before income taxes	(12.1)	(349.3)	(201.1)
Income tax expense (benefit)	6.0	(67.3)	(43.1)

Loss from continuing operations	(18.1)	(282.0)	(158.0)
Earnings (loss) from discontinued operations, net of tax	12.7	305.9	(72.0)

Net income (loss)	$(5.4)	$23.9	$(230.0)

Basic and diluted earnings (loss) per common share:
Continuing operations	$(.05)	$(.75)	$(.40)
Discontinued operations	.04	.81	(.20)

Net income (loss)	$(.01)	$.06	$(.60)

See accompanying notes to consolidated financial statements.

Aquila, Inc.
Consolidated Balance Sheets

	December 31,
In millions	2007	2006

Assets
Current assets:
Cash and cash equivalents	$34.4	$232.8
Restricted cash	1.2	9.1
Funds on deposit	41.3	107.9
Accounts receivable, net	256.1	243.2
Inventories and supplies	102.6	116.0
Price risk management assets	32.0	71.3
Regulatory assets, current	58.5	42.8
Other current assets	29.5	24.4
Current assets of discontinued operations	—	26.5

Total current assets	555.6	874.0

Utility plant, net	2,022.0	1,825.1
Non-utility plant, net	122.8	130.2
Price risk management assets	13.1	43.4
Goodwill, net	111.0	111.0
Pension asset	3.2	—
Regulatory assets	125.1	149.0
Deferred charges and other assets	40.8	53.6
Non-current assets of discontinued operations	—	286.1

Total Assets	$2,993.6	$3,472.4

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$2.4	$19.7
Short-term debt	25.0	—
Accounts payable	190.7	205.4
Accrued interest	46.4	49.7
Regulatory liabilities, current	19.4	10.8
Accrued compensation and benefits	28.4	26.8
Pension and post-retirement benefits, current	3.3	3.5
Other accrued liabilities	48.6	94.3
Price risk management liabilities	31.2	74.5
Customer funds on deposit	26.1	15.6
Current liabilities of discontinued operations	—	1.4

Total current liabilities	421.5	501.7

Long-term liabilities:
Long-term debt, net	1,035.4	1,385.9
Deferred income taxes and credits	—	19.3
Price risk management liabilities	.5	27.1
Pension and post-retirement benefits	46.4	72.5
Regulatory liabilities	80.4	72.4
Deferred credits	53.7	51.5
Non-current liabilities of discontinued operations	—	35.9

Total long-term liabilities	1,216.4	1,664.6

Common shareholders' equity	1,355.7	1,306.1

Total Liabilities and Shareholders' Equity	$2,993.6	$3,472.4

See accompanying notes to consolidated financial statements.

Aquila, Inc.
Consolidated Statements of Common Shareholders' Equity

	Year Ended December 31,
In millions, except share amounts	2007	2006	2005

Common stock: authorized 400 million shares at December 31, 2007, 2006 and 2005, par value $1 per share, 375,959,157 shares issued at December 31, 2007, 374,611,194 at December 31, 2006 and 373,603,277 at December 31, 2005; authorized 20 million shares of Class A common stock, par value $1 per share, none issued
Balance beginning of year	$374.6	$373.6	$241.7
Issuance of shares through PIES exchange/conversion	.8	—	131.4
Issuance of shares under compensation arrangements	.6	1.0	.5

Balance end of year	376.0	374.6	373.6

Premium on capital stock:
Balance beginning of year	3,509.2	3,507.0	3,228.6
Issuance of shares through PIES exchange/conversion	1.8	—	280.2
Issuance of shares under compensation arrangements	1.5	2.2	(1.8)

Balance end of year	3,512.5	3,509.2	3,507.0

Accumulated deficit:
Balance beginning of year	(2,546.7)	(2,570.6)	(2,340.6)
Net income (loss)	(5.4)	23.9	(230.0)
Cumulative effect of accounting change	19.3	—	—
Other	(.3)	—	—

Balance end of year	(2,533.1)	(2,546.7)	(2,570.6)

Treasury stock, at cost, 53,742 shares at December 31, 2007 (90,063 shares at December 31, 2006 and 7 shares at December 31, 2005)	(.2)	(.4)	—
Accumulated other comprehensive income (loss)	.5	(30.6)	(.1)

Total Common Shareholders' Equity	$1,355.7	$1,306.1	$1,309.9

See accompanying notes to consolidated financial statements.

Aquila, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
In millions	2007	2006	2005

Net income (loss)	$(5.4)	$23.9	$(230.0)
Other comprehensive income (loss), net of related tax:
Foreign currency adjustments:
Foreign currency translation adjustments, net of deferred tax expense (benefit) of $.6 million, $(.1) million and $(.2) million for 2007, 2006 and 2005, respectively	.9	(.1)	(.3)
Reclassification of foreign currency (gains) losses to income due to sale of businesses and other, net of deferred tax (expense) benefit of $(.5) million, $.1 million and $(.4) million for 2007, 2006 and 2005, respectively	(.8)	.2	(.6)

Total foreign currency adjustments	.1	.1	(.9)

Pension and post-retirement benefits costs arising during the period:
Net actuarial gain, net of deferred tax expense (benefit) of $— million after valuation allowance for 2007	21.6	—	—
Pension and post-retirement benefits costs amortized to income:
Prior service cost, net of deferred tax expense (benefit) of $— million after valuation allowance for 2007	2.4	—	—
Net actuarial loss, net of deferred tax expense (benefit) of $— million after valuation allowance for 2007	1.4	—	—
Accumulated regulatory loss adjustment, net of deferred tax expense (benefit) of $— million after valuation allowance for 2007	5.6	—	—

Total pension and post-retirement benefit costs	31.0	—	—

Other comprehensive income (loss)	31.1	.1	(.9)

Total Comprehensive Income (Loss)	$25.7	$24.0	$(230.9)

See accompanying notes to consolidated financial statements.

Aquila, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
In millions	2007	2006	2005

Cash Flows From Operating Activities:
Net income (loss)	$(5.4)	$23.9	$(230.0)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization expense	108.3	104.8	148.9
Restructuring charges	1.5	7.7	6.6
Cash paid for restructuring and other charges	(2.7)	(223.5)	(2.3)
Net (gain) loss on sale of assets and other charges	(2.3)	(21.0)	214.9
Net changes in price risk management assets and liabilities	(.4)	69.7	(61.2)
Deferred income taxes and investment tax credits	.2	(33.8)	(81.5)
Changes in certain assets and liabilities, net of effects of divestitures:
Funds on deposit	66.7	157.0	88.2
Accounts receivable/payable, net	(32.8)	50.8	(100.1)
Inventories and supplies	12.7	27.8	(33.3)
Other current assets	(14.4)	33.7	25.3
Deferred charges and other assets	26.6	3.8	(13.8)
Accrued interest and other accrued liabilities	(24.4)	(86.2)	16.8
Customer funds on deposit	10.5	(58.4)	54.6
Deferred credits	10.1	(4.1)	18.8
Other	4.9	.9	(1.2)

Cash provided from operating activities	159.1	53.1	50.7

Cash Flows From Investing Activities:
Utilities capital expenditures	(290.7)	(184.4)	(232.3)
Investments in communication services	-	(8.2)	(11.4)
Cash proceeds received on sale of assets	294.1	1,003.7	36.0
Other	(5.6)	(22.5)	(3.2)

Cash provided from (used for) investing activities	(2.2)	788.6	(210.9)

Cash Flows From Financing Activities:
Premium on the retirement of long-term debt	(1.3)	(28.2)	—
Issuance of long-term debt	—	—	2.0
Retirement of long-term debt	(365.1)	(574.7)	(45.9)
Short-term borrowings (repayments), net	25.0	(12.0)	12.0
Cash paid on long-term gas contracts	(15.8)	(15.7)	(15.0)
Other	1.9	2.7	1.0

Cash used for financing activities	(355.3)	(627.9)	(45.9)

Increase (decrease) in cash and cash equivalents	(198.4)	213.8	(206.1)
Cash and cash equivalents at beginning of year (includes $4.8 million and $6.6 million of cash included in current assets of discontinued operations in 2006 and 2005, respectively)	232.8	19.0	225.1

Cash and Cash Equivalents at End of Year (includes $4.8 million of cash included in current assets of discontinued operations in 2005)	$34.4	$232.8	$19.0

Supplemental cash flow information:
Interest paid, net of amount capitalized	$150.2	$209.0	$223.1
Income taxes paid (refunded), net	4.3	(15.9)	28.8

        See accompanying notes to consolidated financial statements.

Aquila, Inc.
Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Description of Business

        Aquila, Inc. (Aquila) is a regulated utility headquartered in Kansas City, Missouri. We operate in three business segments, Electric Utilities, Gas Utilities and Merchant Services.

        Electric Utilities operates in the distribution and transmission of electricity to retail and wholesale customers in Colorado and Missouri. Our electric generation facilities and purchase power contracts supply electricity to our own distribution systems in these two states. We also sell a small amount of excess power to wholesale customers outside our service areas. During peak periods, we buy energy in the wholesale market for our utility load. Our former Kansas electric utility was sold on April 1, 2007, and has been reclassified as discontinued operations.

        Gas Utilities operates in the distribution of natural gas to retail and wholesale customers in Colorado, Iowa, Kansas and Nebraska. Our former Michigan, Missouri and Minnesota gas operations were sold in 2006 and have been reclassified as discontinued operations.

        Our Merchant Services business includes our contractual interest in the Crossroads Energy Center, a "peaking" power generation facility, and our Aquila Merchant subsidiary, whose assets and liabilities are limited to its energy trading portfolio of natural gas delivery and transportation contracts. Two former merchant peaking plants, which were sold in March 2006, have been reclassified as discontinued operations.

        Corporate and Other includes the costs of the Company that are not allocated to our operating businesses. Our former communications business, Everest Connections, was sold on June 30, 2006 and is reported in discontinued operations.

Pending Merger

        We have entered into a merger agreement with Great Plains Energy. We discuss our pending merger with a subsidiary of Great Plains Energy in more detail in Note 19 to the Consolidated Financial Statements.

Use of Estimates

        The preparation of these financial statements in conformity with accounting principles generally accepted in the United States required that we make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of December 31, 2007 and 2006, and the reported amounts of sales and expenses during the three years ended December 31, 2007. Significant items subject to such estimates and assumptions include the carrying value of property, plant and equipment and goodwill; the valuation of derivative instruments; unbilled utility revenues; valuation allowances for receivables and deferred income taxes; reserves for potential litigation obligations; and assets and liabilities related to employee benefits. Actual results could differ materially from those estimates and assumptions.

Collective Bargaining Agreements

        Approximately 43% of our employees are represented by local unions under collective bargaining agreements. The collective bargaining agreements covering approximately 54% of those employees expire and are subject to renegotiation in 2008.

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

Goodwill

        We have recorded goodwill, representing the excess of the cost of acquisitions over the fair value of the related net assets at the dates of acquisition. Currently the only significant goodwill we have recorded has been allocated to our Electric Utilities segment. We performed our annual assessment of the realizability of this goodwill at the Missouri electric reporting unit level as of November 30, 2007. We concluded that the goodwill was not impaired. At December 31, 2007, we had goodwill in continuing operations of $113.6 million, less accumulated amortization of $2.6 million.

        Our goodwill was allocated to each segment as follows:

In millions	Electric Utilities	Discontinued Operations— Corporate and Other

Balance, December 31, 2004	$111.0	$—
Other	—	.3

Balance, December 31, 2005	111.0	.3
Reserve for minority market-based puts	—	2.7
Sale of Everest Connections	—	(3.0)

Balance, December 31, 2006	111.0	—
None	—	—

Balance, December 31, 2007	$111.0	$—

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

Income Taxes

        We use the liability method to reflect income taxes on our financial statements. We recognize deferred tax assets and liabilities by applying enacted tax rates and regulations to the differences between the carrying value of existing assets and liabilities and their respective tax basis and net operating and capital loss carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the change is enacted. We amortize deferred investment tax credits over the lives of the related properties. We assess the realizability of deferred tax assets and provide valuation allowances when we determine it is more likely than not that such assets will not be realized. See Note 15 for further discussion.

Environmental Matters

        We accrue environmental costs on an undiscounted basis when we determine it is probable that a liability has been incurred and the liability can be reasonably estimated. Such accruals are adjusted as further information develops or circumstances change. If we determine it is probable that we will receive regulatory recovery, we record these costs as a regulatory asset.

Legal Costs

        Litigation accruals are recorded when we determine it is probable we will incur costs and the amount can be reasonably estimated. Receivables for insurance recoveries are recorded when probable. Costs of defending against litigation are expensed as incurred.

Cash and Cash Equivalents

        Cash and cash equivalents includes cash in banks and temporary investments with an original maturity of three months or less. As of December 31, 2007 and 2006, our cash held in foreign countries was $.1 million and $3.9 million, respectively. In addition, as of December 31, 2007 and 2006, we had restricted cash in foreign countries of $1.2 million and $1.1 million, respectively.

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

Reclassifications

        Certain prior year amounts in the consolidated financial statements have been reclassified where necessary to conform to the 2007 presentation, including the reclassification of $13.8 million of Electric Utilities' unbilled fuel adjustment clause balances from accounts receivable to current regulatory assets to be more consistent with industry presentation.

        During the fourth quarter of 2007 we identified immaterial changes in certain accounts payable balances that had not been correctly presented in our prior period cash flow statements. Changes in accounts payable balances representing capital expenditures had previously been classified with cash flows from operating activities and should have been classified with capital expenditures as part of investing activities. Accordingly, the Consolidated Statements of Cash Flows for all periods presented have been reclassified to conform to the current presentation. As a result of these reclassifications, cash provided by operating activities for decreased by $7.0 million from $60.1 million to $53.1 million for the year ended December 31, 2006. This same adjustment also increased cash provided from capital expenditures by investing activities to $788.6 million from $781.6 million in 2006. For 2005, cash provided by operating activities increased by $2.2 million from $48.5 million to $50.7 million and cash used for investing activities decreased by the same amount from $208.7 million to $210.9 million. The reclassifications did not impact operating income or net income, working capital, any earnings per share measures or net change in cash and cash equivalents as previously reported.

Note 2: New Accounting Standards

Fair Value Measurements

        In September 2006, the FASB issued SFAS 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for our financial statements as of January 1, 2008. We have determined the adoption of SFAS 157 will not have a material impact on our financial condition or results of operations.

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

Accounting for Uncertainty in Income Taxes

        We adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," (FIN 48) effective January 1, 2007. This interpretation sets a "more likely than not" threshold before tax benefits can be recognized in our financial statements. Our practice prior to FIN 48 was to recognize income tax benefits when they were reflected on filed income tax returns and establish a reserve against these tax benefits when their ultimate realization was not deemed to be "probable." See Note 15 for discussion of the impact of the adoption of FIN 48.

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

Considering the Effects of Prior Year Misstatements

        In September 2006, the SEC issued SAB 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements", which addresses how the effects of prior year misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 was effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but would be material under the guidance in SAB 108. The implementation of SAB 108 has not had a material impact on our financial condition and results of operations.

Noncontrolling Interests

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51" (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect SFAS 160 to have a material impact on our financial position or results of operations.

Business Combinations

        In December 2007, the FASB issued SFAS No. 141R "Business Combinations" (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations with acquisition dates in fiscal years beginning after December 15, 2008. As we have no business acquisitions pending, we do not expect that SFAS 141R will have a material impact on our financial position or results of operations.

Note 3: Risk Management

Overview

        We use derivative financial instruments to reduce our exposure to adverse fluctuations in interest rates, commodity prices and other market risks. We also enter into derivative instruments in our energy trading business. Below we discuss these various types of instruments and our objectives for holding them.

Merchant Trading Activities

        Prior to exiting the merchant energy business, Aquila Merchant traded energy commodity contracts daily. The trading activities attempted to match the portfolio of physical and financial contracts to current or anticipated market conditions. Within the trading portfolio, Aquila Merchant took certain positions to hedge physical sale or purchase contracts and to take advantage of market trends and conditions. Aquila Merchant continues to use all forms of financial instruments, including futures, forwards, and swaps, to help hedge its remaining portfolio. Each type of financial instrument involves different risks. We believe financial instruments help Aquila Merchant manage its remaining contractual commitments and reduce its exposure to changes in market prices.

        We record most trading energy contracts—both physical and financial—at fair value in accordance with SFAS 133. Changes in value are reflected in the Consolidated Statements of Income in sales and on the Consolidated Balance Sheets in price risk management assets or liabilities. We refer to these transactions as price risk management activities.

Regulated Commodity Management

        Our utility businesses produce, purchase and distribute power in two states and purchase and distribute gas in four states. All of our Gas Utilities have PGA provisions that allow them to pass the prudently-incurred cost of the gas to the customer. To the extent that gas prices are higher or lower than amounts in our current billing rates, adjustments are made on a periodic basis to "true-up" billed amounts to actual gas cost incurred. These adjustments are subject to periodic prudence reviews by the state utility commissions. In addition, as allowed by state regulatory commissions, we have entered into certain financial instruments to reduce our customers' underlying exposure to fluctuations in gas prices. These financial instruments are considered derivatives under SFAS 133 and are marked-to-market and recorded in our PGA accounts as they are collectible under the provisions of the PGA upon settlement.

        In 2007, our continuing regulated electric business generated approximately 52% of the power that we sold and purchased the remaining 48% through long-term contracts or in the open market. The regulatory provisions for recovering power costs vary by state. In Colorado, we have an ECA that serves a purpose similar to that of the PGAs for the gas utilities. To the extent that our fuel and purchased power energy costs are higher or lower than the energy cost built into our tariffs, the difference is passed through to the customer. In Missouri, we also have the ability to pass through 95% of the changes in purchased power and fuel costs outside of a rate case filing through a fuel clause adjustment.

        We have also entered into a program for our electric utility customers in Missouri to mitigate price exposure to natural gas price volatility in the market. This program extends multiple years and the mark-to-market value of the portfolio, a loss of $3.9 million, relates to contracts that will settle against actual purchases of natural gas and purchased power in 2008 through 2010. In connection with the 2005 Missouri electric rate case, we agreed that these contracts would be recognized into cost of sales when they settle. The settlement cost is a component of the energy cost included in the Missouri fuel adjustment clause. A regulatory asset has been recorded under SFAS 71 in the amount of $3.9 million to reflect the change in the timing of recognition authorized by the Missouri Commission.

        To the extent that recovery of actual costs incurred is allowed, amounts will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.

Market Risk

        Our price risk management activities involve commitments to purchase or sell financial instruments or commodities at fixed prices at future dates. The contractual amounts and terms of these financial instruments at December 31, 2007 are below:

	December 31, 2007

Dollars in millions	Fixed Price Payor	Fixed Price Receiver	Maximum Term in Years

Energy Commodities:
Natural gas (trillion Btu's)	28	17	3
Financial Products:
Interest rate instruments	$—	$.1	6

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

        We consider a number of risks and costs associated with the future contractual commitments included in our energy portfolio, including credit risks associated with the financial condition of counterparties and the time value of money. The values of all forward and future contracts are discounted to December 31, 2007, using market interest rates for the contract term adjusted for our credit rating for liabilities or the credit rating of the counterparty for assets. We continuously monitor the portfolio and value it daily based on present market conditions. The following table displays the fair values of our price risk management assets and liabilities at December 31, 2007, and the average value for the year ended December 31, 2007:

	Price Risk Management Assets		Price Risk Management Liabilities
In millions	Average Value	December 31, 2007	Average Value	December 31, 2007

Natural gas	$89.0	$45.1	$65.9	$30.9
Electricity	.1	—	—	—
Other	.2	—	1.4	.8

Total	$89.3	$45.1	$67.3	$31.7

        Our price risk management assets are concentrated with less than 15 counterparties representing the total asset value of the portfolio. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions.

Hedging Activities

        We have not designated any derivatives as cash flow or fair value hedges.

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

Note 4: Restructuring Charges

        We recorded the following restructuring charges:

	Year Ended December 31,
	2007	2006	2005

Merchant Services lease agreements	$—	—	$6.6
Corporate and Other severance costs	1.5	5.7	—

Total restructuring charges	$1.5	$5.7	$6.6

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

Severance Costs and Retention Payments

        We recorded $1.5 million of one-time termination benefits in 2007 primarily related to the departure of our Chief Operating Officer. These benefits are being paid over a two-year period beginning April 28, 2007.

        In connection with the sale of our Kansas electric and Michigan, Minnesota and Missouri gas utility operations, our management adopted and communicated to employees a plan to reduce corporate and central services costs, which included the elimination of approximately 220 positions through attrition and employee terminations. The 83 employees who were involuntarily terminated received severance and other one-time termination benefits. The total cost of one-time termination benefits was approximately $5.7 million, which was recognized in 2006 over the remaining service period of terminated employees and was paid out over time.

        In addition, upon closing of the sale of Everest Connections in June 2006, its employees received retention payments of approximately $2.0 million, which were recognized over the period through the closing of the sale. These charges were included in discontinued operations.

Restructuring Reserve Activity

        The following table summarizes activity in accrued restructuring charges for our continuing and discontinued operations:

	Year Ended December 31,
In millions	2007	2006	2005

Severance and Retention Costs:
Accrued severance and retention costs at beginning of period	$2.3	$.1	$.8
Additional expense during the period	1.5	7.7	—
Cash payments during the period	(2.7)	(5.5)	(.7)

Accrued severance and retention costs at end of period	$1.1	$2.3	$.1

Other Restructuring Costs:
Accrued other restructuring costs at beginning of period	$—	$—	$7.0
Additional expense during the period	—	—	6.6
Cash payments during the period	—	—	(13.6)

Accrued other restructuring costs at end of period	$—	$—	$—

Note 5: Net (Gain) Loss on Sale of Assets and Other Charges

        Pretax net (gains) losses on sale of assets and other charges we recorded for the years ended December 31, 2007, 2006 and 2005 are shown below:

	Year Ended December 31,
In millions	2007	2006	2005

Merchant Services:
Elwood tolling contract	$—	$218.0	$—
Batesville tolling agreement	—	—	(16.3)
ICE sale	—	—	(9.3)
Red Lake gas storage development project	—	—	(6.2)
Other	—	.7	.5

Total Merchant Services	—	218.7	(31.3)

Corporate and Other:
Early retirement of debt	1.3	28.2	—
Early conversion of the PIES	—	—	82.3
Turbines impairment	—	—	4.4

Total Corporate and Other	1.3	28.2	86.7

Total net loss on sale of assets and other charges	$1.3	$246.9	$55.4

        After-tax losses and gains in the following paragraphs are reported after giving consideration to the effects of capital loss carryback and carryforward limitations. As a result, the net tax effect may differ substantially from our expected statutory tax rates.

        During 2007, 2006 and 2005, we also incurred net loss (gain) on sale of assets and other charges of $(3.6) million, $(267.9) million and $159.5 million, respectively, relating to our discontinued operations. These charges are reflected in discontinued operations and are not included in the table above. See Note 6 for further discussion.

Elwood Tolling Contract

        In 2006, we paid $218 million to a third party to assume our rights and obligations under the Elwood tolling contract. This transaction resulted in a pretax and after-tax loss of $218 million, and terminated approximately $405 million of our fixed capacity payments through August 2017. For income tax purposes, we treated the $218 million payment as an ordinary loss on our 2006 income tax return. However, because we did not conclude that it was probable that the IRS would agree with this treatment, we increased our reserve for uncertain tax positions by $84.6 million, thereby fully offsetting the tax benefit of the loss. When we implemented FIN 48 on January 1, 2007 we recognized this tax benefit through a reduction of our reserve for uncertain tax positions because we concluded that the benefit satisfied the FIN 48 "more likely than not" threshold.

Batesville Tolling Contract

        In 2005, we terminated our power sales contract and assigned our rights and obligations under the tolling contract in exchange for approximately $16.3 million. This transaction resulted in a pretax gain of approximately $16.3 million, or $10.2 million after tax.

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

Red Lake Storage Development Project

        In 2002, we acquired land in Arizona to develop natural gas storage facilities. In 2004, we recorded a pretax impairment charge of $8.9 million, or $5.6 million after tax, to write this investment down to its estimated fair value. In 2005, we sold the land for $21.2 million. We recorded a pretax gain of $6.2 million, or $3.9 million after tax, in the fourth quarter of 2005.

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

        As discussed in more detail in Note 11, we retired $344 million of callable debt in June 2007. We recorded a pretax early retirement loss of $1.3 million, or $.8 million after tax, in connection with this transaction.

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

Turbines Impairment

        In 2004, we determined that the carrying value of three combustion turbines held by one of our non-regulated subsidiaries was impaired. These turbines were transferred to our Missouri electric division for our South Harper peaking facility. Missouri affiliate rules require that such transfers be made at the lower of fair market value or fully distributed cost. We obtained an appraisal of the fair value of the turbines, which was less than the carrying value of the turbines and related costs. As a result, we recorded a pretax impairment charge of approximately $10.6 million, or $6.5 million after tax. The transfer was subject to the final determination of the Missouri Commission. In connection with our rate case settlement in February 2006, we lowered the turbines fair value an additional $4.4 million, and recorded a pretax impairment charge of $4.4 million, or $2.7 million after tax.

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

Electric and Gas Utilities

        In September 2005, we entered into agreements to sell our Kansas electric distribution business and our Michigan, Minnesota and Missouri natural gas distribution businesses. We completed these asset sales in 2006, except for the Kansas electric sale, which was completed on April 1, 2007. These sales resulted in pretax and after tax gains. The classification of the tax gains between ordinary income and capital gain depends upon the final allocation of the purchase price based upon the terms of the respective asset purchase agreements. Ordinary income has been offset by current year net operating losses and/or net operating loss carryforwards. Capital gains have been offset by capital loss carryforwards. To the extent capital loss carryforwards were utilized, the valuation allowance against the tax benefit of the capital loss carryforwards has been reversed for 2006 sales. The tax gains have been adjusted for the 2006 sales based upon the final allocations included in our 2006 income tax return. The tax gain on the sale of the Kansas electric properties will be adjusted when the final determination is made and as the 2007 income tax return is filed in 2008.

        On April 1, 2006, we closed the sale of our Michigan gas operations and received gross cash proceeds of $338.1 million, including the base purchase price of $269.5 million plus preliminary working capital and other adjustments of $68.6 million. In connection with this sale we recorded a pretax gain of approximately $92.2 million after transaction fees and expenses in 2006. The estimated after-tax gain in 2006 was approximately $99.5 million, including an estimate of $44.0 million for the valuation allowance reversal related to the estimated capital gain amount discussed above. The final after-tax gain is $103.7 million, including the final valuation allowance reversal related to capital gains realized on our 2006 income tax return.

        On June 1, 2006, we closed the sale of our Missouri gas operations and received gross cash proceeds of $101.3 million, including the base purchase price of $85.0 million plus preliminary working capital and other adjustments of $16.3 million. In connection with this sale we recorded a pretax gain of approximately $30.7 million after transaction fees and expenses in 2006. The estimated after-tax gain in 2006 was approximately $31.1 million, including an estimate of $11.7 million for the valuation allowance reversal related to the estimated capital gain amount discussed above. In 2007, final adjustments related to pensions and other items reduced the pretax gain by $.6 million, or $.4 million after tax. The final after-tax gain is $34.1 million, including the final valuation reversal related to capital gains realized in our 2006 income tax return.

        On July 1, 2006, we closed the sale of our Minnesota gas operations and received gross cash proceeds of $317.1 million, including the base purchase price of $288.0 million plus preliminary working capital and other adjustments of $29.1 million. In connection with this sale we recorded a pretax gain of approximately $120.5 million after transaction fees and expenses in 2006. The estimated after-tax gain in 2006 was approximately $127.5 million, including an estimate of $56.9 million for the valuation allowance reversal related to the estimated capital gain amount discussed above. In 2007, final adjustments primarily related to pensions increased the pretax gain $.7 million, or $.4 million after tax. The final after-tax gain is $126.3 million, including the final valuation allowance reversal related to capital gains realized in our 2006 income tax return.

        On April 1, 2007, we closed the sale of our Kansas electric operations and received gross cash proceeds of $292.2 million, including the base purchase price of $249.7 million plus preliminary working capital and other adjustments of $42.5 million. In connection with this sale we recorded a pretax gain of approximately $1.8 million in 2007 after transaction fees and expenses, including an adjustment for the final determination of pension assets transferred to the buyer as discussed below. The estimated after-tax gain was approximately $1.1 million, subject to the determination of the capital gain amount discussed above.

        The operating results of the utility divisions sold or held for sale include the direct operating costs associated with those businesses but do not include the allocated operating costs of central services and corporate overhead in accordance with EITF Consensus 87-24, "Allocation of Interest to Discontinued Operations" (EITF 87-24). We provide corporate and centralized support services to all of our utility divisions, including customer care, billing, collections, information technology, accounting, tax and treasury services, regulatory services, gas supply services, human resources, safety and other services. The operating costs related to these functions are allocated to the utility divisions based on various cost drivers. The total of expenses allocated to our Kansas electric and Michigan, Minnesota and Missouri gas operations was $42.3 million in 2005. Effective January 1, 2006, we ceased allocating costs to our held-for-sale utilities. These allocated costs were not included in the reclassification to earnings from discontinued operations because these support services were necessary to maintain ongoing operations until the sales were completed.

        The discontinued utility operations participate in our qualified pension plan, non-qualified Supplemental Executive Retirement Plan (SERP) and other post-retirement benefit plan. Under the asset purchase agreements, the buyers assumed the accrued pension obligations owed to the current and former employees of the operations they acquired. After closing, benefit plan assets were transferred to comparable plans established by the buyers in accordance with the terms of the asset purchase agreements and the applicable ERISA requirements. These benefit plan asset transfers resulted in plan curtailments. In connection with the sale of our Michigan, Minnesota and Missouri gas operations we included $13.0 million of net prepaid pension assets and pension and post-retirement benefit obligations, including the effect of plan curtailment and settlement losses, in the determination of the pretax gains on these sales. The plan curtailment and settlement losses related to the sale of our Kansas electric operations was $5.3 million.

Other Asset Sales

        In March 2006, we sold two merchant "peaking" power plants located in Illinois for gross proceeds of $175 million. We recorded a pretax, non-cash impairment charge of $159.5 million, or $99.7 after tax relating to these plants in 2005. Final adjustments to contingent liabilities decreased the pretax loss by $1.7 million, or $1.0 million after tax in 2007. In June 2006, we sold our telecommunication business (Everest Connections) for net proceeds of approximately $78 million. We recorded a pretax gain of $25.5 million, or $15.7 million after tax in 2006.

Interest Allocation to Discontinued Operations

        The buyers of the assets in discontinued operations did not assume any of our long-term debt. The direct debt and related interest of Everest Connections was included in discontinued operations as this debt was required to be repaid from the proceeds from the sale. We allocated a portion of consolidated interest expense to discontinued operations based on the ratio of net assets of discontinued operations to consolidated net assets plus consolidated debt in accordance with EITF 87-24. As we completed each asset sale the allocation of interest to discontinued operations ceased, thereby increasing interest expense in continuing operations, without impacting total interest expense, until the sales proceeds were used to reduce debt.

Summary

        We have reported the results of operations from these assets in discontinued operations for the three years ended December 31, 2007 in the Consolidated Statements of Income.

        Operating results of discontinued operations are as follows:

	Year Ended December 31,
In millions	2007	2006	2005

Sales	$45.8	$516.4	$879.8
Cost of sales	23.4	343.3	608.0

Gross profit	22.4	173.1	271.8

Operating expenses:
Operation and maintenance expense	11.4	71.5	104.8
Taxes other than income taxes	1.9	10.8	7.3
Restructuring charges	—	2.0	—
Net loss (gain) on sale of assets and other charges	(3.6)	(267.9)	159.5
Depreciation and amortization expense	—	.9	42.5

Total operating expenses (income)	9.7	(182.7)	314.1

Other income (expense):
Other income	.2	.1	.5
Interest expense	4.1	34.6	71.2

Earnings (loss) before income taxes	8.8	321.3	(113.0)
Income tax expense (benefit)	(3.9)	15.4	(41.0)

Earnings (loss) from discontinued operations	$12.7	$305.9	$(72.0)

        The related assets and liabilities included in the sale of these businesses, as detailed below, have been reclassified as current and non-current assets and liabilities of discontinued operations on the December 31, 2007 and 2006 Consolidated Balance Sheets as follows:

	December 31,
In millions	2007	2006

Current assets of discontinued operations:
Accounts receivable, net	$—	$13.0
Inventories and supplies	—	5.7
Other current assets	—	7.8

Total current assets of discontinued operations	$—	$26.5

Non-current assets of discontinued operations:
Utility plant, net	$—	$236.6
Regulatory assets	—	28.9
Other non-current assets	—	20.6

Total non-current assets of discontinued operations	$—	$286.1

Current liabilities of discontinued operations:
Other current liabilities	$—	$1.4

Total current liabilities of discontinued operations	$—	$1.4

Non-current liabilities of discontinued operations:
Pension and post-retirement benefits	$—	$17.7
Deferred credits	—	18.2

Total non-current liabilities of discontinued operations	$—	$35.9

Note 7: Accounts Receivable

        Our accounts receivable on the Consolidated Balance Sheets are as follows:

	December 31,
In millions	2007	2006

Merchant Services accounts receivable	$42.3	$40.8
Utilities billed accounts receivable	117.4	130.3
Utilities unbilled revenue	86.4	70.6
Other accounts receivable	15.2	6.3
Allowance for doubtful accounts	(5.2)	(4.8)

Total	$256.1	$243.2

        In 2005, we entered into a $150 million four-year secured revolving credit facility. Borrowings under this facility are secured by the accounts receivable generated by our regulated utility operations in Colorado, Iowa, Kansas, Missouri and Nebraska. We had $25.0 million of borrowings outstanding under this facility as of December 31, 2007. See Note 10 for further discussion.

        The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance based on historical write-off experience and detailed reviews of our accounts receivable aging.

Note 8: Utility and Non-Utility Plant

        The components of utility and non-utility plant from continuing operations are listed below:

Utility Plant	December 31,
In millions	2007	2006

Electric utility	$2,248.1	$2,186.7
Gas utility	691.0	661.2
Corporate and other	241.2	252.0
Electric and gas utility plant—construction in process	223.7	61.8

	3,404.0	3,161.7
Less—accumulated depreciation and amortization	(1,382.0)	(1,336.6)

Total utility plant, net	$2,022.0	$1,825.1

Non-Utility Plant	December 31,
In millions	2007	2006

Non-regulated electric and gas plant	$4.1	$3.2
Non-regulated electric power generation	132.3	135.2
Corporate and other	28.6	29.6

	165.0	168.0
Less—accumulated depreciation and amortization	(42.2)	(37.8)

Total non-utility plant, net	$122.8	$130.2

        Our utility plant from continuing operations includes acquisition-related adjustments that are being amortized over useful lives not exceeding 40 years. Net utility plant assets from continuing operations not included in our rate base were $17.0 million and $19.8 million at December 31, 2007 and 2006, respectively.

	Composite Depreciation Rates
	2007	2006	2005

Continuing Operations—
Electric utility	2.9%	2.8%	2.6%
Gas utility	2.7%	2.7%	3.2%
Corporate and other	10.8%	11.3%	11.3%
Non-regulated electric power generation	2.8%	2.8%	2.8%

Discontinued Operations—
Electric utility	n/a	n/a	3.3%
Gas utility	n/a	n/a	2.7%
Non-regulated electric power generation	n/a	n/a	2.8%
Communications	n/a	n/a	9.2%

        Depreciation and amortization of our discontinued operations ceased in accordance with SFAS 144 upon the classification of these assets as held-for-sale.

Jointly Owned Electric Utility Plant

        We own an 8% interest in a coal-fired plant (Jeffrey Energy Center) with generating capacity of approximately 2,190 MWs, operated by Westar. We also own an 18% interest in a 654-megawatt coal-fired plant (Iatan 1) operated by KCPL and an 18% interest in an 850-megawatt coal-fired plant (Iatan 2) being constructed by KCPL. Our pro rata share of Jeffrey Energy Center's and Iatan 1's operating costs are included in our Consolidated Statements of Income.

        Our investment in jointly-owned plant at December 31, 2007 was as follows:

In millions	Jeffrey Energy Center	Iatan 1	Iatan 2

Utility plant	$110.8	$68.1	$—
Construction in progress	16.5	27.0	85.7

	127.3	95.1	85.7
Less: Accumulated depreciation and amortization	(72.4)	(49.4)	—

Jointly-owned utility plant, net	$54.9	$45.7	$85.7

AFUDC

        AFUDC represents the capitalized cost of debt and equity funds used to finance construction projects for our regulated utilities. For the years ended December 31, 2007, 2006 and 2005, our continuing Electric and Gas Utilities recorded approximately $7.0 million, $1.9 million and $5.3 million, respectively, of additional income and construction work in progress related to AFUDC. The non-cash earnings are classified as other income (expense) in our Consolidated Statements of Income. The increase in AFUDC in 2007 primarily related to the construction of Iatan 2.

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

        In March 2005, the FASB issued FIN 47, which clarifies the term "conditional asset retirement obligation" used in SFAS 143, and specified when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 on December 31, 2005, required us to update an existing inventory of identified legal obligations, originally created under SFAS 143, for conditional asset retirement obligations.

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

        Our liability for asset retirement obligations was approximately $11.4 million and $10.4 million as of December 31, 2007 and 2006, respectively.

        Depreciation rates approved by regulatory commissions in certain states include a provision for the cost of future removal of assets for which there is no legal removal obligation. Under SFAS 143, the net provision for these "non-legal" removal costs has been classified as a regulatory liability. See Note 9 for further discussion.

Note 9: Regulatory Assets and Liabilities

        Federal, state or local authorities regulate certain of our utility operations. Our financial statements therefore include the economic effects of rate regulation in accordance with SFAS 71. This means our Consolidated Balance Sheets show some assets and liabilities that would not be found on the balance sheets of a non-regulated company.

        The following table details our regulatory assets and liabilities.

	December 31,
In millions	2007	2006

Regulatory Assets:
Energy clause adjustment	$32.7	$13.8
Under-recovered gas costs	20.5	25.3
Income taxes	52.9	55.8
Environmental	3.3	3.1
Regulatory accounting orders	12.0	3.2
Gas price derivatives	5.4	17.9
Asset retirement obligations	11.3	10.2
Pensions and post-retirement benefits	35.5	50.2
Other	10.0	12.3

Total regulatory assets	$183.6	$191.8

Regulatory Liabilities:
Cost of removal	$56.9	$52.3
Income taxes	3.5	4.0
Revenue subject to refund	5.8	.4
Over-recovered gas costs	13.6	10.4
Pensions	9.7	10.1
Other	10.3	6.0

Total regulatory liabilities	$99.8	$83.2

        Regulatory assets are either currently being collected in rates or are expected to be collected through rates in a future period, as described below:

  •
  Energy clause adjustment represents the cost of electricity delivered to our electric utility customers in excess of that allowed in current rates. We do not earn a return on these costs which are collected from customers in future periods of less than one year as rates are periodically adjusted.

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

  •
  In connection with adoption of SFAS 158 we reflected the unrecognized prior service cost and net actuarial loss associated with our defined benefit pension plan and post-retirement benefit plans as regulatory assets rather than accumulated other comprehensive income in jurisdictions where we believe it is probable we will recover these costs in future rates. Whether we earn a return on these costs, in addition to the return of their costs, varies by regulatory jurisdiction.

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

Note 10: Short-Term Debt

        We had $25.0 million in short-term borrowings outstanding under our four-year secured revolving credit facility on December 31, 2007. No short-term borrowings were outstanding on December 31, 2006.

Five-Year Unsecured Revolving Credit Facility

        In September 2004, we completed a $110 million unsecured revolving credit facility that matures in September 2009 (the Five-Year Unsecured Revolving Credit Facility). There were no borrowings outstanding on this facility as of December 31, 2007. The Five-Year Unsecured Revolving Credit Facility bears interest at the Eurodollar Rate plus 5.50%, subject to reduction if our credit rating improves. Among other restrictions, the Five-Year Unsecured Revolving Credit Facility contains financial covenants similar to, but less restrictive than, those contained in the Iatan Facility described in Note 11. We were in compliance with these covenants as of December 31, 2007.

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

$180 Million Unsecured Revolving Credit and Letter of Credit Facility

        In April 2005, we entered into a five-year credit agreement with a commercial lender. Subject to the satisfaction of certain conditions, the facility provides for up to $180 million of cash advances and letters of credit for working capital purposes. Cash advances must be repaid within 364 days unless we obtain the necessary regulatory approvals to incur long-term indebtedness under the facility. As of December 31, 2007, we had $150.0 million of uncollateralized capacity at an average cost of 3.65% under this agreement, which contains a $40 million "cross default" provision. As of December 31, 2007, $146.4 million of the available capacity had been utilized for letters of credit under this facility.

Four-Year Secured Revolving Credit Facility

        In April 2005, we executed a four-year $150 million secured revolving credit facility (the AR Facility). Proceeds from this facility may be used for working capital and other general corporate purposes. Borrowings under this facility are secured by the accounts receivable generated by our regulated utility operations in Colorado, Iowa, Kansas, Missouri and Nebraska. Borrowings under the AR Facility bear interest at LIBOR plus 1.375%, subject to reduction if our credit ratings improve. Borrowings must be repaid within 364 days unless we obtain the necessary regulatory approvals to incur long-term indebtedness under the facility. Among other restrictions, we are required under the AR Facility to maintain the same debt-to-total capital and EBITDA-to-interest expense ratios as those contained in the Five-Year Unsecured Revolving Credit Facility discussed above. The credit agreement also contains a $40 million "cross default" provision. We had borrowed $25.0 million under this facility as of December 31, 2007 at a rate of 7.75%.

$50 Million Revolving Credit and Letter of Credit Facility

        In January 2006, we closed on a $50 million short-term letter of credit facility with a commercial lender that allows us to issue letters of credit under the facility. The credit agreement contains a $40 million "cross default" provision. On December 19, 2007, we extended the maturity date to December 17, 2008, and increased the advance rate to 1.10%. There were $41.1 million of letters of credit outstanding under this facility as of December 31, 2007.

Other

        We had an additional $.8 million of letters of credit outstanding as of December 31, 2007.

Note 11: Long-Term Debt

This table summarizes our long-term debt:

	December 31,
In millions	2007	2006

First Mortgage Bonds:
9.44% Series, due annually through 2021 (a)	$15.7	$16.9
Senior Notes:
8.2% Series, due January 15, 2007	—	14.6
7.625% Series, due November 15, 2009	68.5	68.5
9.95% Series, due February 1, 2011	137.3	137.3
7.75% Series, due June 15, 2011	197.0	197.0
14.875% Series, due July 1, 2012	500.0	500.0
8.27% Series, due November 15, 2021	80.9	80.9
9.0% Series, due November 15, 2021	—	5.0
8.0% Series, due March 1, 2023	—	51.5
7.875% Series, due March 1, 2032	—	287.5
Medium Term Notes:
Various, 7.2%*, due 2013-2023	16.0	17.0
Mandatorily Convertible Notes:
6.75% Series, converted on September 15, 2007 into common shares at a conversion rate of 8.0386 shares per $25 par value convertible note	—	2.6
Convertible Subordinated Debentures:
6.625% due July 1, 2011	—	2.0
Other:
Other notes and obligations 4.88%*, due 2008-2028 (a)	22.4	24.8

Total long-term debt	1,037.8	1,405.6
Less current maturities	2.4	19.7

Long-term debt, net	$1,035.4	$1,385.9

Fair value of long-term debt, including current maturities (b)	$1,187.4	$1,600.5

  *
  Weighted average interest rate.

  (a)
  Approximately $32.6 million of our long-term debt, including $16.8 million of other notes, is secured by certain assets of the Company as specified in various mortgages, indentures and security agreements.

  (b)
  The fair value of long-term debt is based on current rates at which we could borrow funds with similar remaining maturities.

        The amounts of long-term debt maturing in each of the next five years and thereafter are as follows:

In millions	Maturing Amounts

2008	$2.4
2009	70.8
2010	1.1
2011	335.5
2012	501.2
Thereafter	126.8

Total	$1,037.8

        Each series of our unsecured senior notes is subject to a "cross default" provision ranging from $5 million to $40 million, as applicable.

Early Retirement of Senior Notes

        In May 2006, we announced a cash tender offer for the early retirement of certain of our outstanding senior notes. Noteholders that accepted the tender received the accrued interest from the last interest payment date, and those that properly tendered their notes before the early tender time date were also entitled to receive an additional early tender premium of 2% of the debt tendered. We completed the cash tender offer in June 2006, which resulted in the early retirement of $350 million of aggregate debt principal. We recorded a pretax early retirement loss of $22.7 million, or $14.0 million after tax, in connection with the transaction. The table below provides the detail on the notes retired:

Title of Security	Principal Amount Retired (in millions)

6.7% Notes due 10/15/2006	$84.5
8.2% Notes due 1/15/2007	22.3
7.625% Notes due 11/15/2009	130.5
9.95% Notes due 2/01/2011	112.7

Total	$350.0

        In May 2007, we announced that call notices had been issued for the redemption of certain of our senior notes. In June 2007, we completed the redemption, which resulted in the early retirement of $344 million of aggregate debt principal. We recorded a pretax early retirement loss of $1.3 million, or $.8 million after tax, in connection with the transaction in the second quarter of 2007. The table below provides the detail on the notes retired:

Title of Security	Principal Amount Retired (in millions)

7.875% Notes due 3/1/2032	$287.5
8.0% Notes due 3/1/2023	51.5
9.0% Notes due 11/15/2021	5.0

Total	$344.0

Mandatorily Convertible Senior Notes

        In 2004, we issued 13.8 million PIES units at $25 per PIES unit, including an over-allotment of 1.8 million PIES, representing $345.0 million of mandatorily convertible senior notes. These unsecured notes paid interest at 6.75% and converted automatically into shares of our common stock on September 15, 2007, at a conversion rate ranging from 8.0386 to 9.8039 shares of common stock per PIES unit. Our net proceeds on the issuance of the PIES were $334.3 million.

        In 2005, we announced an exchange offer related to the optional conversion of our PIES into shares of our common stock. Holders who tendered their securities received a conversion premium of 1.5896 shares of common stock in addition to the 8.0386 shares of common stock per PIES unit they would receive upon exercising their conversion option under the existing terms of the PIES. Holders of approximately 98.9% of the PIES units accepted our exchange offer and tendered their PIES units for conversion. As a result, we issued approximately 131.4 million shares of common stock pursuant to the terms of the PIES exchange offer, and recorded a pretax and after-tax early conversion loss of approximately $82.3 million related to the PIES exchange offer and certain cash repurchases of PIES units. We did not record a tax benefit from these transactions as the premiums paid were not deductible for tax purposes. The completion of these transactions reduced our annual cash interest payments by approximately $23.1 million through September 2007. In connection with the exchange offer, approximately $7.7 million of unamortized debt issue costs related to the PIES were reclassified to premium on capital stock.

        On September 15, 2007, the remaining $2.6 million of PIES units automatically converted into 835,640 shares of our common stock.

Five-Year Unsecured Term Loan

        In September 2004, we completed a $220 million unsecured term loan. We borrowed the full amount of the term loan and received $211.3 million of net proceeds after upfront fees and expenses. In June 2006, the holder of $10 million of term loan notes elected to receive an optional prepayment from the proceeds of the sale of our Missouri gas operations. In September 2006, we prepaid the remaining $210 million outstanding and paid a 2.5% prepayment fee of approximately $5.5 million.

Iatan Construction Financing

        In August 2005, we entered into a $300 million credit agreement that allows us to obtain loans and issue letters of credit (limited to $175 million of letters of credit) in support of our participation in the construction of Iatan 2 and our obligation to fund pollution controls being installed at an adjacent facility. Extensions of credit under the facility will be due and payable on August 31, 2010. Loans bear interest at the Eurodollar Rate plus 1.375%, subject to reduction if our credit rating improves. A fee based on our credit ratings will be paid on the amount of letters of credit outstanding. Obligations under the credit agreement are secured by the assets of our Missouri Public Service electric operations. There were no borrowings or letters of credit outstanding under this facility at December 31, 2007. Among other restrictions, the Iatan Facility contains the following financial covenants with which we were in compliance as of December 31, 2007:

(1)
We are required to maintain a ratio of total debt to total capital (expressed as a percentage) of not more than 75% from October 1, 2007 through September 30, 2008; 70% from October 1, 2008 through September 30, 2009; and 65% thereafter.

(2)
We must maintain a trailing 12-month ratio of EBITDA, as defined in the agreement, to interest expense of no less than 1.4 to 1.0 from October 1, 2007 through September 30, 2008; 1.6 to 1.0 from October 1, 2008 through September 30, 2009; and 1.8 to 1.0 thereafter.

(3)
We must maintain a trailing 12-month ratio of debt outstanding to EBITDA of no more than 6.0 to 1.0 from October 1, 2007 through September 30, 2008; 5.5 to 1.0 from October 1, 2008 through September 30, 2009; and 5.0 to 1.0 thereafter.

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

Credit Ratings

        As of December 31, 2007, our senior unsecured long-term debt ratings, as assessed by the three major credit rating agencies, were as follows:

Agency	Rating	Commentary

Moody's	Ba3	Ratings Under Review for Possible Upgrade
S&P	B+	Credit Watch Positive
Fitch	BB-	Rating Watch Positive

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

        If our credit ratings improve to certain levels, the interest rates on these notes will be lowered.

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

Retirement Investment Plan

        A defined contribution plan, the Retirement Investment Plan (Savings Plan), covers all of our full-time and eligible part-time employees. Participants may generally elect to contribute up to 50% of their annual pay on a before- or after-tax basis subject to certain limitations. The Company generally matches contributions up to 6% of pay. Participants may direct their contributions into various investment options. Matching contributions are made in cash and invested as directed by the employee. Company contributions for continuing operations were $6.4 million, $6.4 million and $6.3 million and for discontinued operations were $.2 million, $1.2 million and $1.9 million during the years ended December 31, 2007, 2006, and 2005, respectively. The Savings Plan also includes a discretionary contribution fund to which the Company historically contributed an additional 3% of base wages for eligible full-time employees. These contributions are made in cash and invested as directed by the employee. For 2007, 2006 and 2005, compensation expense discretionary contributions for continuing operations of $3.7 million, $3.9 million and $3.7 million, respectively, and for discontinued operations of $- million, $.4 million and $1.0 million, respectively, was recognized. Any Aquila common shares that have been elected by the employee related to this program are classified as outstanding when calculating earnings per share. Under the terms of the ERISA class action lawsuit settlement, all existing and future matching and discretionary contributions will become immediately 100% vested.

Omnibus Incentive Compensation Plan

        In 2002, the Board and our shareholders approved the Omnibus Incentive Compensation Plan. This plan authorizes the issuance of 9,000,000 shares of Aquila common stock as stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, stock awards, cash-based awards and annual incentive awards to all eligible employees and directors of the Company. All equity-based awards are issued under this plan. Stock options under this plan and preceding plans have generally been granted at fair market value with one to three year vesting terms and have been exercisable for seven to 10 years from the date of grant. Fair Market Value is defined as the average of the high and low prices for the day the grant was awarded. Cash received on stock options exercised was $1.0 million, the intrinsic value of options exercised was $.5 million and the tax benefit realized was $.2 million for the year ended December 31, 2007. As of December 31, 2007, we have approximately 4.4 million shares of common stock available for grant under this plan. Shares awarded are generally issued first from treasury shares then from newly issued shares.

        The terms of all grants outstanding under our Omnibus Incentive Compensation Plan provide for accelerated vesting of restricted stock awards and for accelerated vesting at target levels for performance-based restricted stock awards in the event of a change in control. A change in control also causes the time restrictions in our restricted stock awards to lapse.

Share-Based Payments

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payments" (SFAS 123R), that requires all companies to expense the value of employee stock options. SFAS 123R became effective for us as of January 1, 2006, and was applied to all outstanding unvested share-based awards on that date, consisting of 74,700 unvested stock options. We elected to use the modified prospective method to adopt SFAS 123R. The 2006 impact of the adoption of SFAS 123R was immaterial.

        We issued stock options to employees from time to time and had accounted for these options under APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), through December 31, 2005. All stock options issued are granted at the common stock's market price on the date of grant. Therefore, prior to 2006 we recorded no compensation expense related to stock options.

        Because we accounted for options under APB 25 in 2005, we disclosed a pro forma net loss and basic and diluted earnings (loss) per share as if we reflected the estimated fair value of options as compensation expense in accordance with SFAS 123R. Our pro forma net loss and basic and diluted loss per share were as follows:

In millions, except per share amounts	Year Ended December 31, 2005

Net loss:
As reported	$(230.0)
PIES adjustment (Note 14)	12.6

Loss available for common shares	(217.4)
Total stock-based employee compensation expense determined under fair value method, net of related tax benefits	(1.9)

Pro forma loss available for common shares	$(219.3)

Basic and diluted loss per share:
As reported	$(.60)
Pro forma	(.60)

        The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair values and assumptions were as follows:

Year Ended December 31, 2005

Weighted average fair value per share	$2.08
Expected volatility	83%
Risk-free interest rate	3.82%
Expected lives	3.7 years
Dividend yield	—

Summary of Stock Options

        This table summarizes all stock option activity:

	Year Ended December 31,
	2007	2006	2005

Shares:
Beginning balance	4,865,866	6,545,607	9,638,099
Granted	—	—	30,000
Exercised	(362,115)	(779,852)	(308,763)
Forfeited	(763,031)	(899,889)	(2,813,729)

Ending balance	3,740,720	4,865,866	6,545,607

Weighted average prices:
Beginning balance	$15.57	$14.92	$17.73
Granted price	—	—	3.44
Exercised price	2.83	2.61	2.28
Forfeited price	19.55	21.95	25.76

Ending balance	$16.00	$15.57	$14.92

        This table summarizes all outstanding and exercisable stock options as of December 31, 2007:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$1.44 - 1.83	518,281	1.97	$1.80	518,281	$1.80
$3.75	1,137,125	3.99	3.75	1,137,125	3.75
$18.50 - 24.90	1,321,853	1.01	22.47	1,321,853	22.47
$28.42 - 39.52	763,461	3.24	32.67	763,461	32.67

Total	3,740,720			3,740,720

        The aggregate intrinsic value of "in-the-money" outstanding and exercisable options was $1.0 million as of December 31, 2007.

Time-Based Restricted Stock Awards

        In 2005, 183,823 shares of restricted stock were awarded to certain managers and executives, excluding senior management, as an incentive to retain their services through this transition time. These awards vested in 2007 and have no further restrictions on the sale of the shares. On July 31, 2007, 106,000 shares of restricted stock were awarded to senior management; each recipient is a named executive officer of the Company. These awards will vest in three years, and no restrictions on the sale of shares will apply thereafter. The fair value of these stock awards is determined based on the number of shares granted and the average of the high and low quoted price of our stock on the date of the award. The compensation expense related to these awards was $.3 million for the year ended December 31, 2007. As of December 31, 2007, the estimated total compensation cost not yet recognized was $.3 million. This compensation cost will be recognized over the respective restriction periods. The total fair value of restricted stock released for the year ended December 31, 2007 was $2.4 million. Non-vested, time-based restricted stock awards and changes for the three years ended December 31, 2007 were as follows:

	Year Ended December 31,
	2007	2006	2005

Shares:
Beginning balance	351,515	632,210	453,326
Awarded	106,000	—	183,823
Released	(196,533)	(273,695)	(4,939)
Forfeited	(2,000)	(7,000)	—

Ending balance	258,982	351,515	632,210

Weighted average prices:
Beginning balance	$16.79	$17.81	$23.64
Awarded price	3.80	—	3.59
Released price	12.05	19.47	24.19
Forfeited price	3.60	3.60	—

Ending balance	$15.17	$16.79	$17.81

Remaining Contractual Terms in Years	1.18	.97	1.33

        The aggregate intrinsic value of outstanding time-based restricted stock was $1.0 million as of December 31, 2007.

Performance-Based Restricted Stock Awards

        Performance-based restricted stock awards were granted in the third quarter of 2006 to qualified individuals, excluding senior management, consisting of the right to receive a number of shares of common stock at the end of the restriction period, March 1, 2008, assuming performance criteria were met. Additional performance based restricted stock awards were granted to senior management in the third quarter of 2007 and will vest on December 31, 2008. The performance measure for the awards was the ratio of 2007 adjusted EBITDA to 2007 average net utility plant investment. The threshold level of performance was a ratio of 10.0%, target at a ratio of 11.5%, and maximum at a ratio of 13.0%. Shares would be earned at the end of the performance period as follows: 100% of the target number of shares if the target level of performance was reached, 50% if the threshold was reached, and 150% if the ratio was at or above the maximum, with the number of shares interpolated between these levels. No shares would be payable if the threshold is not reached.

        For the senior management who received these awards, the amount of performance-based restricted stock earned based upon the EBITDA-to-net utility plant investment ratio described above would be reduced if the Company failed to achieve one or more of the operating metrics. If the Company failed to achieve one of the four operating metrics, the amount of performance-based restricted stock would be reduced by 25%. If the Company failed to achieve two or three of the four operating metrics, the amount of performance-based restricted stock would be reduced by 50% or 75%, respectively. If the Company failed to achieve all four operating metrics for fiscal year 2007, the shares of performance-based restricted stock earned under the EBITDA-to-net utility plant investment calculation would be reduced to zero.

        The fair value of these stock awards was determined based on the number of shares granted and the average of the high and low quoted price of our stock on the date of the award. An estimated annual turnover rate of 8% was assumed to determine the compensation expense related to the 2006 award. No estimated turnover was assumed to determine the compensation expense in the 2007 award to members of senior management. The compensation expense related to these awards was $.8 million for the year ended December 31, 2007. As of December 31, 2007, the estimated total compensation cost not yet recognized was $.5 million. This deferred compensation cost is reflected as a deduction from our premium on capital stock and will be recognized over the period through March 1, 2008 for the 2006 award and December 31, 2008 for the 2007 award. Non-vested, performance-based restricted stock awards (based on target number) as of December 31, 2007 and changes during the years ended December 31, 2007 and 2006 were as follows:

	Year Ended December 31,
	2007	2006

Shares:
Beginning balance	176,000	—
Awarded	124,000	176,000
Released	(8,000)	—
Forfeited	(4,000)	—

Ending balance	288,000	176,000

Weighted average prices:
Beginning balance	$4.44	$—
Awarded price	3.80	4.44
Released price	4.44	—
Forfeited price	4.44	—

Ending balance	$4.16	$4.44

Remaining Contractual Terms in Years	.53	.17

        The aggregate intrinsic value of outstanding performance-based restricted stock was $1.1 million as of December 31, 2007.

        On February 26, 2008, committees of the Company's Board of Directors verified the 2007 actual results of the performance metrics applicable to the performance-based restricted stock awards, as set forth below.

Financial Metric	Threshold	Target	Maximum	2007 Actual	Payout as of % of Target

2007 Adjusted EBITDA to Average Net Utility Plant Investment	10%	11.5%	13%	13.8%	150%

        In determining the 2007 actual results above, the committees verified that the Company's non-GAAP 2007 Adjusted EBITDA was $265.0 million and the Company's 2007 average net utility plant investment was $1.9 billion. To compute the Company's 2007 Adjusted EBITDA, the Company's actual 2007 EBITDA from continuing operations of $239.0 million was increased by excluding $26.0 million of merger-related costs and severance costs incurred last year.

	Electric States		Gas States
Operating Metrics	CO	MO	CO	KS	IA	NE	Total

Network Reliability (Target)	n/a	n/a	2	2	2	2	n/a
Network Reliability (2007 Actual)	n/a	n/a	1	—	1	—	n/a

Network Reliability—SAIFI (Target)	1.32	1.73	n/a	n/a	n/a	n/a	n/a
Network Reliability—SAIFI (2007 Actual)	.93	1.58	n/a	n/a	n/a	n/a	n/a

Customer Service—Meter Reading Accuracy (Target)	99.4%	99.4%	99.4%	99.4%	99.4%	99.4%	n/a
Customer Service—Meter Reading Accuracy (2007 Actual)	99.8%	99.9%	99.5%	99.7%	99.7%	99.7%	n/a

Customer Service—Customer Service Calls within 20 Seconds (Target)	n/a	n/a	n/a	n/a	n/a	n/a	72.0%
Customer Service—Customer Service Calls within 20 Seconds (2007 Actual)	n/a	n/a	n/a	n/a	n/a	n/a	82.0%

        Because the 2007 actual performance for each operating metric exceeded target, none of the shares of performance-based restricted stock awarded to our senior officers (including Jon Empson, Leo Morton, Beth Armstrong, and Christopher Reitz) will be forfeited. As a result, 100% of the shares of performance-based restricted stock granted to these named executive officers was earned.

Director Stock Awards

        Non-employee directors receive as part of his or her annual retainer, an annual award of 7,500 shares of fully vested common stock of the Company. Each director may elect to defer receipt of their shares until retirement or until they are no longer a member of our Board of Directors. Shares are awarded on the last trading day of each calendar quarter. Compensation expense is based upon the fair market value defined as the average of the high and low quoted price of the Company's common stock at the date of issuance.

	Year Ended December 31,
	2007	2006	2005

Shares:
Beginning balance	208,372	211,187	164,312
Awarded	52,500	50,625	56,250
Released	(15,000)	(53,440)	(9,375)

Ending balance	245,872	208,372	211,187

Weighted average prices:
Beginning balance	$4.45	$4.33	$4.51
Awarded price	4.03	4.30	3.71
Released price	4.03	3.83	3.71

Ending balance	$4.38	$4.45	$4.33

        The aggregate intrinsic value of outstanding director stock awards was $.9 million as of December 31, 2007.

Note 13: Accumulated Other Comprehensive Income (Loss)

        The table below reflects the activity for accumulated other comprehensive income (loss) for 2005, 2006 and 2007:

In millions	Foreign Currency Adjustments	Unrecognized Pension and Post- retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)

Balance December 31, 2004	$.8	$—	$.8
2005 Change	(.9)	—	(.9)

Balance December 31, 2005	(.1)	—	(.1)
2006 Change	.1	—	.1
Effect of SFAS 158 adoption	—	(30.6)	(30.6)

Balance December 31, 2006	—	(30.6)	(30.6)
2007 Change	.1	31.0	31.1

Balance December 31, 2007	$.1	$.4	$.5

        See Note 16 for further discussion of the effects of the adoption of SFAS 158 as of December 31, 2006.

Note 14: Earnings (Loss) Per Common Share

        The table below shows how we calculated basic and diluted earnings (loss) per share. Basic earnings (loss) per share and basic weighted average shares are the starting point in calculating the dilutive measures. To calculate basic earnings (loss) per share, divide our earnings (loss) available for common shares by weighted average shares outstanding, without adjusting for dilutive items. Diluted earnings (loss) per share is calculated by dividing our earnings (loss), after assumed conversion of dilutive securities, by our weighted average shares outstanding, adjusted for the effect of dilutive securities. However, as a result of the losses from continuing operations in 2007, 2006 and 2005, the potential issuances of common stock for dilutive securities of 240,299, 497,803 and 526,020, respectively, were considered anti-dilutive and therefore not included in the calculation of diluted earnings (loss) per share.

	Year Ended December 31,
In millions, except per share amounts	2007	2006	2005

Loss from continuing operations	$(18.1)	$(282.0)	$(158.0)
Interest and debt amortization costs associated with the PIES	.1	.2	12.6

Loss available for common shares from continuing operations	(18.0)	(281.8)	(145.4)
Earnings (loss) from discontinued operations	12.7	305.9	(72.0)

Income (loss) available for common shares and assumed conversions	$(5.3)	$24.1	$(217.4)

Basic and diluted earnings (loss) per share:
Loss available for common shares from continuing operations	$(.05)	$(.75)	$(.40)
Earnings (loss) from discontinued operations	.04	.81	(.20)

Basic and diluted income (loss) per share	$(.01)	$.06	$(.60)

Weighted average number of common shares used in basic and diluted earnings (loss) per share	375.68	375.01	363.30

Note 15. Income Taxes

        Loss from continuing operations before income taxes consisted of:

	Year Ended December 31,
In millions	2007	2006	2005

Domestic	$(18.4)	$(347.7)	$(183.2)
Foreign	6.3	(1.6)	(17.9)

Total	$(12.1)	$(349.3)	$(201.1)

        Our income tax expense (benefit) consisted of the following:

	Year Ended December 31,
In millions	2007	2006	2005

Current:
Federal	$(5.9)	$(11.4)	$—
Foreign	8.8	(4.8)	(2.6)
State	(1.0)	(2.0)	—
Deferred:			—
Federal	1.9	(44.4)	(30.1)
Foreign	1.9	3.2	(5.1)
State	.3	(7.9)	(5.3)

Income tax expense (benefit) from continuing operations	6.0	(67.3)	(43.1)

Income tax expense (benefit) from discontinued operations:
Current	—	—	—
Deferred	(3.9)	15.4	(41.0)

Income tax expense (benefit) from discontinued operations	(3.9)	15.4	(41.0)

Total	$2.1	$(51.9)	$(84.1)

        The principal components of deferred income taxes consist of the following:

	December 31,
In millions	2007	2006 (1)

Deferred Tax Assets:
Alternative minimum tax credit carryforward	$76.1	$63.4
General business credit carryforward	.4	1.1
Capital loss carryforward	187.0	187.6
Unrealized capital losses	—	11.3
U.S. net operating loss carryforward	311.6	327.5
State net operating loss carryforward	73.7	67.1
Pension and post-retirement benefits obligations	17.9	36.8
Other	15.1	15.0
Less: valuation allowance	(385.4)	(374.3)

Total deferred tax assets	296.4	335.5

Deferred Tax Liabilities and Credits:
Accelerated depreciation and other plant differences:
Regulated	217.1	237.0
Non-regulated	8.2	16.2
Regulatory asset—income taxes	49.4	50.8
Regulatory asset—pension and post-retirement benefits	11.2	28.5
Other	10.5	3.0

Total deferred tax liabilities and credits	296.4	335.5

Deferred income taxes and credits, net	$—	$—

  (1)
  Balances adjusted to reflect adoption of FIN 48. See discussion below.

        Our effective income tax rate from continuing operations differed from the statutory federal income tax rate primarily due to the following:

	Year Ended December 31,
	2007	2006	2005

Statutory Federal Income Tax Rate	(35.0)%	(35.0)%	(35.0)%
Tax effect of:
State income taxes, net of federal benefit	(2.0)	(3.8)	(1.7)
Increased state NOL benefit	(68.7)	(4.8)	—
Change in unrecognized tax benefits	(222.1)	25.7	21.6
PIES conversion costs/amortization	—	.1	16.5
Canadian tax audit	70.9	—	—
Settlement of 1996-1997 IRS audit	(23.7)	—	—
Estimate of non-deductible transaction costs	39.9	—	—
Valuation allowance adjustments	292.3	.9	(26.4)
Other	(2.8)	(2.4)	3.6

Effective Income Tax Rate	48.8%	(19.3)%	(21.4)%

FIN 48 Unrecognized Tax Benefits

Impact of Adoption of FIN 48

        We adopted FIN 48 on January 1, 2007. This interpretation sets a "more likely than not" threshold before tax benefits can be recognized in our financial statements. Our practice prior to FIN 48 was to recognize income tax benefits when they were reflected on filed income tax returns and establish a reserve against these tax benefits when their ultimate realization was deemed to be not "probable." Our reserve for uncertain tax positions was $377.3 million at December 31, 2006.

        In connection with the adoption of FIN 48 we analyzed our uncertain tax positions using the new "more likely than not" threshold. Based on this analysis, the reserve for uncertain tax positions was reduced by $175.4 million. This reduction was substantially offset by the establishment of a valuation allowance against net deferred tax assets (discussed below) in the amount of $156.1 million. These two adjustments were effected through a $19.3 million net increase to beginning accumulated deficit in the first quarter of 2007.

        As discussed above, our practice prior to implementing FIN 48 was to record tax benefits based on returns as filed and establish a reserve against tax benefits when they were deemed to be uncertain. Under FIN 48, however, tax benefits are not recorded when their ultimate realization is deemed to be uncertain. Rather, they are separately disclosed as unrecognized tax benefits. As such, in conjunction with the implementation of FIN 48, we reclassified our deferred tax accounts at January 1, 2007 to reduce deferred tax assets that relate to unrecognized tax benefits. The reserve for uncertain tax benefits was reduced by the same amount.

        Significant deferred tax accounts impacted by these adjustments related to net operating loss (NOL) carryforwards, AMT credit carryforwards, general business credit carryforwards and deferred tax liabilities. In addition, some tax uncertainties relate to the characterization of certain taxable gains as capital gains instead of ordinary income. Thus, the reduction in deferred tax assets for NOL carryforwards was partially offset by an increase in deferred tax assets for capital loss carryforwards. However, we maintain a full valuation allowance against the tax benefits from our capital loss carryforwards (discussed below), so this valuation allowance was likewise increased. These adjustments did not change the amount of net deferred tax assets. The following table illustrates the FIN 48 adjustments and the reclassification of our deferred tax accounts.

In millions	Pre FIN 48 12/31/2006	Adjustment	Reclass	Post FIN 48 1/1/2007

Summary Deferred Tax Assets:
Alternative minimum tax credit carryforward	$92.3		$(28.9)	$63.4
General business credits	6.8		(5.7)	1.1
Federal and State net operating loss carryforwards	596.9		(202.3)	394.6
Realized and unrealized capital loss carryforwards	120.3		78.6	198.9
Other deferred tax assets	53.7		(1.9)	51.8
Reserve for uncertain tax positions	(377.3)	175.4	201.9	—
Valuation allowances	(139.7)	(156.1)	(78.5)	(374.3)

Total deferred tax assets	353.0	19.3	(36.8)	335.5

Summary Deferred Tax Liabilities:
Accelerated depreciation	(286.0)		32.8	(253.2)
Other deferred tax liabilities	(86.3)		4.0	(82.3)

Total deferred tax liabilities	(372.3)		36.8	(335.5)

Net deferred tax liability	$(19.3)	$19.3	$—	$—

Unrecognized Tax Benefits

        The amount of unrecognized income tax benefits at January 1, 2007 was $222.6 million. Of this amount, $196.9 million would have impacted the effective rate, if recognized. We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of January 1, 2007, we had $8.2 million of accrued interest and penalties, net of $3.2 million of tax benefit, included in the reserve for uncertain tax positions. At December 31, 2007, the amount of unrecognized income tax benefits decreased to $205.2 million. Of this amount, $169.2 million would impact the effective rate if recognized. Accrued interest and penalties associated with uncertain tax positions at December 31, 2007 were $9.5 million, net of $3.7 million tax benefit. The following table illustrates the changes to our unrecognized tax benefits during 2007.

Rollforward of Unrecognized Tax Benefits from Uncertain Tax Positions

In millions	Unrecognized Tax Benefits	Accrued Interest

Balance at Adoption (January 1, 2007)	$222.6	$8.2
Additions related to 2007 tax positions	—	—
Additions related to tax positions prior years	8.4	1.3
Reductions related to tax positions prior years	(15.9)	—
Reduction related to lapse of statue of limitations	—	—
Settlements	(9.9)	—

Balance at December 31, 2007	$205.2	$9.5

        In addition to our consolidated Federal and various state tax returns, we file separate subsidiary tax returns in Canada and certain other states. All of our federal income tax returns are examined by the Internal Revenue Service (IRS). The IRS is currently auditing the years 2003-2004 and the audit report for years 1998-2002 is currently under review by The Joint Committee on Taxation.

        On May 7, 2007 the Canada Revenue Agency (CRA) proposed to disallow certain deductions relating to Goods and Service Taxes and intercompany accounts taken on the 2002 Canadian income tax return of our wholly-owned subsidiary, Aquila Canada Corp (ACC). ACC was part of our Merchant Services business in Canada. We contested the proposed adjustments. Pursuant to FIN 48, during the second quarter we wrote off our Canadian current income tax receivable of $4.8 million and recorded a current income tax payable of $3.6 million. This increased our unrecognized tax benefits by $8.4 million in the second quarter. In November 2007, we agreed with the CRA to a reduced adjustment to ACC's 2002 taxable income consistent with the amount of our second quarter adjustment. No additional write off or expense was recorded due to the settlement. This settlement reduced unrecognized tax benefits by $8.4 million in the fourth quarter.

        On October 9, 2007 we agreed to adjustments contained in IRS audit reports related to our 1998 to 2002 taxable years. In addition, the agreement stipulates consistent treatment during our 2003 and 2004 taxable years for certain issues related to our former Networks businesses in Australia and Canada. The audit report and agreements must be approved by the Joint Committee on Taxation. There is no timetable for such approval, but the statute of limitations for the years 1998 to 2002 is scheduled to expire on November 30, 2008. We expect the following consequences upon conclusion of these audits: (i) tax refunds of $19.7 million, $4.8 million of which will be received after the full 2003-2004 audit is complete; (ii) our federal net operating loss carryforwards will be decreased by $250.1 million ($87.6 million of tax benefit); (iii) our capital loss carryforwards will be decreased by $53 million ($18.6 million of tax benefit offset by a reduction in valuation allowance by the same amount); (iv) our AMT credit will be decreased by $7.5 million; (v) our general business credit carryforward will be decreased by $5.6 million; and (vi) we will pay interest to the IRS of $7.7 million, $3.4 million of which is currently on deposit with the IRS. In addition, we expect our deferred tax liability to decrease by $34.4 million for those IRS adjustments that do not impact our effective tax rate. We do not anticipate additional income statement or balance sheet impact upon conclusion of these audits. Rather, the impact of these adjustments, both positive and negative, is currently included in our unrecognized tax benefits.

        It is reasonably possible that the amount of unrecognized tax benefits will change significantly within the next twelve months. These benefits relate to income, deductions and foreign tax credits of our former international operations in New Zealand, Australia and Canada as well as the deduction of certain other transaction costs and expenses. In addition the benefits relate to the character (capital vs. ordinary) of certain gains and losses. This change will occur if the Joint Committee on Taxation approves our agreement with the IRS regarding our 1998 to 2002 taxable years and we determine these taxable years are effectively settled. In such case, we estimate that our unrecognized tax benefits would decrease by $111.4 million primarily reflecting the audit consequences discussed above. In addition, we estimate that accrued interest associated with uncertain tax benefits would decrease by $5.8 million, net of tax benefit.

Significant Deferred Tax Assets

Tax Credits

        At December 31, 2007 and 2006, after implementation of FIN 48 we had tax benefits related to alternative minimum tax credit carryforwards of $76.1 million and $63.4 million, respectively. These credits do not expire and can be used to decrease future cash tax payments.

        At December 31, 2007 and 2006, after implementation of FIN 48 we had tax benefits related to general business tax credit carryforwards of $.4 million and $1.1 million, respectively.

Capital Loss Carryforwards

        As of December 31, 2007 and 2006, respectively, after implementation of FIN 48, we had approximately $187 million and $198.9 million of tax benefits related to capital loss carryforwards. The benefits from the capital loss carryforwards at December 31, 2007 expire as follows: $88.6 million in 2008, $85.1 million in 2009, and $13.3 million in 2012. Included in the tax benefits that expire in 2008 and 2009 respectively are $20.1 million and $52.4 million of tax benefits for capital losses that we treated as ordinary losses on filed income tax returns. The tax benefits from the ordinary losses on the returns as filed are included in unrecognized tax benefits for net operating loss carryforwards discussed below. If the unrecognized tax benefits from the net operating loss carryforwards are recognized, then the recognized tax benefits from capital loss carryforwards will be decreased by the same amount. The tax benefits from capital loss carryforwards are subject to a full valuation allowance, as discussed below. Thus, any changes to unrecognized tax benefits impacting capital loss carryforwards will have an offsetting impact on the related valuation allowance.

Net Operating Loss Carryforwards

        At December 31, 2007 and 2006, after implementation of FIN 48 we had tax benefits of $311.6 million and $327.5 million, respectively, related to federal NOL carryforwards. As of December 31, 2007, $83.1 million related to NOLs originating in 2003, $103.2 million originating in 2004, $74.1 million originating in 2005 and $82.3 million originating in 2006. We estimate 2007 taxable income to be $88.8 million. The $31.1 million federal tax liability related to this income will be offset by tax benefits from the 2003 NOL. The balance of the 2003 federal net operating loss carryforward expires in 2023 and can be carried back to 2001 to offset potential IRS audit adjustments. The 2004, 2005 and 2006 federal net operating loss carryforwards expire in 2024, 2025 and 2026, respectively, and cannot be carried back due to losses in the carryback years.

        In addition to the deferred tax benefits related to federal NOLs, after implementation of FIN 48, we also have deferred tax benefits of $73.7 million and $67.1 million related to state net operating losses as of December 31, 2007 and 2006, respectively. In addition to our normal tax provision, during 2007 we recorded $11.5 million of incremental tax benefit substantially due to the increase in our apportionment factor for Missouri and we recorded $3.2 million of tax expense to write off the benefit of NOLs because we no longer operate in certain states. The state net operating loss carryforwards expire in various years.

Valuation Allowances

        We are required to assess the ultimate realization of deferred tax assets using a "more likely than not" assessment threshold. This assessment takes into consideration tax planning strategies within our control. This assessment, however, does not take into consideration the expected taxable gains, both ordinary and capital, from pending sales of our Colorado electric properties and our Colorado, Kansas, Iowa and Nebraska gas properties. In addition, the assessment does not take into consideration our pending merger with a subsidiary of Great Plains Energy.

        As a result of this assessment, we have established a full valuation allowance against tax benefits from net capital loss carryforwards, a partial valuation allowance against tax benefits from state net operating loss carryforwards, and a full valuation allowance against the remaining balance of net deferred tax assets. The valuation allowance against our net deferred tax assets was initially established in an amount of $156.1 million on January 1, 2007 in conjunction with the implementation of FIN 48. It was recorded through a decrease to beginning accumulated deficit, partially offsetting the FIN 48 increase to retained earnings of $175.4 million. The following table illustrates the changes to our tax valuation allowances during 2007.

In millions	Pre FIN 48 12/31/2006	Adjustment	Reclass	Post FIN 48 1/1/2007	2007 Adjustments	12/31/2007

Valuation Allowance Against:
Capital Loss Carryforwards	$(120.3)		$(78.6)	$(198.9)	$11.9	$(187.0)
State NOL Carryforwards	(19.4)		4.4	(15.0)	.5	(14.5)
Net Deferred Tax Assets	—	(156.1)	(4.3)	(160.4)	(23.5)	(183.9)

Total	$(139.7)	$(156.1)	$(78.5)	$(374.3)	$(11.1)	$(385.4)

        The 2007 adjustments include $35.4 million of tax expense recorded in continuing operations primarily related to the valuation allowance against net deferred tax assets and $11.9 million tax benefit in other comprehensive income. The tax benefit recorded in other comprehensive income relates to the decrease in valuation allowance due to the decrease in deferred tax assets associated with SFAS 158 pension, SERP and post-retirement benefit adjustments which were also recorded in other comprehensive income. In addition, 2007 adjustments include a $7.2 million tax benefit recorded in discontinued operations related to the release of valuation allowance against capital loss carryforwards. Lastly, 2007 adjustments also include a $5.2 million FIN 48 adjustment primarily related to the valuation allowance against capital losses. This adjustment did not impact our provision since it was fully offset by an adjustment to our deferred tax assets.

Loss on PIES Exchange

        As discussed in Note 11, we recorded a pretax loss of $82.3 million in 2005 on the early conversion of the PIES. In addition, in 2007, 2006 and 2005 we recorded interest and amortization of debt issue costs on our PIES of $.1 million, $.2 million and $12.6 million, respectively. No tax benefits were recorded as these costs were not deductible for income tax purposes.

Note 16: Employee Benefits

        We provide defined benefit pension plans for our employees. Benefits under the plans reflect the employees' compensation, years of service and age at retirement. We satisfy the minimum funding requirements under ERISA. In addition to pension benefits, we provide post-retirement health care and life insurance benefits for certain retired employees. We fund the net periodic post-retirement benefit costs to the extent that they are tax-deductible and/or recoverable in our utility rates.

        On August 17, 2006, President Bush signed The Pension Protection Act of 2006 (the "Pension Protection Act") into law. The Pension Protection Act makes changes to important aspects of qualified retirement plans. Among other things, it introduces a new funding requirement for single- and multi-employer defined benefit pension plans, provides legal certainty on a prospective basis for cash balance and other hybrid plans and addresses contributions to defined contribution plans, deduction limits for contributions to retirement plans and investment advice provided to plan participants. We have conformed to the Pension Protection Act.

        The following table shows the funded status of our pension and post-retirement benefit plans and the amounts included in the Consolidated Balance Sheets, and Consolidated Statements of Comprehensive Income. For measurement purposes, projected benefit obligations and the fair value of plan assets were determined as of September 30, 2007 and 2006.

	Pension Benefits		Other Post-retirement Benefits

Dollars in millions	2007	2006	2007	2006

Change in Projected Benefit Obligation:
Benefit obligation at start of year	$381.7	$408.9	$56.9	$85.4
Service cost	8.9	9.3	1.2	.8
Interest cost	19.9	20.9	2.7	4.0
Plan participants' contribution	—	—	1.8	7.5
Transfers	.3	—	—	—
Effects of curtailments	(.9)	(17.8)	(10.5)	(5.7)
Effects of settlements	(22.9)	(32.9)	—	(15.6)
Actuarial (gain) loss	(35.9)	10.7	5.5	(13.5)
Benefits paid	(14.9)	(17.4)	(5.5)	(6.0)

Projected benefit obligation at end of year	$336.2	$381.7	$52.1	$56.9

Change in Plan Assets:
Fair value of plan assets at start of year	$325.7	$353.4	$17.2	$13.1
Actual return on plan assets	32.4	21.8	(.6)	(4.2)
Employer contribution	1.0	.8	7.1	13.0
Transfers	(22.9)	(32.9)	—	(6.2)
Plan participants' contribution	—	—	1.8	7.5
Benefits paid	(14.9)	(17.4)	(5.5)	(6.0)

Fair value of plan assets at end of year	$321.3	$325.7	$20.0	$17.2

Funded status:
Funded status	$(14.9)	$(56.0)	$(32.1)	$(39.7)
4th quarter employer contribution	.2	.2	1.1	2.6

Liability for pension and post-retirement benefits	$(14.7)	$(55.8)	$(31.0)	$(37.1)

Assets and Liabilities Recognized in the Consolidated Balance Sheets:
Pension and post-retirement benefits, current	$(.8)	$(.7)	$(2.5)	$(2.8)
Pension and post-retirement benefits	(13.9)	(46.3)	(28.5)	(25.4)
Non-current assets of discontinued operations	—	19.2	—	4.0
Non-current liabilities of discontinued operations	—	(8.8)	—	(8.9)
SFAS 71 regulatory asset—unrecognized costs	23.4	41.7	11.4	8.5
SFAS 71 net regulatory liability—Missouri	(9.0)	(10.1)	—	—
Amounts Recognized in the Consolidated Statements of Comprehensive Income:
Unrecognized transition amount	$—	$—	$4.3	$6.7
Unrecognized net actuarial (gain) loss	15.3	69.8	(4.7)	(10.0)
Unrecognized prior service cost	29.0	36.9	16.0	19.9
Accumulated regulatory (gain) loss adjustment	(3.4)	2.3	(2.9)	(2.5)
Less: SFAS 71 regulatory assets (continuing and discontinued)	(23.4)	(60.9)	(11.4)	(12.5)

Accumulated other comprehensive loss	17.5	48.1	1.3	1.6
Provision for deferred taxes	(18.6)	(18.5)	(.6)	(.6)

Accumulated other comprehensive (gain) loss	$(1.1)	$29.6	$.7	$1.0

	Pension Benefits		Other Post-retirement Benefits

Dollars in millions	2007	2006	2007	2006

Weighted Average Assumptions as of September 30:
Discount rate for expense	6.01%	5.80%	5.76%	5.53%
Discount rate for disclosure	6.51%	6.01%	6.12%	5.76%
Expected return on plan assets for expense	8.50%	8.50%	7.00%	7.00%
Expected return on plan assets for disclosure	8.25%	8.50%	6.00%	7.00%
Rate of compensation increase	4.40%	4.40%	n/a	n/a

        Included in the $336.2 million projected benefit obligation for pension benefits and $321.3 million of fair value of pension plan assets is an $11.9 million estimated transfer made to the buyer of our Kansas electric operations on December 31, 2007.

        For measurement purposes, to calculate the annual rate of increase in the per capita cost of covered health benefits for each future fiscal year, we used a graded rate for non-prescription drug medical costs starting at 7% in 2007 and decreasing 1% annually until the rate levels out at 5% for years 2009 and thereafter. For prescription drug costs, we used a graded rate starting at 11% in 2007 and decreasing 1% annually until the rate levels out at 5% for years 2013 and thereafter.

	Pension Benefits			Other Post-retirement Benefits

In millions	2007	2006	2005	2007	2006	2005

Components of Net Periodic Benefit Cost:
Service cost	$9.0	$9.4	$8.9	$1.2	$.8	$.6
Interest cost	19.8	20.9	22.0	2.8	4.0	5.0
Expected return on plan assets	(23.8)	(26.8)	(27.6)	(1.2)	(.6)	(1.0)
Amortization of transition amount	—	(.8)	(.8)	1.0	1.3	1.5
Amortization of prior service cost	4.5	5.1	4.2	2.0	2.3	2.2
Recognized net actuarial (gain) loss	2.6	3.6	4.1	(.4)	—	.5

Net periodic benefit cost before regulatory expense adjustments	12.1	11.4	10.8	5.4	7.8	8.8
Regulatory gain/loss adjustment	5.6	4.9	3.4	.4	.8	1.0
SFAS 71 regulatory adjustment	(1.1)	.7	3.9	—	—	—

Net periodic benefit cost after regulatory expense adjustments	16.6	17.0	18.1	5.8	8.6	9.8
Effect of curtailments and settlements included in gain on sale of assets	10.4	13.5	—	(4.8)	(.5)	—

Total periodic benefit costs	$27.0	$30.5	$18.1	$1.0	$8.1	$9.8

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Amounts arising during the period:
Recognized net actuarial (gain)/loss	$(21.4)	n/a	n/a	$(.2)	n/a	n/a

Total arising during the period	$(21.4)	n/a	n/a	$(.2)	n/a	n/a

Components of Net Periodic Benefit Cost Amortized to Income:
Prior service cost	$(2.3)	n/a	n/a	$(.1)	n/a	n/a
Recognized net actuarial (gain)/loss	(1.4)	n/a	n/a	—	n/a	n/a
Regulatory (gain)/loss adjustment	(5.6)	n/a	n/a	—	n/a	n/a

Total pension and post-retirement benefit costs amortized to income	$(9.3)	n/a	n/a	$(.1)	n/a	n/a

Total recognized in other comprehensive income	$(30.7)	n/a	n/a	$(.3)	n/a	n/a

Total recognized in net periodic benefit cost and other comprehensive income	$(3.7)	n/a	n/a	$.7	n/a	n/a

        The other changes in plans assets and benefit obligations recorded in the regulatory asset and other comprehensive income accounts during 2007 are as follows:

	Pension Benefits		Other Post-retirement Benefits

In millions	Regulatory Asset	Other Comprehensive Income	Regulatory Asset	Other Comprehensive Income

Amounts arising during the period:
Recognized net actuarial (gain)/loss	$(14.9)	$(21.4)	$5.7	$(.2)

Total arising during the period	$(14.9)	$(21.4)	$5.7	$(.2)

        The unrecognized net periodic benefit costs amortized to income from the regulatory asset and accumulated other comprehensive income accounts during 2007 are as follows:

	Pension Benefits		Other Post-retirement Benefits

In millions	Regulatory Asset	Other Comprehensive Income	Regulatory Asset	Other Comprehensive Income

Components of Net Periodic Benefit Cost Amortized to Income:
Transition amount	$—	$—	$1.0	$—
Prior service cost	2.2	2.3	1.9	.1
Recognized net actuarial (gain)/loss	1.2	1.4	(.4)	—
Regulatory (gain)/loss adjustment	—	5.6	.4	—

Total pension and post-retirement benefit costs amortized	$3.4	$9.3	$2.9	$.1

        In connection with the sale of our Kansas electric operations in 2007 and our Michigan, Minnesota and Missouri gas operations in 2006, we included the effects of curtailments and settlements in the determination of the gains on sales of these operations by considering the prepaid pension asset and pension and post-retirement benefit obligations in the net asset basis sold.

        In a 2004 settlement with the Missouri Commission, we agreed to recover our Missouri-related pension funding at an agreed-upon annual amount for ratemaking purposes. As ordered by the Missouri Commission, the difference between the agreed-upon expense for ratemaking purposes and the amount determined under SFAS 87 has been recognized as a regulatory liability of $9.0 million as of December 31, 2007, in accordance with SFAS 71. Previously, the Missouri Commission ordered the recognition of actuarial gains/losses for our Missouri-related pension and post-retirement benefit plans to follow an alternative method to the prescribed "corridor" method outlined in SFAS 87 and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pension." The difference between the "Missouri" method and the "corridor" method is noted as regulatory gain/loss adjustment or accumulated regulatory gain/loss adjustment in the preceding tables.

        As disclosed in Note 6, our former Kansas electric operations and our former Michigan, Minnesota and Missouri gas operations have been reclassified as discontinued operations. The components of net periodic benefit cost presented in the tables above disclose information for the plans in total. In 2007, the net periodic pension benefit cost charged to discontinued operations for our Kansas electric operations prior its sale in 2007, was $.5 million. In addition, the net periodic other post-retirement benefits cost charged to discontinued operations was $.4 million. In 2006, the net periodic pension benefit cost charged to discontinued operations, including the Michigan, Minnesota and Missouri gas operations prior to their sales in 2006, was $2.3 million. In addition, the net periodic other post-retirement benefits cost charged to discontinued operations was $1.9 million.

        The regulatory gain/loss adjustment and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $4.1 million and $2.2 million, respectively. The prior service cost for the defined benefit pension plans that will be amortized from the regulatory asset accounts into net periodic benefit cost over the next fiscal year is $2.1 million. The prior service cost and transition obligation for the other post-retirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are immaterial. The regulatory gain/loss adjustment, prior service cost and transition obligation for the other post-retirement benefit plan that will be amortized from the regulatory asset accounts into net periodic benefit cost over the next fiscal year are $(.3) million, $2.0 million and $.9 million, respectively.

        The funded status for the SERP plan with an accumulated benefit obligation in excess of plan assets is summarized below:

In millions	2007	2006

Accumulated Benefit Obligations in Excess of Plan Assets:
Fair value of plan assets at end of year	$—	$—
Accumulated benefit obligation at end of year	17.5	17.9

Funded status (a)	$(17.5)	$(17.9)

  (a)
  The SERP is reflected as an unfunded accumulated benefit obligation as plan assets are not netted against the obligations for non-qualified plans. We have segregated approximately $6.5 million of assets for the SERP as of December 31, 2007. We expect to fund estimated future benefit payments from these assets and Company contributions as needed.

        The accumulated benefit obligation for all our defined benefit pension plans was $302.5 million and $339.0 million at September 30, 2007 and 2006, respectively.

        On February 29, 2008, we amended the SERP to clarify (i) that a participant's combined benefit under our pension plan and SERP will not be less than his or her combined benefit under such plans as of December 31, 2004, and (ii) the formula used to compute benefits and the time at which small benefit amounts will be paid. These revisions are consistent with our past administrative practice and do not change the substantive provisions of the SERP. The foregoing description is qualified by reference to the plan amendment filed as an exhibit to this Form 10-K.

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

        Our qualified pension plan weighted-average asset allocations by asset category at September 30, 2007 and 2006 along with the long-term targets and target ranges, are as follows:

	Plan Assets at September 30,		Plan Asset Allocation Targets

	2007	2006	Long-Term	Range

Asset Category:
Core fixed income	20.4%	20.5%	21.0%	5.0-25.0%
High yield bonds	9.5	9.8	10.0	6.0-10.0
Large cap equities	27.4	27.3	29.0	27.0-37.0
Mid cap equities	11.0	10.5	10.0	8.0-12.0
Small cap equities	3.9	3.3	3.5	2.5-12.0
International equities	14.5	14.2	14.0	10.0-15.0
Emerging markets equities	2.9	2.4	2.5	0.0-5.0
Real estate	9.9	9.0	7.5	5.0-10.0
Private equity	.3	.7	2.5	0.0-5.0
Cash	.2	2.3	—	—

Total	100.0%	100.0%	100.0%	100.0%

        Our other post-retirement benefit plan assets at December 31, 2007 and 2006 were invested in government securities and short-term investments.

        Pension costs are impacted by actual employee demographics (including age, compensation levels, and employment periods), the level of contributions we make to the plan and earnings on plan assets. Changes made to the provisions of the plan may also impact current and future pension costs. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs. Pension plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased pension costs in future periods. Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also increase or decrease recorded pension costs.

        The following chart reflects the sensitivities associated with a change in certain actuarial assumptions by the indicated percentage. While the chart below reflects an increase in the percentage for each assumption, we and our actuaries expect that the inverse of this change would impact the projected benefit obligation (PBO) at December 31, 2007 and our estimated annual pension cost (APC) on the income statement for 2008 by a similar amount in the opposite direction. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

Dollars in millions	Change in Assumption Incr.(decr.)	Impact on PBO Incr.(decr.)	Impact on APC Incr.(decr.)

Discount rate	.25%	$(10.4)	$(1.3)
Rate of return on plan assets	.25%	—	(.8)

        The discount rate is defined as the rate at which plan obligations could effectively be settled. We utilize the Hewitt Yield Curve (HYC) in selecting the discount rate assumption for our pension and other post-retirement benefit plans. The HYC method is to project all benefit payments (PBO benefit payments) payable over the life of the plan. Then, stripped investment grade coupons (the top quartile of non-callable, Corporate Aa bonds or higher) are matched to the benefit payments and discounted back to the current date. The result is a PBO. Then, a single discount rate is produced that generates the same PBO. This single discount rate is the weighted-average of the stripped investment grade coupon rates.

        In selecting the expected rate of return on plan assets, we reviewed the three, five and ten year average historical returns of the plan. In addition, we considered current economic conditions, inflation and market dynamics. Finally, we reviewed benchmark information to ensure that our assumption was in line with rates used by other companies.

        Our health care plans are contributory, with participants' contributions adjusted annually. The life insurance plans are generally non-contributory. In estimating future health care costs, we have assumed future cost-sharing changes. The assumed health care cost trends significantly affect the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2008:

	1 Percentage-Point
In millions	Increase	Decrease

Effect on total of service and interest cost components	$.1	$(.1)
Effect on post-retirement benefit obligation	2.0	(1.8)

        Based on actuarial projections, we expect to contribute $.8 million and $5.1 million to our defined benefit pension plans and other post-retirement benefit plans, respectively, in 2008. Discretionary contributions in 2008 will be based upon fluctuations in the plan investments and discount rates.

        To comply with a regulatory condition related to the closing of the sale of our Kansas electric operations, we contributed $3.4 million to our qualified defined benefit pension plan and $1.1 million to our other post-retirement benefit plan in April 2007. As a result of the transfer of pension plan assets and pension benefits obligations in accordance with ERISA requirements to the buyers of our utility assets as discussed in Note 6, we expect to make an additional voluntary contribution of approximately $7.7 million to our defined benefit plan to maintain the funded status of our pension plan.

        Following are estimated future benefit payments, which reflect expected future service, as appropriate. Other post-retirement benefits are reflected gross without considering the estimated subsidy to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, while the estimated subsidy is shown separately.

In millions	Pension Benefits	Other Post-retirement Benefits	Medicare Drug Subsidy

Estimated Future Benefit Payments:
2008	$14.0	$5.1	$(.8)
2009	15.1	5.4	(.9)
2010	16.5	5.6	(1.0)
2011	17.6	5.8	(1.1)
2012	18.9	5.6	(1.1)
2013-2017	116.6	23.5	(4.5)

Note 17: Segment Information

        We manage our business in three business segments: Electric Utilities, Gas Utilities and Merchant Services. Our Electric and Gas Utilities currently consist of our regulated electric utility operations in two states and our natural gas utility operations in four states. We manage our electric and gas utility divisions by state. However, as each of our electric utility divisions and each of our gas utility divisions have similar economic characteristics, we aggregate our electric utility divisions into the Electric Utilities reporting segment and our gas utility divisions into the Gas Utilities reporting segment. The operating results of our former Kansas (sold April 1, 2007), Michigan (sold April 1, 2006), Missouri (sold June 1, 2006), and Minnesota (sold July 1, 2006) utility divisions have been reclassified to discontinued operations. Merchant Services includes the residual operations of Aquila Merchant Services, Inc. These operations include its commitments under long-term gas contracts and remaining wholesale energy contracts. Merchant Services also includes Aquila's contractual interest in the Crossroads plant, which is an investment of Aquila, Inc. and is not an asset of Aquila Merchant Services, Inc. The operating results of our two former Illinois merchant power plants, which were sold on March 31, 2006, have been reclassified to discontinued operations. The operating results of Everest Connections, which was sold on June 30, 2006, have also been reclassified to discontinued operations. All other operations are included in Corporate and Other, including the costs not allocated to our operating businesses.

        Each segment is managed based on operating results, expressed as EBITDA. Generally, decisions on finance, dividends and taxes are made at the Corporate level. The current and non-current assets of our discontinued operations are included in the segments referenced above.

	Year Ended December 31,
In millions	2007	2006	2005

Sales:(a)
Utilities:
Electric Utilities	$838.7	$768.6	$684.6
Gas Utilities	636.3	610.6	631.1

Total Utilities	1,475.0	1,379.2	1,315.7

Merchant Services	(8.4)	(9.7)	(1.6)
Corporate and Other	—	.1	—

Total	$1,466.6	$1,369.6	$1,314.1

  (a)
  For the years ended December 31, 2007, 2006 and 2005, respectively, the following (in millions) have been reclassified to discontinued operations and are not included in the above amounts: Electric Utilities sales of $42.4, $189.0 and $191.0; Gas Utilities sales of $3.4, $300.1 and $625.8; Merchant Services sales of $—, $2.2 and $17.0; and Corporate and Other sales related to Everest Connections of $—, $25.1 and $46.0.

	Year Ended December 31,
In millions	2007	2006	2005

Earnings (Loss) Before Interest, Taxes, Depreciation and Amortization (EBITDA):(a)
Utilities:
Electric Utilities	$195.5	$141.9	$147.7
Gas Utilities	65.0	44.2	33.6

Total Utilities	260.5	186.1	181.3

Merchant Services	(5.6)	(244.7)	(22.6)
Corporate and Other	(15.9)	(27.6)	(103.2)

Total EBITDA	239.0	(86.2)	55.5
Depreciation and amortization	108.3	103.9	106.4
Interest expense	142.8	159.2	150.2

Loss from continuing operations before income taxes	$(12.1)	$(349.3)	$(201.1)

  (a)
  For the years ended December 31, 2007, 2006 and 2005, respectively, the following (in millions) have been reclassified to discontinued operations and are not included in the above amounts: Electric Utilities EBITDA of $7.8, $48.1 and $47.9; Gas Utilities EBITDA of $3.5, $279.3 and $96.9; Merchant Services EBITDA of $1.6, $(.8) and $(156.1); and Corporate and Other EBITDA relating to Everest Connections of $—, $30.2 and $12.0.

	Year Ended December 31,
In millions	2007	2006	2005

Depreciation and Amortization Expense:(a)
Utilities:
Electric Utilities	$72.3	$70.5	$64.0
Gas Utilities	31.9	30.4	35.8

Total Utilities	104.2	100.9	99.8

Merchant Services	4.0	4.1	6.3
Corporate and Other	.1	(1.1)	.3

Total	$108.3	$103.9	$106.4

  (a)
  For the years ended December 31, 2007, 2006 and 2005, respectively, the following depreciation and amortization expense (in millions) have been reclassified to discontinued operations and are not included in the above amounts: Electric Utilities $-, $- and $9.7; Gas Utilities $-, $.9 and $16.1; Merchant Services $-, $- and $9.2; and Corporate and Other relating Everest Connections $-, $- and $7.5.

	December 31,
In millions	2007	2006

Identifiable Assets:(a)
Utilities:
Electric Utilities	$2,059.6	$2,169.5
Gas Utilities	646.5	689.5

Total Utilities	2,706.1	2,859.0

Merchant Services	205.0	316.2
Corporate and other	82.5	297.2

Total	$2,993.6	$3,472.4

  (a)
  Included in identifiable assets of Electric Utilities as of December 31, 2006, are current and non-current assets of discontinued operations of $312.6 million.

	Year Ended December 31,
In millions	2007	2006	2005

Capital Expenditures:(a)
Utilities:
Electric Utilities	$249.9	$142.1	$177.1
Gas Utilities	40.8	42.3	55.2

Total Utilities	290.7	184.4	232.3

Merchant Services	—	—	—
Corporate and other	7.9	20.8	17.7

Total	$298.6	$205.2	$250.0

  (a)
  Included in the years ended December 31, 2007, 2006 and 2005, respectively, are capital expenditures of discontinued operations as follows (in millions): Electric Utilities, $15.2, $19.0 and $21.9; Gas Utilities, $-, $10.0 and $22.8; and Corporate and Other relating to Everest Connections, $-, $8.2 and $11.4.

Note 18: Commitments and Contingencies

Capital Expenditures

        We have made certain construction commitments in connection with our 2008 capital expenditure plan. During 2008, we estimate that our total capital expenditures will be approximately $503.6 million, including $116.1 million related to Iatan 2 and $120.1 million of environmental upgrades.

Commitments

        We have various commitments relating to power, gas and coal supply commitments and lease commitments as summarized below.

In millions	2008	2009	2010	2011	2012	Thereafter	Total

Future minimum payments—
Facilities, equipment and other	$12.3	$9.6	$7.7	$6.5	$5.3	$13.0	$54.4
Merchant gas transportation obligations	5.5	5.5	5.5	5.0	2.5	10.8	34.8
Regulated business purchase obligations:
Purchased power obligations	120.3	112.9	115.5	108.3	29.2	68.2	554.4
Purchased gas obligations	58.5	56.6	56.3	53.5	47.0	77.0	348.9
Coal and rail contracts	95.9	65.7	61.5	22.5	22.7	102.2	370.5

Operating Lease Obligations

        Future minimum payments include operating leases of coal rail cars, vehicles and office space over terms of up to 20 years. Included in lease commitments above are approximately $28.1 million for vehicles and equipment under a one-year term renewable master personal property lease. We routinely exercise various lease renewal options and from time to time purchase leased assets for fair value at the end of lease terms. Contingent residual value obligations under this master lease were approximately $32.5 million at December 31, 2007. Rent expense for continuing operations for the years 2007, 2006 and 2005 was (in millions), $9.9, $9.6 and $10.9, respectively, and for discontinued operations was $.7, $1.8 and $3.4, respectively.

        We previously leased an 8% interest in the Jeffrey Energy Center through 2019. The lease payments varied by year but were recognized as lease expense on a straight-line basis of approximately $10.4 million annually. This lease interest was transferred to Westar in connection with the sale of our Kansas electric operations and is included in discontinued operations.

Merchant gas transportation obligations

        We have long-term commitments through 2017 for gas transportation capacity remaining from our wholesale energy trading business. We may terminate these commitments and may incur losses in future periods.

Regulated business purchase obligations

        In 2007, our continuing electric utility operations generated 52% of the power delivered to their customers. Our electric utility operations purchase coal and natural gas, including transportation capacity, as fuel for its generating power plants under long-term contracts through 2020. These operations also purchase power and gas to meet customer needs under short-term and long-term purchase contracts. Our gas utility operations purchase natural gas, including transportation capacity to meet customer needs under short- and long-term contracts through 2028.

Contingent Obligations

Credit Support

        We have entered into various agreements for commodity purchases, fleet leasing and insurance that require letters of credit for financial assurance purposes. These letters of credit are available to fund the payment of such obligations. At December 31, 2007, we had $188.3 million of letters of credit outstanding with expiration dates generally ranging from one month to 16 months.

Equity Put Rights

        Certain minority owners of Everest Connections had the option to sell their ownership units to us if Everest Connections did not meet certain financial and operational performance measures as of December 31, 2004 (target-based put rights). If the target-based put rights were exercised, we would have been obligated to purchase up to 4.0 million and 1.5 million ownership units at a price of $1.00 and $1.10 per unit, respectively, for a total potential cost of $5.65 million. In 2004, we believe we achieved the operating targets related to these ownership units. The holders of these ownership units are disputing our conclusion that Everest achieved these operating targets and are attempting to exercise these target-based put rights. We do not believe we have any obligation with regard to these target-based put rights.

        The minority owners notified us that they also intend to exercise their option to sell their 9.5 million ownership units to us at fair market value (market-based put rights). We have recorded a reserve of $2.8 million in connection with the sale of Everest Connections for this potential obligation. These minority owners have been unwilling to accept our fair market value analysis which was based on the auction results and ultimate sale price of Everest. They have filed suit against us with respect to our disputes involving both the target-based put rights and the market-based put rights. We believe we have strong defenses and will defend these cases vigorously.

Legal

        In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations. We believe the amounts provided in our consolidated financial statements are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2007, cannot be reasonably determined.

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

        On October 6, 2006, the Missouri Commission filed suit in the Circuit Court of Jackson County, Missouri against 18 companies, including Aquila and Aquila Merchant, alleging that the companies manipulated natural gas prices through the misreporting of natural gas trade data and, therefore, violated Missouri antitrust laws. The suit does not specify alleged damages and was filed on behalf of all local distribution gas companies in Missouri who bought and sold natural gas from June 2000 to October 2002. Our motion to have the case dismissed is pending. We believe we have strong defenses and will defend this case vigorously. We cannot predict whether we will incur any liability, nor can we estimate the damages, if any, that might be incurred in connection with this lawsuit. However, given the nature of the claims, an adverse outcome could have a material adverse effect on our financial condition, results of operations and cash flows.

ERISA Litigation

        On September 24, 2004, a lawsuit was filed in the U.S. District Court for the Western District of Missouri against us and certain members of our Board of Directors and management, alleging they violated the ERISA and were responsible for losses that participants in our 401(k) plan experienced as a result of the decline in the value of their Aquila common stock held in the 401(k) plan. A number of similar lawsuits alleging that the defendants breached their fiduciary duties to the plan participants in violation of ERISA by concealing information and/or misleading employees who held our common stock through our 401(k) plan were subsequently filed against us. The suits also sought damages for the plan's losses resulting from the alleged breaches of fiduciary duties. The court ordered that all of these lawsuits be consolidated into a single case captioned In re Aquila ERISA Litigation and certified the case as a class action. In April 2007, we settled the case for $10.5 million, which was paid by our insurance carrier. The settlement agreement was approved by the court in November 2007.

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

        In December 2005, the appellate court issued a new opinion affirming the Circuit Court's opinion, but also opining that it was not too late to obtain the necessary approval. In light of this, we filed an application for approval with the Missouri Commission in January 2006. In January

2006, the trial court granted our request to stay the permanent injunction until May 31, 2006, and ordered us to post a $20 million bond to secure the cost of removing the project. Effective May 31, 2006, the Missouri Commission issued an order specifically authorizing our construction and operation of the power plant and substation. On June 2, 2006, the trial court dissolved the $20 million bond, further stayed its injunction, and authorized us to operate the plant and substation while Cass County appealed the Missouri Commission's order.

        In June 2006, Cass County filed an appeal with the Circuit Court, challenging the lawfulness and reasonableness of the Missouri Commission's order. On October 20, 2006, the Circuit Court ruled that the Missouri Commission's order was unlawful and unreasonable. The Missouri Commission and Aquila have appealed the court's decision, and the Missouri Court of Appeals for the Western District of Missouri heard oral arguments in May 2007. We expect the Court of Appeals to issue its decision in the first half of 2008. If we exhaust all of our legal options and are ordered to remove the plant and substation, we estimate the cost to dismantle these facilities to be up to $20 million. We estimate the incremental cost of relocating and reconstructing the plant and substation on a site that is being developed to meet future generation needs to be approximately $75 million based on recent engineering studies. Additional costs may be incurred to store the equipment before relocating it, and to secure replacement power until the plant and substation can be reconstructed. We cannot reasonably estimate with certainty the total amount of these and other incremental costs that could be incurred, or the potential impairment of the carrying value of our investment in the plant we could suffer to the extent the ultimate costs incurred exceed the amount allowed for recovery in rates.

Coal Supply Litigation

        In the spring of 2005, one of our coal suppliers, C. W. Mining, terminated a long term, fixed price coal supply agreement allegedly because of a force majeure event. We incurred significant costs procuring replacement coal and disputed that the supplier was entitled to terminate the contract. We filed a lawsuit against the supplier in federal court in Salt Lake City and the trial was held in February 2007. On October 29, 2007, the United States District Court for the District of Utah, Central Division held that C.W. Mining's performance under the coal contract was not excused by a force majeure event and awarded us $24.8 million in damages. In order to preserve and recover on our claim, on January 8, 2008, we participated in the filing of an involuntary Chapter 11 bankruptcy petition against C.W. Mining in the United States Bankruptcy Court in Salt Lake City, Utah. With the implementation of a fuel adjustment clause in our recent Missouri rate case, we expect that 95% of net damages collected as a result of this litigation will be for the benefit of our Missouri customers through lower rates.

Environmental

        We are subject to various environmental laws. These include regulations governing air and water quality and the storage and disposal of hazardous or toxic wastes. We continually assess ways to ensure we comply with laws and regulations on hazardous materials and hazardous waste and remediation activities.

        As of December 31, 2007, we estimate probable costs of future investigation and remediation on our identified MGP sites, PCB sites and retained liabilities to be $3.6 million. This is our best estimate based upon our review of the potential costs associated with conducting investigative and remedial actions at our identified sites, as well as the likelihood of whether such actions will be necessary. There are also additional costs that we consider to be less likely but still "reasonably possible" to be incurred at these sites. Based upon the results of studies at these sites and our knowledge and review of potential remedial actions, it is reasonably possible that these additional costs could exceed our best estimate by approximately $5.1 million. This estimate could change materially after further investigation. It could also be affected by the actions of environmental agencies and the financial viability of other responsible parties.

        The EPA finalized several Clean Air Act regulations such as CAIR, BART and CAMR regulations in 2005 that would affect our coal-fired power plants by requiring reductions in emissions of SO2, NOx and mercury. We have completed engineering studies and obtained vendor bids which evaluated the costs and likely controls for compliance with these Clean Air Act regulations. For Missouri electric operations, we estimate that probable capital expenditures through 2010 will be approximately $144.7 million based on current engineering bids. Costs have been increasing because of the shortage of labor needed in the power sector and at this point we are not able to reasonably estimate if additional costs may be incurred.

Note 19: Pending Merger

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

        The merger agreement contains certain termination rights for both us and Great Plains Energy, including the right to terminate the merger agreement if the Merger has not closed by February 6, 2008 (subject to extension until August 6, 2008 for receipt of regulatory approvals required to consummate the Merger and the asset sales). On January 31, 2008, Aquila, Great Plains Energy and Black Hills extended the initial termination date to May 1, 2008.

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

        In April 2007, we and Great Plains Energy filed joint applications with the Missouri Commission and the Kansas Commission requesting approval of the Merger, and we and Black Hills filed joint applications with the Colorado Public Utilities Commission, IUB, Kansas Commission and Nebraska Commission requesting approval of the asset sales to Black Hills. In May 2007, the parties filed a joint application with the FERC requesting approval of the Merger and the sale of our Colorado electric assets to Black Hills, which we amended in June 2007. In July 2007, the parties filed the antitrust notifications required under the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act) to complete the Merger and the asset sales to Black Hills.

        On August 27, 2007, the Federal Trade Commission granted early termination of the statutory waiting period under the HSR Act for both the Merger and the asset sales to Black Hills. On August 31, 2007, the sale of our Iowa gas utility operation to Black Hills was approved by the IUB. On October 9, 2007, the merger agreement was adopted by Aquila's shareholders. On October 10, 2007, the issuance of common stock by Great Plains Energy in connection with the Merger was approved by Great Plains Energy's shareholders. On October 16, 2007, the Nebraska Commission approved the sale of our Nebraska gas operations to Black Hills. On October 19, 2007, the FERC approved the Merger and the sale of our Colorado electric operations to Black Hills.

        Regulatory hearings in Missouri began on December 3, 2007. The hearings were suspended on December 6, 2007, however, when Great Plains Energy announced its intention to submit a revised regulatory plan in connection with the Merger. On February 20, 2008, we and Great Plains Energy proposed a procedural schedule that would resume hearings on April 21, 2008, if the parties do not negotiate a settlement before then. On February 25, Great Plains Energy filed additional testimony with the Missouri Commission regarding its revised regulatory plan.

        Regulatory hearings in Kansas were scheduled to begin in January 2008, but were postponed until February 12, 2008 while the parties tried to negotiate a settlement. On January 31, 2008, Black Hills filed with the Kansas Commission an agreement under which Black Hills and the other interested parties have settled all of the issues relating to the sale of our Kansas gas operations to Black Hills. A hearing on the settlement was held on February 12, 2008, and the Kansas Commission is expected to approve the settlement in the near future. On February 27, 2008, Great Plains Energy filed with the Kansas Commission an agreement under which Great Plains Energy and the intervenors have settled all merger-related issues. A hearing on the proposed settlement is expected to occur in March.

        On February 14, 2008, the Colorado Commission voted to approve the sale of our Colorado electric and gas operations to Black Hills. The Colorado Commission is expected to issue an order memorializing its approval in the near future.

        We have evaluated the accounting classification of the assets to be acquired by Black Hills relative to SFAS 144. Based on our assessment, the criteria for classification of the assets as"held for sale" and discontinued operations have not been met. Important factors underlying our analysis include: our management and board of directors have no intention of selling these assets separately from the contingent, two-step Merger transaction, which is not a usual and customary provision for asset sales; the significant conditions to closing, including numerous regulatory approvals; and, the fact the asset sale will only occur upon the completion of the Merger. As a result, we have not reclassified the assets to be acquired by Black Hills as "held for sale" and reported those results as discontinued operations.

        Regardless of whether the Merger is completed, we will incur significant costs, primarily consisting of investment banking, legal, employee retention, and other severance costs which we will expense as they are incurred. We incurred approximately $2.3 million and $16.6 million of costs (primarily investment banking and legal costs) relating to these transactions in 2006 and 2007, respectively. These costs are included in operation and maintenance expense in Corporate and Other.

        Beginning in February 2007, we executed retention agreements totaling $8.8 million with numerous non-executive employees to mitigate employee attrition prior to the closing of the Merger. The retention awards were paid on January 31, 2008. We accrued $7.9 million of expense related to these retention agreements in 2007. These costs are included in operation and maintenance expense in Corporate and Other.

        Further information concerning the Merger and asset sales is included in the definitive proxy statement that we filed with the SEC and mailed to our shareholders.

Note 20: Quarterly Financial Data (Unaudited)

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

	2007 Quarters				2006 Quarters

In millions, except per share amounts
	First	Second	Third	Fourth	First	Second	Third	Fourth

Sales	$444.2	$298.6	$357.7	$366.1	$431.0	$283.0	$316.6	$339.0
Gross profit	116.6	128.3	178.9	141.9	116.8	117.8	134.8	118.6
Income (loss) from continuing operations	(27.2)	(15.3)	31.7	(7.3)	(17.6)	(252.8)	(20.6)	9.0
Earnings (loss) from discontinued operations	2.9	.6	8.8	.4	16.5	97.8	136.3	55.3

Net income (loss)	$(24.3)	$(14.7)	$40.5	$(6.9)	$(1.1)	$(155.0)	$115.7	$64.3

Basic and diluted earnings (loss) per common share: (a)
From continuing operations	$(.07)	$(.04)	$.09	$(.02)	$(.05)	$(.67)	$(.05)	$.02
From discontinued operations	.01	—	.02	—	.05	.26	.36	.15

Net income (loss)	$(.06)	$(.04)	$.11	$(.02)	$—	$(.41)	$.31	$.17

  (a)
  The sum of the quarterly earnings per share amounts may differ from that reflected in Note 14 due to the weighting of common shares outstanding during each of the respective periods.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders Aquila, Inc.:

        We have audited the accompanying consolidated balance sheets of Aquila, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, common shareholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, "Schedule II—Valuation and Qualifying Accounts," for each of the years in the three-year period ended December 31, 2007. We also have audited the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aquila, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Aquila, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework, issued by COSO.

        As discussed in note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities.

/s/ KPMG LLP
Kansas City, Missouri

February 29, 2008

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

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Item 9B.    Other Information

        On February 26, 2008, the Compensation and Benefits Committee of our Board of Directors approved the variable compensation payable to our employees under our 2007 annual incentive compensation plan. The corporate performance metrics established for this plan related to network reliability, customer service, employee safety, effective use of capital, and cost reductions. After verifying that the Company met or exceeded all of the 2007 corporate performance metrics, the Committee determined that the plan participants would receive 128.5% of their targeted payouts for the corporate portion of the plan. Our named executive officers did not participate in this incentive compensation plan.

        As part of this process, the Committee elected to grant discretionary cash awards to certain of our named executive officers in recognition of the Company's superior performance against the corporate performance metrics established for the 2007 annual incentive compensation plan. The discretionary awards were intended to reflect what the highest-level participants to the 2007 incentive compensation plan would earn under the corporate portion of the plan (i.e., a targeted payout equal to 21% of his or her base salary). Accordingly, the discretionary cash awards were calculated by multiplying 128.5% by an amount equal to 21% of their base salaries. The discretionary awards were paid on February 29, 2008, as follows:

Named Executive Officer	Award

Beth A. Armstrong	$70,161
Jon R. Empson	$97,146
Leo E. Morton	$89,590
Christopher M. Reitz	$70,161

Part III

Items 10, 11, 12, and 13. Directors, Executive Officers and Corporate Governance, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters, and Certain Relationships and Related Transactions, and Director Independence

        Information regarding these items will appear in our 2008 definitive proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2007, about our compensation plans under which shares of stock have been authorized.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	3,604,907	*	$15.70	4,435,108	***
Equity compensation plans not approved by security holders	135,813	**	$24.02	—

Total	3,740,720			4,435,108

  *
  Includes 507,961 options issued upon conversion of Aquila Merchant options in connection with our 2002 acquisition of the minority interest in Aquila Merchant. These options have a weighted average price of $34.81 per share.

  **
  Options issued under an employee stock option plan that has since been terminated.

  ***
  These shares are available for issuance under our 2002 Omnibus Incentive Compensation Plan. Awards may be in the form of stock options, restricted stock awards, stock appreciation rights, stock awards or other forms of equity-based compensation.

Item 14.    Principal Accountant Fees and Services

        Information regarding this item will appear in our 2008 definitive proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

        The following documents are filed as part of this report:

(a)(1) Financial Statements:

        The consolidated financial statements required under this item are included under Item 8.

(a)(2) Financial Statement Schedules

        Schedule II—Valuation and Qualifying Accounts for the years 2007, 2006 and 2005 on page 128.

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) List of Exhibits*

        The following exhibits relate to a management contract or compensatory plan or arrangement:

10(a)(10)	Annual and Long-Term Incentive Plan.
10(a)(11)	First Amendment to Annual and Long-Term Incentive Plan.
10(a)(12)	Life Insurance Program for Officers.
10(a)(13)	Supplemental Executive Retirement Plan, Amended and Restated, effective January 1, 2001.
10(a)(14)	Amendment One to Aquila, Inc. Supplemental Executive Retirement Plan, Amended and Restated effective as of January 1, 2005.
10(a)(15)	Amendment Two to Aquila, Inc. Supplemental Executive Retirement Plan, Amended and Restated effective as of January 1, 2005.
10(a)(16)	Employment Agreement for Richard C. Green.
10(a)(17)	Amendment to Employment Agreement for Richard C. Green.
10(a)(18)	Aquila, Inc. Capital Accumulation Plan, Amended and Restated, effective January 1, 2005.
10(a)(19)	Amendment One to Aquila, Inc. Capital Accumulation Plan, Amended and Restated effective as of January 1, 2005.
10(a)(21)	Aquila, Inc. 2002 Omnibus Incentive Compensation Plan.
10(a)(22)	Executive Security Trust Amended and Restated as of April 4, 2002
10(a)(23)	Severance Compensation Agreement, by and between Aquila, Inc. and Leo E. Morton, dated October 6, 2006.
10(a)(24)	Severance Compensation Agreement, by and between Aquila, Inc. and Jon R. Empson, dated October 6, 2006.
10(a)(25)	Severance Compensation Agreement, by and between Aquila, Inc. and Beth A. Armstrong, dated August 22, 2006.
10(a)(26)	Severance Compensation Agreement, by and between Aquila, Inc. and Christopher M. Reitz, dated August 28, 2006.
10(a)(27)	Form of Amendment to Severance Compensation Agreement dated November 7, 2007.
10(a)(28)	Form of 2007 Senior Executive Restricted Stock Award (Time-Based Restriction), dated July 31, 2007.
10(a)(29)	Form of 2007 Senior Executive Restricted Stock Award (Performance-Based Restriction), dated July 31, 2007.
  *
  Incorporated by reference to the Index to Exhibits.

(b) Exhibits

        The Index to Exhibits follows on page 129.

AQUILA, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 31, 2007
(in millions)

Column A	Column B	Column C	Column D	Column E

Description	Beginning Balance at January 1	Additions Charged to Expense	Deductions from Reserves for Purposes for Which Created	Ending Balance at December 31

Allowance for Doubtful Accounts
2007	$4.8	$7.5	$(7.1)	$5.2
2006	9.3	4.2	(8.7)	4.8
2005	27.7	1.2	(19.6)	9.3
Other Reserves (a)
2007	$29.9	$33.0	$(45.2)	$17.7
2006	24.7	50.9	(45.7)	29.9
2005	22.1	36.1	(33.5)	24.7
Restructuring Reserves (b)
2007	$2.3	$1.5	$(2.7)	$1.1
2006	.1	7.7	(5.5)	2.3
2005	7.8	6.6	(14.3)	.1
Deferred Tax Valuation Allowance
2007	$139.7	$270.0 (c)	$(24.3) (d)	$385.4
2006	248.9	(108.7)	(.5)	139.7
2005	304.7	(53.2)	(2.6)	248.9
Reserve for Uncertain Tax Positions (c)
2007	$377.3	$—	$(377.3) (e)	$—
2006	287.6	89.7	—	377.3
2005	244.0	43.6	—	287.6

  (a)
  Includes reserves for self-insurance, environmental claims and other.

  (b)
  Includes restructuring reserves for severance, lease and other costs.

  (c)
  Includes $156.1 million of valuation allowance provided on deferred tax assets in connection with the adoption of FIN 48 and included in cumulative effect of accounting change charged to accumulated deficit. Also includes $78.5 million reclassification from reserve for uncertain tax positions and $35.4 million tax expense recorded in continuing operations. See Note 15 to the Consolidated Financial Statements.

  (d)
  Includes $11.9 million tax benefit recorded in other comprehensive income, $7.2 million tax benefit recorded in discontinued operations and $5.2 million FIN 48 adjustment. See Note 15 to the Consolidated Financial Statements.

  (e)
  In conjunction with the implementation of FIN 48 the reserve was reduced by $175.4 million included in a cumulative effect of accounting change charged to accumulated deficit and the balance reserve ($201.9 million) was offset against certain deferred tax assets. See Note 15 to the Consolidated Financial Statements.

AQUILA, INC.
INDEX TO EXHIBITS

Exhibit Number	Description

*2(a)	Agreement and Plan of Merger among the Company, Great Plains Energy Incorporated, Gregory Acquisition Corp. and Black Hills Corporation, dated as of February 6, 2007 (Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 7, 2007).
*3(a)	Restated Certificate of Incorporation of the Company (Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
*3(b)	Amended and Restated By-Laws of the Company (Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 6, 2005).
*4(a)	Long-term debt instruments of the Company in amounts not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis will be furnished to the Commission upon request.
*10(a)(1)	Indenture, dated as of August 24, 2001, between the Company and BankOne Trust Company, N.A., as Trustee (Exhibit 4(d) to the Company's Registration Statement on Form S-3 (File No. 333-68400) filed August 27, 2001).
*10(a)(2)	First Supplemental Indenture to the August 24, 2001 Indenture, dated February 28, 2002, between the Company and BankOne Trust Company, N.A., as Trustee (Exhibit 4 to the Company's Current Report on Form 8-K filed February 27, 2002).
*10(a)(3)	Bond Indenture, Mortgage, Deed of Trust, Security Agreement and Fixture Filing, dated as of August 31, 2005, between the Company and Union Bank of California, N.A., as trustee and securities intermediary (Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 6, 2005 (the "September 6 Form 8-K")).
*10(a)(4)	First Supplemental Bond Indenture, Mortgage, Deed of Trust, Security Agreement and Fixture Filing, dated as of August 31, 2005, between the Company and Union Bank of California, N.A., as trustee and securities intermediary (Exhibit 10.3 to the September 6 Form 8-K).
*10(a)(5)	$110 million Revolving Credit Agreement among the Company, the lenders and Credit Suisse First Boston dated September 20, 2004 (Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 21, 2004).
*10(a)(6)	$180 Million Credit Agreement dated as of April 13, 2005, among the Company, the lenders, Citicorp USA, Inc., as issuing bank and administrative agent, and Union Bank of California, N.A., as paying agent (Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 18, 2005).
*10(a)(7)	Financing Agreement dated as of April 22, 2005, among the Company, the lenders from time to time party thereto, and Union Bank of California, N.A., as agent (Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 26, 2005).
*10(a)(8)	$300 Million Credit Agreement, dated as of August 31, 2005, among the Company, the banks and other lenders party thereto, and Union Bank of California, N.A., as issuing bank, administrative agent, and sole lead arranger (Exhibit 10.1 to the September 6 Form 8-K).

*10(a)(9)	Amendment No. 2 to Financing Agreement dated December 9, 2006, by and between the Company, the lenders from time to time party thereto, and Union Bank of California, N.A., as agent (Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 11, 2006).
*10(a)(10)	Annual and Long-Term Incentive Plan (Exhibit 10(a)(3) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
*10(a)(11)	First Amendment to Annual and Long-Term Incentive Plan. (Exhibit 10(a)(5) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
*10(a)(12)	Life Insurance Program for Officers (Exhibit 10 (a)(13) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).
*10(a)(13)	Aquila, Inc. Supplemental Executive Retirement Plan, Amended and Restated effective January 1, 2005 (Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
*10(a)(14)	Amendment One to Aquila, Inc. Supplement Executive Retirement Plan, Amended and Restated effective as of January 1, 2005 (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
10(a)(15)	Amendment Two to Aquila, Inc. Supplemental Executive Retirement Plan, Amended and Restated effective as of January 1, 2005.
*10(a)(16)	Employment Agreement for Richard C. Green (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
*10(a)(17)	Amendment to Employment Agreement for Richard C. Green (Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
*10(a)(18)	Aquila, Inc. Capital Accumulation Plan, as amended and restated, effective January 1, 2005 (Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 6, 2006).
*10(a)(19)	Amendment One to Aquila, Inc. Capital Accumulation Plan, Amended and Restated effective as of January 1, 2005 (Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
*10(a)(20)	Agreement, by and between the Company and Keith G. Stamm, dated March 16, 2007 (Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 21, 2007).
*10(a)(21)	Aquila, Inc. 2002 Omnibus Incentive Compensation Plan (Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
*10(a)(22)	Executive Security Trust Amended and Restated as of April 4, 2002 (Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
*10(a)(23)	Severance Compensation Agreement, by and between the Company and Leo E. Morton, dated October 6, 2006 (Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 10, 2006).
*10(a)(24)	Severance Compensation Agreement, by and between the Company and Jon R. Empson, dated October 6, 2006 (Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 10, 2006).
*10(a)(25)	Severance Compensation Agreement, by and between the Company and Beth A. Armstrong, dated August 22, 2006 (Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

*10(a)(26)	Severance Compensation Agreement, by and between the Company and Christopher M. Reitz, dated August 28, 2006 (Exhibit 10(a)(30) to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).
*10(a)(27)	Form of Amendment to Severance Compensation Agreement dated November 7, 2007 (Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
*10(a)(28)	Form of 2007 Senior Executive Restricted Stock Award (Time-Based Restriction), dated July 31, 2007 (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
*10(a)(29)	Form of 2007 Senior Executive Restricted Stock Award (Performance-Based Restriction), dated July 31, 2007 (Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
*10(a)(30)	Asset Purchase Agreement by and among the Company, Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp., dated February 6, 2007 (Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 7, 2007).
*10(a)(31)	Partnership Interests Purchase Agreement by and among the Company, Aquila Colorado, LLC, Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp., dated February 6, 2007 (Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 7, 2007).
*10(a)(32)	Iatan 2 and Common Facilities Ownership Agreement by and among Kansas City Power & Light Company, the Company, The Empire District Electric Company, Kansas Electric Power Cooperative, Inc., and Missouri Joint Municipal Electric Utility Commission, dated as of May 19, 2006 (Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 14, 2006).
12	Ratio of Earnings to Fixed Charges.
*14	Code of Ethics (Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer under Section 302.
31.2	Certification of Chief Accounting Officer under Section 302.
32.1	Certification of Chief Executive Officer under Section 906.
32.2	Certification of Chief Accounting Officer under Section 906.
*99.1	Order of the State Corporation Commission of the State of Kansas on Docket No. 02-UTCG-701-GIG, dated May 7, 2003 (Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
*99.2	Order of the State Corporation Commission of the State of Kansas on Docket No. 02-UTCG-701-GIG, dated June 26, 2003 (Exhibit 99.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
  *
  Exhibits marked with an asterisk are incorporated by reference herein. Parenthetical references describe the SEC filing that included the document incorporated by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 29, 2008.

Aquila, Inc.
By:	/s/ RICHARD C. GREEN Richard C. Green President, Chief Executive Officer and Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 29, 2008.

By:	/s/ RICHARD C. GREEN Richard C. Green	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
By:	/s/ BETH A. ARMSTRONG Beth A. Armstrong	Senior Vice President and Chief Accounting Officer (Principal Financial Officer)
By:	/s/ HERMAN CAIN Herman Cain	Director
By:	/s/ DR. MICHAEL M. CROW Dr. Michael M. Crow	Director
By:	/s/ IRVINE O. HOCKADAY, JR. Irvine O. Hockaday, Jr.	Director
By:	/s/ HEIDI E. HUTTER Heidi E. Hutter	Director
By:	/s/ DR. STANLEY O. IKENBERRY Dr. Stanley O. Ikenberry	Director
By:	/s/ PATRICK J. LYNCH Patrick J. Lynch	Director
By:	/s/ NICHOLAS J. SINGER Nicholas J. Singer	Director

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