Form 10-Q
period 2008-03-31
AQUILA  INC
filed 2008-05-08
CIK 66960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

_______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (see definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2008
Common Stock, $1 par value	376,004,079

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Information regarding the consolidated financial statements is on pages 5 through 27.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is on pages 27 through 40.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk as described on pages 54 through 56 of our 2007 Annual Report on Form 10-K. See discussion on page 40 of this document for changes in market risk since December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Information regarding disclosure controls and procedures is on page 41.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is on page 41.

ITEM 1A. RISK FACTORS

See pages 18 through 21 of our 2007 Annual Report on Form 10-K for a discussion of risk factors.

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

Glossary of Terms and Abbreviations

AFUDC – Allowance for Funds Used During Construction.

Aquila Merchant – Aquila Merchant Services, Inc., our wholly-owned merchant energy subsidiary.

Black Hills – Black Hills Corporation, a South Dakota corporation.

Crossroads plant – the Crossroads Energy Center, a 304 MW electric generation “peaking” facility located in Clarksdale, Mississippi which is contractually controlled by Aquila.

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

Fuel Adjustment Clause – a regulatory mechanism in Missouri that allows us to recover 95% of fuel costs in excess of those included in base rates.

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

Westar – Westar Energy, Inc., a Kansas utility company.

Part I. Financial Information

Item 1. Financial Statements

Aquila, Inc.

Consolidated Statements of Income—Unaudited

	Three Months Ended
	March 31,
In millions, except per share amounts	2008	2007
Sales:
Electricity—regulated	$199.1	$171.6
Natural gas—regulated	277.6	270.7
Other—non-regulated	6.4	1.9
Total sales	483.1	444.2
Cost of sales:
Electricity—regulated	110.7	115.5
Natural gas—regulated	209.5	209.7
Other—non-regulated	5.3	2.4
Total cost of sales	325.5	327.6
Gross profit	157.6	116.6
Operating expenses:
Operation and maintenance expense	87.3	91.0
Taxes other than income taxes	7.3	8.9
Restructuring charges	–	1.6
Depreciation and amortization expense	29.1	27.2
Total operating expenses	123.7	128.7
Operating income (loss)	33.9	(12.1)
Other income (expense), net	3.0	5.8
Interest expense	32.0	34.7
Income (loss) from continuing operations before income taxes	4.9	(41.0)
Income tax expense (benefit)	(3.6)	(13.8)
Income (loss) from continuing operations	8.5	(27.2)
Earnings from discontinued operations, net of tax	–	2.9
Net income (loss)	$8.5	$(24.3)
Basic and diluted earnings (loss) per common share:
Continuing operations	$.02	$(.07)
Discontinued operations	–	.01
Net income (loss)	$.02	$(.06)
Dividends per common share	$–	$–

See accompanying notes to consolidated financial statements.

Aquila, Inc.

Consolidated Balance Sheets—Unaudited

	March 31,	December 31,
In millions	2008	2007

Assets
Current assets:
Cash and cash equivalents	$28.2	$34.4
Funds on deposit	33.9	41.3
Accounts receivable, net	243.8	256.1
Inventories and supplies	78.7	102.6
Price risk management assets	46.0	32.0
Regulatory assets, current	43.7	58.5
Other current assets	21.1	30.7
Total current assets	495.4	555.6
Utility plant, net	2,088.3	2,022.0
Non-utility plant, net	129.0	122.8
Price risk management assets	16.4	13.1
Goodwill, net	111.0	111.0
Regulatory assets	118.2	125.1
Deferred charges and other assets	41.1	44.0
Total Assets	$2,999.4	$2,993.6

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$2.4	$2.4
Short-term debt	100.0	25.0
Accounts payable	128.4	190.7
Accrued interest	31.4	46.4
Regulatory liabilities, current	12.4	19.4
Accrued compensation and benefits	11.5	28.4
Pension and post-retirement benefits, current	3.3	3.3
Other accrued liabilities	63.1	48.6
Price risk management liabilities	30.6	31.2
Customer funds on deposit	23.0	26.1
Total current liabilities	406.1	421.5
Long-term liabilities:
Long-term debt, net	1,034.1	1,035.4
Deferred income taxes and credits	–	–
Price risk management liabilities	.6	.5
Pension and post-retirement benefits	46.8	46.4
Regulatory liabilities	92.5	80.4
Deferred credits	53.4	53.7
Total long-term liabilities	1,227.4	1,216.4

Common shareholders’ equity	1,365.9	1,355.7

Total Liabilities and Shareholders’ Equity	$2,999.4	$2,993.6

See accompanying notes to consolidated financial statements.

Aquila, Inc.

Consolidated Statements of Comprehensive Income—Unaudited

	Three Months Ended
	March 31,
In millions	2008	2007
Net income (loss)	$8.5	$(24.3)
Other comprehensive income (loss), net of related tax:
Foreign currency adjustments:
Reclassification of foreign currency (gains) losses to income, net of deferred tax (expense) benefit of $– million for the three months ended March 31, 2008	(.1)	–
Total foreign currency adjustments	(.1)	–
Pension and post-retirement benefits costs amortized to income:
Prior service cost, net of deferred tax expense (benefit) of $– million after valuation allowance and $.2 million for the three months ended March 31, 2008 and 2007, respectively	.6	.3
Net actuarial loss, net of deferred tax expense (benefit) of $.2 million for the three months ended March 31, 2007	–	.2
Accumulated regulatory loss adjustment, net of deferred tax expense (benefit) of $– million after valuation allowance and $.5 million for the three months ended March 31, 2008 and 2007, respectively	1.0	.9
Total pension and post-retirement benefit costs	1.6	1.4
Other comprehensive income	1.5	1.4
Total Comprehensive Income (Loss)	$10.0	$(22.9)

See accompanying notes to consolidated financial statements.

Aquila, Inc.

Consolidated Statements of Common Shareholders' Equity—Unaudited

	March 31,	December 31,
In millions	2008	2007
Common stock: authorized 400 million shares at March 31, 2008 and December 31, 2007, par value $1 per share; 376,099,407 shares issued at March 31, 2008 and 375,959,157 shares issued at December 31, 2007; authorized 20 million shares of Class A common stock, par value $1 per share, none issued	$376.1	$376.0
Premium on capital stock	3,512.7	3,512.5
Accumulated deficit:
Beginning balance	(2,533.1)	(2,546.7)
Net income (loss)	8.5	(5.4)
Cumulative effect of change in accounting	–	19.3
Other	–	(.3)
Ending balance	(2,524.6)	(2,533.1)
Treasury stock, at cost 96,901 shares at March 31, 2008 (53,742 shares at December 31, 2007)	(.3)	(.2)
Accumulated other comprehensive income	2.0	.5
Total Common Shareholders’ Equity	$1,365.9	$1,355.7

See accompanying notes to consolidated financial statements.

Aquila, Inc.

Consolidated Statements of Cash Flows—Unaudited

	Three Months Ended
	March 31,
In millions	2008	2007

Cash Flows From Operating Activities:
Net income (loss)	$8.5	$(24.3)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization expense	29.1	27.2
Net changes in price risk management assets and liabilities	(17.9)	(25.2)
Changes in certain assets and liabilities, net of effects of divestitures:
Funds on deposit	7.4	39.3
Accounts receivable/payable, net	(44.8)	(48.7)
Inventories and supplies	23.9	18.9
Other current assets	24.3	32.6
Deferred charges and other assets	9.2	16.1
Accrued interest and other accrued liabilities	(31.3)	(26.0)
Customer funds on deposit	(3.1)	1.0
Deferred credits	11.7	5.8
Other	1.3	2.1
Cash provided from operating activities	18.3	18.8

Cash Flows From Investing Activities:
Utilities capital expenditures	(94.6)	(56.0)
Cash proceeds received on sale of assets	–	22.3
Other	(2.4)	4.6
Cash used for investing activities	(97.0)	(29.1)

Cash Flows From Financing Activities:
Retirement of long-term debt	(1.3)	(15.9)
Short-term debt borrowings, net	75.0	–
Cash paid on long-term gas contracts	(1.4)	(4.3)
Other	.2	.6
Cash provided from (used for) financing activities	72.5	(19.6)

Decrease in cash and cash equivalents	(6.2)	(29.9)
Cash and cash equivalents at beginning of period	34.4	232.8
Cash and cash equivalents at end of period	$28.2	$202.9

See accompanying notes to consolidated financial statements.

AQUILA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our 2007 Annual Report on Form 10-K filed with the SEC on February 29, 2008. You should read our 2007 Form 10-K in conjunction with this report. The accompanying Consolidated Balance Sheets and Consolidated Statements of Common Shareholders’ Equity as of December 31, 2007, were derived from our audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair representation of our financial position and the results of our operations. Certain estimates and assumptions have been made in preparing the consolidated financial statements that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods shown. Actual results could differ from these estimates.

Certain prior period amounts in the consolidated financial statements have been reclassified where necessary to conform to the 2008 presentation. During the fourth quarter of 2007 we identified immaterial changes in certain payable balances that had not been correctly presented in our prior period cash flow statements. Changes in payable balances representing capital expenditures had previously been classified with cash flows from operating activities and should have been classified with capital expenditures as part of investing activities. Accordingly, the Consolidated Statements of Cash Flows for all periods presented have been reclassified to conform to the current presentation. As a result of these reclassifications, cash provided by operating activities increased by $4.4 million from $14.4 million to $18.8 million for the three months ended March 31, 2007. This same adjustment also increased cash used for investing activities to $29.1 million from $24.7 million in 2007. The reclassifications did not impact operating income or net income, working capital, any earnings per share measures or net change in cash and cash equivalents as previously reported.

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

New Accounting Standards

Fair Value Measurements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for our financial statements as of January 1, 2008. The adoption of SFAS 157 did not have a material impact on our financial condition or results of operations. See Note 12 for additional disclosures required by SFAS 157.

Offsetting of Amounts Related to Certain Contracts

In April 2007, the FASB issued FSP FIN 39-1, “Amendment of FASB Interpretation No. 39.” FSP FIN 39-1 replaces certain terms in FIN No. 39 with “derivative instruments” (as defined in SFAS No. 133) and permits the offsetting of fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007. The adoption of this FSP did not have a material impact on our financial condition or results of operations.

Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect SFAS 160 to have a material impact on our financial position or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141R “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations with acquisition dates in fiscal years beginning after December 15, 2008. As we have no business acquisitions pending, we do not expect SFAS 141R to have a material impact on our financial position or results of operations.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment to FASB Statement No. 133” (SFAS 161), effective for fiscal years beginning after November 15, 2008.  SFAS 161 requires an entity to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  We are currently evaluating the disclosures required by SFAS 161.

2. Restructuring Charges

We recorded the following restructuring charges:

	Three Months Ended
	March 31,
In millions	2008	2007
Corporate and Other severance costs	$–	$1.6
Total restructuring charges	$–	$1.6

Severance Costs

We recorded $1.6 million of one-time termination benefits in first quarter of 2007 related to the departure of our Chief Operating Officer. These benefits are being paid over a two-year period which began April 28, 2007.

Restructuring Reserve Activity

The following table summarizes activity in accrued restructuring charges for the three months ended March 31, 2008:

In millions
Severance Costs:
Accrued severance costs as of December 31, 2007	$1.1
Additional expense during the period	–
Cash payments during the period	(.1)
Accrued severance costs as of March 31, 2008	$1.0

3. Discontinued Operations

As part of our ongoing effort to reduce debt and other long-term obligations, we have sold the assets discussed below, which are considered discontinued operations in accordance with SFAS 144. After-tax losses discussed below are reported after giving consideration to the effect of capital loss carryback and carryforward limitations. As a result, the net tax effect may differ substantially from our expected statutory tax rates.

Electric and Gas Utilities

In September 2005, we entered into agreements to sell our Kansas electric distribution business and our Michigan, Minnesota and Missouri natural gas distribution businesses. We completed these asset sales in 2006, except for the Kansas electric sale, which was completed on April 1, 2007. The tax gain on the sale of the Kansas electric properties will be adjusted when the final determination as to the amount of capital gain on the sale is made and as the 2007 income tax return is filed in 2008.

In March 2007, we paid $1.8 million to the buyer of the Michigan properties to settle a gas-in-storage issue and other matters.

On April 1, 2007, we closed the sale of our Kansas electric operations and received gross cash proceeds of $292.2 million, including the base purchase price of $249.7 million plus preliminary working capital and other adjustments of $42.5 million. In connection with this sale we recorded a pretax gain of approximately $1.8 million in 2007 after transaction fees and expenses, including an adjustment for the final determination of pension assets transferred to the buyer. The estimated after-tax gain was approximately $1.1 million, subject to the determination of the capital gain amount discussed above.

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

Summary

We have reported the results of operations from these assets in discontinued operations for the three months ended March 31, 2007 in the Consolidated Statements of Income as follows.

Three Months Ended
In Millions	March 31, 2007

Sales	$43.5
Cost of sales	23.1
Gross profit	20.4
Operating expenses:
Operation and maintenance expense	10.0
Taxes other than income taxes	1.8
Net (gain) on sale of assets and other charges	(.1)
Total operating expenses	11.7
Operating income	8.7
Other income	.1
Interest expense	4.1
Income before income taxes	4.7
Income tax expense	1.8
Earnings from discontinued operations, net of tax	$2.9

4. Earnings (Loss) per Common Share

The table below shows how we calculated basic and diluted earnings (loss) per share. Basic earnings (loss) per share and basic weighted average shares are the starting point in calculating the dilutive measures. To calculate basic earnings (loss) per share, divide our income (loss) available for common shares for the period by our weighted average shares outstanding, without adjusting for dilutive items. Diluted earnings (loss) per share is calculated by dividing our net income (loss), after assumed conversion of dilutive securities, by our weighted average shares outstanding, adjusted for the effect of dilutive securities. However, as a result of the loss from continuing operations in the three months ended March 31, 2007, the potential issuances of common stock for dilutive securities of 460,169 were considered anti-dilutive in that period and were therefore not included in the calculation of diluted earnings (loss) per share.

	Three Months Ended
	March 31,
In millions, except per share amounts	2008	2007

Income (loss) from continuing operations	$8.5	$(27.2)
Earnings from discontinued operations	–	2.9
Income (loss) available for common shares	$8.5	$(24.3)

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$.02	$(.07)
Earnings from discontinued operations	–	.01
Net income (loss)	$.02	$(.06)
Weighted average number of common shares used in basic earnings (loss) per share	375.9	375.5
Effect of dilutive stock options	.2	–
Weighted average number of common shares used in dilutive earnings (loss) per share	376.1	375.5

5. Reportable Segment Reconciliation

We manage our business in three business segments: Electric Utilities, Gas Utilities and Merchant Services. Our Electric and Gas Utilities consist of our regulated electric utility operations in two states and our natural gas utility operations in four states. We manage our electric and gas utility divisions by state. However, as each of our electric utility divisions and each of our gas utility divisions have similar economic characteristics, we aggregate our electric utility divisions into the Electric Utilities reporting segment and our gas utility divisions into the Gas Utilities reporting segment. The operating results of our Kansas electric division, which was sold April 1, 2007, and our Michigan, Missouri and Minnesota gas divisions, which were sold on April 1, 2006, June 1, 2006 and July 1, 2006, respectively, have been reclassified to discontinued operations. Merchant Services includes the residual operations of Aquila Merchant Services, Inc. These operations primarily include remaining contracts from its former wholesale energy trading operations and our investment in the Crossroads plant, which is an investment of Aquila, Inc. and is not an asset of Aquila Merchant Services, Inc. All other operations are included in Corporate and Other, including the costs not allocated to our operating businesses.

Each segment is managed based on operating results, expressed as EBITDA. Generally, decisions on finance and taxes are made at the Corporate level.

Our reportable segment reconciliation is shown below:

	Three Months Ended
	March 31,
In millions	2008	2007
Sales: (a)
Utilities:
Electric Utilities	$199.5	$171.8
Gas Utilities	284.9	275.8
Total Utilities	484.4	447.6
Merchant Services	(1.3)	(3.4)
Corporate and Other	–	–
Total sales	$483.1	$444.2

(a)         For the three months ended March 31, 2007, the following sales (in millions) were reclassified to discontinued operations and are not included in the above amounts: Electric Utilities of $41.7; and Gas Utilities of $1.8.

EBITDA: (a)
Utilities:
Electric Utilities	$32.9	$6.2
Gas Utilities	35.2	29.1
Total Utilities	68.1	35.3
Merchant Services	(1.8)	(4.1)
Corporate and Other	(.3)	(10.3)
Total EBITDA	66.0	20.9
Depreciation and amortization expense	29.1	27.2
Interest expense	32.0	34.7
Income (loss) from continuing operations before income taxes	$4.9	$(41.0)

(a)          For the three months ended March 31, 2007, the following EBITDA (in millions) were reclassified to discontinued operations and are not included in the above amounts: Electric Utilities of $7.0; and Gas Utilities of $1.8.

Depreciation and Amortization:
Utilities:
Electric Utilities	$18.8	$18.4
Gas Utilities	8.1	7.8
Total Utilities	26.9	26.2
Merchant Services	2.3	1.0
Corporate and Other	(.1)	–
Total depreciation and amortization	$29.1	$27.2

In millions	March 31, 2008	December 31, 2007
Assets:
Utilities:
Electric Utilities	$2,195.6	$2,059.6
Gas Utilities	575.3	646.5
Total Utilities	2,770.9	2,706.1
Merchant Services	202.4	205.0
Corporate and Other	26.1	82.5
Total assets	$2,999.4	$2,993.6

6. Financings

Five-Year Unsecured Revolving Credit Facility

In September 2004, we completed a $110 million unsecured revolving credit facility that matures in September 2009 (the Five-Year Unsecured Revolving Credit Facility). There were no borrowings outstanding on this facility as of March 31, 2008. The Five-Year Unsecured Revolving Credit Facility bears interest at the Eurodollar Rate plus 5.50%, subject to reduction if our credit rating improves. Among other restrictions, the Five-Year Unsecured Revolving Credit Facility contains financial covenants similar to, but less restrictive than, those contained in the Iatan Facility described below. We were in compliance with these covenants as of March 31, 2008.

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

$180 Million Unsecured Revolving Credit and Letter of Credit Facility

On April 13, 2005, we entered into a five-year credit agreement with a commercial lender. Subject to the satisfaction of certain conditions, the facility provides for up to $180 million of cash advances and letters of credit for working capital purposes. Cash advances must be repaid within 364 days unless we obtain the necessary regulatory approvals to incur long-term indebtedness under the facility. As of March 31, 2008, we had $150.0 million of uncollateralized capacity at an average cost of 3.65% under this agreement, which contains a $40 million “cross default” provision. As of March 31, 2008, $149.7 million of this capacity had been utilized for letters of credit issued to commodity suppliers, lessors and insurance companies for financial assurance purposes.

Four-Year Secured Revolving Credit Facility

On April 22, 2005, we executed a four-year $150 million secured revolving credit facility (the AR Facility). Proceeds from this facility may be used for working capital and other general corporate purposes. Borrowings under this facility are secured by the accounts receivable generated by our regulated utility operations in Colorado, Iowa, Kansas, Missouri and Nebraska. Borrowings under the AR Facility bear interest at LIBOR plus 1.25% or prime plus .375% depending on the term of the advance, subject to reduction if our credit ratings improve. Borrowings must be repaid within 364 days unless we obtain the necessary regulatory approvals to incur long-term indebtedness under the facility. Among other restrictions, we are required under the AR Facility to maintain the same debt-to-total capital and EBITDA-to-interest expense ratios as those contained in the Five-Year Unsecured Revolving Credit Facility discussed above. The credit agreement also contains a $40 million “cross default” provision. We had borrowed $100.0 million under this facility as of March 31, 2008 at a rate of 5.12%.

$50 Million Revolving Credit and Letter of Credit Facility

In January 2006, we closed on a $50 million short-term letter of credit facility with a commercial lender that allows us to issue letters of credit under the facility. The credit agreement contains a $40 million “cross default” provision. The advance rate under this facility is 1.10%. There were $49.8 million of letters of credit outstanding under this facility as of March 31, 2008. These letters of credit have been issued to commodity suppliers, lessors and insurance companies for financial assurance purposes.

Iatan Construction Financing

On August 31, 2005, we entered into a $300 million credit agreement with a commercial lender and a syndicate of other lenders (the Iatan Facility). The credit agreement allows us to obtain loans in support of our participation in the construction of the Iatan 2 facility being developed by KCPL near Weston, Missouri (Iatan 2), and our obligation to fund pollution controls being installed at an adjacent facility. Extensions of credit under the facility will be due and payable on August 31, 2010. Loans bear interest at the Eurodollar Rate plus 1.375%, subject to reduction if our credit rating improves. Obligations under the credit agreement are secured by the assets of our Missouri Public Service electric operations. There were no borrowings outstanding under this facility at March 31, 2008. Among other restrictions, the Iatan Facility contains the following financial covenants with which we were in compliance as of March 31, 2008:

(1)

We are required to maintain a ratio of total debt to total capital (expressed as a percentage) of not more than 75% through September 30, 2008; 70% from October 1, 2008 through September 30, 2009; and 65% thereafter.

(2)

We must maintain a trailing 12-month ratio of EBITDA, as defined in the agreement, to interest expense of no less than 1.4 to 1.0 through September 30, 2008; 1.6 to 1.0 from October 1, 2008 through September 30, 2009; and 1.8 to 1.0 thereafter.

(3)

We must maintain a trailing 12-month ratio of debt outstanding to EBITDA of no more than 6.0 to 1.0 through September 30, 2008; 5.5 to 1.0 from October 1, 2008 through September 30, 2009; and 5.0 to 1.0 thereafter.

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

Other

We had an additional $.8 million of letters of credit outstanding under another arrangement as of March 31, 2008.

7. Employee Benefits

The following table shows the components of net periodic benefit costs:

	Pension Benefits		Other Post-retirement Benefits
	Three Months Ended March 31,
In millions	2008	2007	2008	2007
Components of Net Periodic Benefit Cost:
Service cost	$2.0	$2.4	$.3	$.3
Interest cost	5.2	5.4	.8	.8
Expected return on plan assets	(6.3)	(6.4)	(.3)	(.3)
Amortization of transition amount	–	–	.2	.3
Amortization of prior service cost	1.1	1.2	.5	.5
Recognized net actuarial (gain)/loss	–	.8	–	(.1)
Net periodic benefit cost before regulatory expense adjustments	2.0	3.4	1.5	1.5
Regulatory (gain)/loss adjustment	1.0	1.4	(.1)	.1
SFAS 71 regulatory adjustment	.7	–	–	–
Net periodic benefit cost after regulatory expense adjustments	3.7	4.8	1.4	1.6
Effect of curtailments and settlements included in gain on sale of assets	–	–	–	–
Total periodic benefit costs	$3.7	$4.8	$1.4	$1.6

      The unrecognized net periodic benefit costs amortized to income from the regulatory asset and accumulated other comprehensive income accounts are as follows:

	Pension Benefits		Other Post-retirement Benefits
	Three Months Ended March 31, 2008
In millions	Regulatory Asset	Other Comprehensive Income	Regulatory Asset	Other Comprehensive Income
Components of Net Periodic Benefit Cost Amortized to Income:
Transition amount	$–	$–	$.2	$–
Prior service cost	.5	.6	.5	–
Regulatory (gain)/loss adjustment	–	1.0	(.1)	–
Total pension and post-retirement benefit costs amortized	$.5	$1.6	$.6	$–

We previously disclosed in our financial statements for the year ended December 31, 2007, that we expected to contribute in 2008 $.8 million and $5.1 million to our defined benefit pension plans and other post-retirement benefit plan, respectively. Our qualified pension plan is funded in compliance with income tax regulations and federal funding requirements. We expect to fund no less than the IRS minimum funding amount and no more than the IRS maximum tax deductible amount.

To comply with a regulatory condition related to the closing of the sale of our Kansas electric operations, we contributed $3.4 million to our qualified defined benefit pension plan and $1.1 million to our other post-retirement benefit plan in April 2007. As a result of the transfer of pension plan assets and pension benefits obligations in accordance with ERISA requirements to the buyers of our utility assets as discussed in Note 3, we expect to make an additional voluntary contribution of approximately $7.7 million to our defined benefit plan to maintain the funded status of our pension plan.

As disclosed in Note 3, our former Kansas electric operations have been reclassified as discontinued operations. The components of net periodic benefit cost presented in the tables above disclose information for the plans in total. For the three months ended March 31, 2007, the net periodic pension benefit cost charged to discontinued operations was $.5 million. In addition, for the three months ended March 31, 2007, the net periodic other post-retirement benefits cost charged to discontinued operations was $.3 million.

8. Legal

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our consolidated financial statements are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2008, cannot be reasonably determined.

Price Reporting Litigation

In response to complaints of manipulation of the California energy market, in 2002 the FERC issued an order requiring net sellers of power in the California markets from October 2, 2000 through June 20, 2001 at prices above a FERC determined competitive market clearing price to make refunds to net purchasers of power in the California market during that time period. Because Aquila Merchant was a net purchaser of power during the refund period it has received approximately $7.6 million in refunds. However, various parties appealed the FERC order to the United States Court of Appeals for the Ninth Circuit seeking review of a number of issues, including changing the refund period to include periods prior to October 2, 2000. On August 2, 2006, the U.S. Court of Appeals for the Ninth Circuit issued an order finding, among other things, that FERC did not provide a sufficient justification for refusing to exercise its remedial authority under the Federal Power Act to determine whether market participants violated FERC-approved tariffs during the period prior to October 2, 2000, and imposing a remedy for any such violations. The court remanded the matter to FERC to determine whether tariff violations occurred and, if so, the appropriate remedy. In March 2008, the FERC issued an order declining to order refunds for the period prior to October 2, 2000. We expect that order to be appealed by other companies impacted by this decision. The ultimate outcome of this matter cannot be predicted.

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

South Harper Peaking Facility

We have constructed a 315 MW natural gas power plant and related substation in an unincorporated area of Cass County, Missouri. Cass County and local residents filed suit claiming that county approval was required to construct the project. In January 2005, a Circuit Court of Cass County judge granted the County's request for an injunction; however, we were permitted to continue construction while the order was appealed. We appealed the Circuit Court decision to the Missouri Court of Appeals for the

Western District of Missouri and, in June 2005, the appellate court affirmed the circuit court ruling. In October 2005, the Court of Appeals granted our request for rehearing.

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

In June 2006, Cass County filed an appeal with the Circuit Court, challenging the lawfulness and reasonableness of the Missouri Commission’s order.  On October 20, 2006, the Circuit Court ruled that the Missouri Commission’s order was unlawful and unreasonable.  The Missouri Commission and Aquila appealed, and on March 4, 2008, the Missouri Court of Appeals for the Western District of Missouri affirmed the district court’s decision. In March, the Missouri Commission and Aquila each requested that the Court of Appeals either rehear the case or transfer the case to the Missouri Supreme Court. On April 25, 2008, we entered into an agreement with Cass County pursuant to which we will file and Cass County will process a land use application for the facilities. The parties have also requested that the Court of Appeals stay a ruling on the rehearing and transfer request pending Cass County’s review of the land use application. We have recorded reserves of $7.1 million for fines, legal fees, infrastructure investments and the potential resolution of various related claims. The actual amount required to resolve the related claims may be different than the amounts recorded. We are also supporting legislation that would, in limited circumstances, authorize the Missouri Commission to approve utility facilities after they are constructed.

If we are not successful in resolving the pending disputes and are ultimately ordered to remove the plant and substation, we estimate the cost to dismantle these facilities to be up to $20 million.  We estimate the incremental cost of relocating and reconstructing the plant and substation on a site that is being developed to meet future generation needs to be approximately $75 million based on recent engineering studies.  Additional costs may be incurred to store the equipment before relocating it, and to secure replacement power until the plant and substation can be reconstructed.  We cannot reasonably estimate with certainty the total amount of these and other incremental costs that could be incurred, or the potential impairment of the carrying value of our investment in the plant we could suffer to the extent the ultimate costs incurred exceed the amount allowed for recovery in rates.

9. Share-Based Compensation

In 2002, the Board and our shareholders approved the Omnibus Incentive Compensation Plan. This plan authorizes the issuance of 9,000,000 shares of Aquila common stock as stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, stock awards, cash-based awards and annual incentive awards to all eligible employees and directors of the company. All equity-based awards are issued under this plan. Generally, shares issued for stock option exercises and other share awards are made first from treasury shares, if available, and then from newly issued shares.

Stock Options

Stock options under this plan and preceding plans have been granted at market prices generally with one to three year vesting terms and have been exercisable for seven to 10 years from the date of grant. Cash received on stock options exercised, the intrinsic value of options exercised and the tax benefit realized were immaterial for the three months ended March 31, 2008. Stock options as of March 31, 2008 and changes during the three months ended March 31, 2008 were as follows:

	Shares	Weighted Average Exercise Prices	Remaining Contractual Term in Years
Beginning balance	3,740,720	$16.00	2.51
Granted	-	-
Exercised	(8,750)	1.60
Forfeited	(358,037)	22.89
Ending balance	3,373,933	$15.30	2.50
Exercisable at March 31, 2008	3,373,933	$15.30	2.50

The aggregate intrinsic value of “in-the-money” outstanding and exercisable options was $.7 million as of March 31, 2008.

Time-Based Restricted Stock Awards

On July 31, 2007, 106,000 shares of restricted stock were awarded to members of our senior management. This award will vest in three years, and no restrictions on the sale of shares will apply thereafter. The time restriction on this award will lapse upon a change in control of the Company. The fair value of these stock awards is determined based on the number of shares granted and the quoted price of our stock on the date of the award. The compensation expense related to this award was $.1 million for the three months ended March 31, 2008. As of March 31, 2008, the total compensation cost not yet recognized was $.3 million. This compensation cost will be recognized over the remaining restriction period through July 31, 2010. The total fair value of restricted stock released for the three months ended March 31, 2008 was $.2 million. Non-vested, time-based restricted stock awards as of March 31, 2008 and changes during the three months ended March 31, 2008 were as follows:

	Shares	Weighted Average Grant Date Fair Value	Remaining Contractual Term in Years
Beginning balance	258,982	$15.17	1.18
Awarded	–	–
Released	(152,982)	23.06
Forfeited	–	–
Ending balance	106,000	$3.80	2.33

The aggregate intrinsic value of outstanding time-based restricted stock was $.3 million as of March 31, 2008.

Performance-Based Restricted Stock Awards

Performance-based restricted stock awards were granted in the third quarter of 2006 to qualified individuals, excluding senior management, consisting of the right to receive a number of shares of common stock at the end of the restriction period, March 1, 2008, assuming performance criteria were met. Additional performance-based restricted stock awards were granted to senior management in the third quarter of 2007 and will vest on December 31, 2008. The performance measure for both awards was the ratio of 2007 adjusted EBITDA to 2007 average net utility plant investment. The threshold level of performance was a ratio of 10.0%, target at a ratio of 11.5%, and maximum at a ratio of 13.0%. Shares would be earned at the end of the performance period as follows: 50% of the target number of shares if the threshold was reached, 100% if the target level of performance was reached and 150% if the ratio was at or above the maximum, with the number of shares interpolated between these levels. No shares would be payable if the threshold was not reached. The awards to senior management were also subject to reduction or forfeiture if the Company failed to achieve one or more of four operating metrics.

On February 26, 2008, our directors verified that the Company’s non-GAAP 2007 Adjusted EBITDA was $265.0 million and the Company’s 2007 average net utility plant investment was $1.9 billion, yielding a 13.8% ratio and a 150% payout. To compute the Company’s 2007 Adjusted EBITDA, the Company’s actual 2007 EBITDA from continuing operations of $239.0 million was increased by excluding $26.0 million of merger-related costs and severance costs incurred last year. Our directors also verified that each of the four operating metrics applicable to the restricted shares granted to senior management had been achieved, resulting in 100% of these restricted shares being earned by senior management. As a result, an additional 144,000 restricted shares were issued under both awards of performance-based restricted shares.

The fair value of these stock awards was determined based on the number of shares granted and the average of the high and low quoted price of our stock on the date of the award. An estimated annual turnover rate of 8% was assumed to determine the compensation expense related to the 2006 award. No estimated turnover was assumed to determine the compensation expense in the 2007 award to members of senior management. The compensation expense related to these awards was $.4 million for the three months ended March 31, 2008. As of March 31, 2008, the estimated total compensation cost not yet recognized was $.4 million. This compensation cost will be recognized over the period through December 31, 2008. The total fair value of restricted stock released for the three months ended March 31, 2008 was $.3 million. Non-vested, performance-based restricted stock awards as of March 31, 2008 and changes during the three months ended March 31, 2008 were as follows:

	Shares	Weighted Average Grant Date Fair Value	Remaining Contractual Term in Years
Beginning balance	288,000	$4.16	.53
Awarded	144,000	4.16
Released	(246,000)	4.44
Forfeited	–	–
Ending balance	186,000	$3.80	.75

The aggregate intrinsic value of outstanding performance-based restricted stock was $.6 million as of March 31, 2008.

Director Stock Awards

Non-employee directors receive as part of his or her annual retainer, an annual award of 7,500 shares of common stock of the Company. Each director may elect to defer receipt of their shares until retirement or until they are no longer a member of our Board of Directors. Shares are awarded on the last trading day of each calendar quarter. Compensation expense is based upon the fair market value of the Company’s common stock at the date of issuance determined as the average of the high and low quoted price on that date. Director stock awards as of March 31, 2008 and changes during the three months ended March 31, 2008 were as follows:

	Shares	Weighted Average Grant Date Fair Value
Beginning balance	245,872	$4.38
Awarded	13,125	3.21
Released	(40,499)	4.76
Ending balance	218,498	$4.24

The aggregate intrinsic value of outstanding director stock awards was $.7 million as of March 31, 2008.

10: Income Taxes

Income tax benefit in the first quarter of 2008 was $3.6 million. The effective tax rate was (74.0)%. The effective tax rate differed from the combined statutory rate primarily as a result of the recognition of $24.4 million of previously unrecognized tax benefits due to the settlement of an IRS examination discussed below. These tax benefits were partially offset by $15.6 million of valuation allowance provided against net deferred tax assets.

On October 9, 2007, we agreed to adjustments contained in IRS audit reports related to our 1998 to 2002 taxable years. In addition, the agreement stipulates consistent treatment during our 2003 and 2004 taxable years for certain issues related to our former businesses in Australia and Canada. On February 29, 2008, we received notice from the IRS indicating that the Joint Committee on Taxation had completed their review of the audits without objection. The audits resulted in the following adjustments: (i) we will receive tax refunds of $19.7 million, $4.9 million of which will be received after the 2003-2004 audit is complete; (ii) our federal net operating loss carryforwards decreased by $251.9 million; (iii) our capital loss carryforwards decreased by $53 million; (iv) our AMT credit decreased by $7.5 million; (v) our general business credit carryforward decreased by $5.7 million; and (vi) we will pay interest to the IRS of $6.2 million, $3.3 million of which is currently on deposit with the IRS. The impact of these adjustments, both positive and negative, was included in unrecognized tax benefits as of January 1, 2008.

The total amount of unrecognized income tax benefits at January 1, 2008 was $205.2 million, $169.2 million of which would have impacted the effective rate if recognized. We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of January 1, 2008, we had reserved $9.5 million of accrued interest, net of a $3.7 million tax benefit, associated with tax positions included in unrecognized tax benefits. At March 31, 2008, the amount of unrecognized income tax benefits decreased to $89.9 million. Of this amount, $88.3 million would impact the effective rate if recognized. We have no accrued interest and penalties associated with uncertain tax positions at March 31, 2008.

The $115.3 million decrease in unrecognized income tax benefits in the first quarter is due to our determination that tax positions related to the years 1998-2002 were effectively settled upon receipt of Joint Committee approval. It is possible that the amount of unrecognized tax benefits will change significantly within the next twelve months. This change could occur due to the IRS examination of our 2003-2004 tax years which is currently underway. We do not have an estimate of any changes at this time.

Rollforward of Unrecognized Tax Benefits from Uncertain Tax Positions
In millions	Unrecognized Tax Benefits	Accrued Interest
Balance at December 31, 2007	$205.2	$9.5
Additions related to 2008 tax positions	–	–
Additions related to tax positions prior years	–	–
Reductions related to tax positions prior years	–	–
Settlements	(115.3)	(9.5)
Balance at March 31, 2008	$ 89.9	$–

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

The parties have made customary representations, warranties and covenants in the merger agreement. We have agreed, subject to certain exceptions set forth in the merger agreement, to conduct our business in the ordinary course during the period between the execution of the merger agreement and consummation of the Merger, and to refrain from engaging in or otherwise limit certain transactions and activities during this interim period. Consummation of the Merger is subject to a number of conditions, including (i) approval of the Missouri Commission; (ii) the completion of the asset sale transactions described below; and (iii) the absence of a material adverse effect on our businesses that remain after giving effect to the asset sales described below.

The merger agreement contains certain termination rights for both us and Great Plains Energy, including the right to terminate the merger agreement if the Merger has not closed by February 6, 2008 (subject to extension until August 6, 2008 for receipt of regulatory approvals required to consummate the Merger and the asset sales). On January 31, 2008, Aquila, Great Plains Energy and Black Hills extended the initial termination date to May 1, 2008. On April 29, 2008, Aquila, Great Plains Energy and Black Hills further extended the termination date to August 6, 2008.

In connection with the Merger, we also entered into agreements with Black Hills under which we have agreed to sell our Colorado electric utility and our Colorado, Iowa, Kansas and Nebraska gas utilities to Black Hills for $940 million in cash, subject to certain working capital and other purchase price adjustments. The agreements contain various provisions customary for transactions of this size and type, including representations, warranties and covenants with respect to the Colorado, Iowa, Kansas and Nebraska utility businesses that are subject to usual limitations. Completion of the sale transactions is subject to various conditions, including the absence of a material adverse effect on the utility businesses being sold to Black Hills and the ability and readiness of Aquila, Great Plains Energy and Gregory Acquisition Corp. to complete the Merger immediately after the completion of the asset sales. The employees of these utility operations are expected to be transferred to Black Hills upon completion of the sale.

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

On February 14, 2008, the Colorado Commission approved the sale of our Colorado electric and gas operations to Black Hills. On March 7, 2008, the Kansas Commission approved (i) an agreement filed with the Commission on January 31, 2008, under which Black Hills and the other interested parties settled all of the issues relating to the sale of our Kansas gas operations to Black Hills, and (ii) an agreement filed with the Commission on February 27, 2008, under which Great Plains Energy and the other interested parties settled all of the issues relating to the Merger.

Regulatory hearings in Missouri began on December 3, 2007, and the hearings were suspended on December 6, 2007, when Great Plains Energy announced its intention to submit a revised regulatory plan in connection with the Merger. On February 20, 2008, we and Great Plains Energy proposed a procedural schedule that would resume hearings in late April. On February 25, 2008, Great Plains Energy filed additional testimony with the Missouri Commission regarding its revised regulatory plan. Hearings resumed on April 21, 2008, and were concluded on May 1, 2008. We expect the Missouri Commission to issue an order approving the Merger or denying its approval in June or July 2008.

We have evaluated the accounting classification of the assets to be acquired by Black Hills relative to SFAS 144. Based on our assessment, the criteria for classification of the assets as “held for sale” and discontinued operations have not been met. Important factors underlying our analysis include: our management and board of directors have no intention of selling these assets separately from the contingent, two-step Merger transaction, which is not a usual and customary provision for asset sales; and, the fact the asset sale will only occur upon the completion of the Merger. As a result, we have not reclassified the assets to be acquired by Black Hills as “held for sale” and reported those results as discontinued operations.

Regardless of whether the Merger is completed, we will incur significant costs, primarily consisting of investment banking, legal, employee retention, and other severance costs which we will expense as they are incurred. We incurred approximately $.3 million and $7.3 million of costs (primarily investment banking and legal costs) relating to these transactions in the three months ended March 31, 2008 and 2007, respectively. These costs are included in operation and maintenance expense in Corporate and Other.

Beginning in February 2007, we executed retention agreements totaling $8.8 million with numerous non-executive employees to mitigate employee attrition prior to the closing of the Merger.

Substantially all of the retention awards were paid on January 31, 2008. We accrued $.9 million and $1.2 million of expense related to these retention agreements in the three months ended March 31, 2008 and 2007, respectively. These costs are included in operation and maintenance expense in Corporate and Other.

12. Fair Value Measurements

Effective January 1, 2008, we adopted SFAS 157, which provides a framework for measuring fair value under GAAP.  SFAS 157 requires that the impact of this change in accounting for fair valued assets and liabilities be recorded as an adjustment to beginning retained earnings in the period of adoption.  We did not have any adjustments to beginning retained earnings in the period of adoption.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1

Level 1 inputs are defined as quoted prices in active markets for identical assets or liabilities.  Our Level 1 assets and liabilities include forward natural gas contracts and options that are traded on NYMEX.

Level 2

Level 2 inputs are observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Our Level 2 assets and liabilities include physical natural gas delivery contracts, forward contracts and swaps with quoted prices primarily from direct broker quotes that are traded less frequently than exchange-traded instruments.

Level 3

Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Our Level 3 assets and liabilities include long-term physical natural gas delivery contracts for which observable prices are not available throughout the term. We determine the fair value of these contracts by modeling or extrapolating observable prices over the full term of the contracts.

Following is a summary of our net price risk management assets and liabilities by category as of March 31, 2008:

In millions	Utilities	Merchant Services	Total
Level 1	$23.7	$–	$23.7
Level 2	–	2.1	2.1
Level 3	–	5.4	5.4
Total Fair Value	$23.7	$7.5	$31.2

      Following is a reconciliation of fair value measurements using significant unobservable inputs (Level 3) from initial adoption on January 1, 2008 through March 31, 2008:

In millions	Utilities	Merchant Services	Total
Balance at January 1, 2008	$–	$4.8	$4.8
Gains or (losses) in earnings	–	.3	.3
Purchases, sales, issuances and settlements, net	–	.3	.3
Transfers in and/or out of Level 3	–	–	–
Balance at March 31, 2008	$–	$5.4	$5.4

The total of unrealized gains or (losses) for the three months ended March 31, 2008, included in net sales for Merchant Services was $.3 million.

FSP SFAS 157-2 allows for a deferral from the SFAS 157 disclosures for non-financial assets or liabilities until fiscal years beginning after November 15, 2008.  We did not have any non-financial assets or liabilities accounted for on a fair value basis in the period ending March 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

See Forward-Looking Information beginning on page 39.

Pending Merger

We have entered into a merger agreement with Great Plains Energy, which is discussed in Note 11 to the Consolidated Financial Statements.

Operating Strategy

We are focused on improving operational results of our integrated electric and gas utility operations and strengthening our credit profile in order to efficiently execute our utility growth strategy. We will continue to focus on building and maintaining the generation, transmission and distribution infrastructure necessary to provide our utility customers with safe and reliable service, while increasing the returns on invested capital in jurisdictions that lag behind those of our peers. We will also focus on improving our returns through future rate activities and process improvements.

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

Current Credit Ratings

As of March 31, 2008, our senior unsecured long-term debt ratings, as assessed by the three major credit rating agencies, were as follows:

Agency	Rating	Commentary
Moody's	Ba3	Ratings Under Review for Possible Upgrade
S&P	BB–	Credit Watch Positive
Fitch	BB–	Rating Watch Positive

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

Credit Facility	Expiration	Maximum Capacity	Borrowings or Letters of Credit Issued at March 31, 2008
		In millions
Four-Year Secured Revolving Credit Facility	April 22, 2009 (1)	$150.0	$100.0
Five-Year Unsecured Revolving Credit Facility	September 19, 2009	110.0	–
$180 Million Unsecured Revolving Credit and Letter of Credit Facility	April 13, 2010 (1)	180.0	149.7
$50 Million Unsecured Revolving Credit and Letter of Credit Facility	December 17, 2008	50.0	49.8

(1)	Borrowings under these facilities must be repaid within 364 days unless we obtain regulatory approval to incur long-term indebtedness under these facilities.

Cash Flows

Cash Flows Provided From Operating Activities

Our positive three-month 2007 and 2008 operating cash flows were driven primarily by seasonal declines in working capital requirements for our utility operations.

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

Cash Flows Used For Investing Activities

The increase in cash used for investing activities was primarily the result of higher utility capital expenditures largely due to the construction of the Iatan 2 facility and environmental upgrades. In addition, we did not receive any cash proceeds from the sale of assets in the current period.

Cash Flows Provided From Financing Activities

The increase in cash provided from financing activities was primarily due to short-term borrowings and lower retirements of long-term debt obligations.

Collateral Positions

As of March 31, 2008, we had posted cash collateral for the following:

In millions
Trading positions	$9.7
Utility cash collateral requirements	23.4
Other	.8
Total Funds on Deposit	$33.9

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

Iatan 1 and 2 Projects

KCPL recently concluded a cost and schedule update for the Iatan 1 environmental upgrade and Iatan 2 construction projects.  KCPL provided updated estimates of the total capital expenditures, excluding AFUDC, associated with these two projects. The prior and most recent total cost estimates provided by KCPL follow:

	KCPL Prior Estimate (December 2006)	KCPL Updated Estimate (May 2008)
Iatan 1 Environmental Upgrades	$365 – 377 million	$472 – 500 million
Iatan 2 Construction	$1.530 – 1.671 billion	$1.817 – 1.921 billion

We are an 18% owner of both Iatan projects. Based on the updated estimates provided by KCPL, we anticipate that our share, including AFUDC, of (i) the 2008–2009 capital expenditures required to complete the Iatan 1 environmental upgrades will increase from $46.4 million to $84.0 million and (ii) the 2008–2010 Iatan 2 construction costs will increase from $272.8 million to $313.8 million.  These increases from the budgeted capital expenditure amounts reported in our Annual Report on Form 10-K include the timing of costs planned for 2007 and the increased estimates provided by

KCPL. KCPL also announced that the completion date of the Iatan 1 environmental upgrades will be delayed almost two months.

Colorado Purchased Capacity

In 2007, we purchased 83% of our Colorado energy from a single provider under a long-term purchased power contract. This contract, under which we are entitled to purchase up to 300 MW of capacity, expires at the end of 2011 and will need to be replaced with other purchased capacity or the construction of additional generating capacity.

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

As further discussed in Note 3 to the Consolidated Financial Statements, we have reported the results of operations of our former Kansas electric utility operations and our former Michigan, Minnesota and Missouri gas utility operations in discontinued operations in the Consolidated Statements of Income. Therefore, the operating results of these assets are discussed separately from the reporting segments to which they relate under the caption “Discontinued Operations.”

The use of EBITDA as a performance measure is not meant to be considered an alternative to net income or cash flows from operating activities, which are determined in accordance with GAAP. In addition, our use of EBITDA may not be comparable to similarly titled measures used by other entities.

	Three Months Ended
	March 31,
In millions	2008	2007
EBITDA:
Utilities:
Electric Utilities	$32.9	$6.2
Gas Utilities	35.2	29.1
Total Utilities	68.1	35.3
Merchant Services	(1.8)	(4.1)
Corporate and Other	(.3)	(10.3)
Total EBITDA	66.0	20.9
Depreciation and amortization	29.1	27.2
Interest expense	32.0	34.7
Income tax expense (benefit)	(3.6)	(13.8)
Income (loss) from continuing operations	8.5	(27.2)
Earnings from discontinued operations, net of tax	–	2.9
Net income (loss)	$8.5	$(24.3)

Key Factors Impacting Results of Continuing Operations

For the three months ended March 31, 2008, total EBITDA increased $45.1 million compared to 2007. Key factors affecting 2008 results were as follows:

•

Total Utilities EBITDA increased $32.8 million primarily due to increased EBITDA in our Electric Utilities driven mainly by rate increases approved in Missouri, including the implementation of a Fuel Adjustment Clause in June 2007 and due to increased EBITDA in our Gas Utilities due to favorable weather and other volumes and rate increases in Nebraska and Kansas.

•

Merchant Services loss before interest, taxes, depreciation and amortization decreased $2.3 million in 2008 compared to 2007 primarily due to the expiration of long-term gas delivery contracts since the first quarter of 2007.

•

Corporate and other loss before interest, taxes, depreciation and amortization decreased $10.0 million in 2008 compared to 2007, primarily due to legal and financial advisors fees incurred in 2007 related to the pending merger and asset sale.

Electric Utilities

The table below summarizes the operations of our Missouri and Colorado Electric Utilities, which represent our continuing electric operations:

	Three Months Ended
	March 31,
Dollars in millions	2008	2007
Sales:
Electricity—regulated	$199.1	$171.6
Other—non-regulated	.4	.2
Total sales	199.5	171.8
Cost of sales:
Electricity—regulated	110.7	115.5
Other—non-regulated	.3	–
Total cost of sales	111.0	115.5
Gross profit	88.5	56.3
Operation and maintenance expense	52.8	48.2
Taxes other than income taxes	6.2	5.8
Other income	3.4	3.9
EBITDA	$32.9	$6.2
Reconciliation of EBITDA to Income (Loss) Before Income Taxes:
EBITDA	$32.9	$6.2
Depreciation and amortization expense	18.8	18.4
Interest expense	15.9	14.1
Income (loss) before income taxes	$(1.8)	$(26.3)
Electric sales and transportation volumes (GWh)	2,873.1	2,673.0
Electric customers at end of period	403,887	400,414

Quarter-to-Quarter

Sales, Cost of Sales and Gross Profit

Sales for the Electric Utilities business increased $27.7 million while cost of sales decreased $4.5 million, for a gross profit increase of $32.2 million in 2008 compared to 2007. These changes were primarily due to the following factors:

•	Sales and gross profit increased by $11.5 million due to a rate increase in Missouri effective May 31, 2007.

•

Sales and gross profit increased $9.8 million resulting from an increase in base energy recovery and the implementation of the Fuel Adjustment Clause in Missouri compared to the first quarter of 2007. Effective June 1, 2007, the Fuel Adjustment Clause in Missouri allows us to recover 95% of our actual fuel costs in excess of those included in our Missouri base rates. Costs were accumulated through November 2007 and rate changes to the customers’ bills were effective in March 2008. Additional costs will accumulate through May 2008 for rate changes effective September 2008.

•	Cost of sales decreased and gross profit increased by $5.9 million primarily related to unfavorable derivative settlements in 2007 related to fuel hedges for our Missouri operations.

•	Favorable weather, customer growth and other volume and price variances increased sales, cost of sales and gross profit by $5.2 million, $2.6 million and $2.6 million, respectively, in 2008.

•	Gross profit increased $1.7 million from sales for resale, primarily due to lower cost of sales for the quarter.

Operation and Maintenance Expense

Operation and maintenance expense increased $4.6 million in 2008 compared to 2007. The primary factor contributing to this increase was a $7.1 million provision related to the South Harper litigation, offset in part by a decrease in labor and benefit costs of $1.2 million and bad debt expense of $.5 million.

Other Income (Expense)

Other income decreased $.5 million due to the receipt in 2007 of breakup fees related to the unsuccessful attempt to purchase the Aries power plant for which we had been named the stalking horse bidder in an auction process run on behalf of creditors of Calpine Corporation. This decrease was offset in part by an increase in AFUDC related to the construction of Iatan 2 of $2.8 million.

Earnings Trend

Our Missouri electric assets comprise a majority of our utility assets, and the earnings generated by our Missouri electric operations account for a majority of our total utility earnings and revenue. We expect this trend to continue, and for our financial condition to become increasingly dependent on the revenue and earnings generated by our Missouri electric operations. We are making significant investments in our Missouri electric operations which will require us to file multiple rate cases between now and 2010. We expect the resulting rate increases will cause earnings generated by our Missouri electric operations to continue to improve.

Gas Utilities

The table below summarizes the operations of our Colorado, Iowa, Kansas and Nebraska Gas Utilities, which represent our continuing gas operations:

	Three Months Ended
	March 31,
Dollars in millions	2008	2007
Sales:
Natural gas—regulated	$277.6	$270.7
Other—non-regulated	7.3	5.1
Total sales	284.9	275.8
Cost of sales:
Natural gas—regulated	209.5	209.7
Other—non-regulated	4.9	2.4
Total cost of sales	214.4	212.1
Gross profit	70.5	63.7
Operation and maintenance expense	31.6	31.1
Taxes other than income taxes	3.3	3.2
Other income (expense)	(.4)	(.3)
EBITDA	$35.2	$29.1
Reconciliation of EBITDA to Income Before Income Taxes:
EBITDA	$35.2	$29.1
Depreciation and amortization expense	8.1	7.8
Interest expense	3.9	3.1
Income before income taxes	$23.2	$18.2

Gas sales and transportation volumes (Bcf)	42.1	39.5
Gas customers at end of period	523,729	520,340

Quarter-to-Quarter

Sales, Cost of Sales and Gross Profit

Sales and cost of sales for the Gas Utilities business increased $9.1 million and $2.3 million, respectively, for a gross profit increase of $6.8 million in 2008 compared to 2007. These changes were primarily due to the following factors:

•

Increased sales and cost of sales were partially offset by approximately $12.4 million due to a 5.6% decrease in average natural gas prices in the first quarter of 2008 compared to 2007. However, because gas purchase costs for our gas utility operations are passed through to our customers, the change in gas prices did not have a corresponding impact on gross profit.

•	Sales and gross profit increased by $3.2 million due to rate increases in Nebraska and Kansas.

•	Favorable weather, net of volume variances and weather hedges, increased sales, cost of sales and gross profit by $11.7 million, $9.8 million and $1.9 million, respectively.

•	Sales and gross profit increased $1.5 million due to the Iowa energy efficiency program.

Regulatory Matters

The following is a summary of our recent rate case activity through March 31, 2008:

In millions	Type of Service	Date Requested	Date Effective	Amount Requested	Amount Approved
Missouri (1)	Electric	7/2006	6/2007	$118.9	$58.8
Kansas (2)	Gas	11/2006	6/2007	7.2	5.1
Nebraska (3)	Gas	11/2006	9/2007	16.3	9.2

(1)

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

On April 4, 2007, Aquila, the Missouri Commission staff and various intervenors entered into a stipulation and agreement that settled several issues raised in the pending Missouri rate cases. Among other things, the stipulation and agreement (i) established a $918.5 million rate base for the Missouri Public Service operations and a $186.8 million rate base for the St. Joseph Light & Power operations; and (ii) authorized the inclusion in base rates of $156.4 million and $38.2 million of fuel and purchased power costs for the Missouri Public Service and St. Joseph Light & Power operations, respectively. On April 12, 2007, the Missouri Commission approved the stipulation and agreement. We received a final order from the Missouri Commission, effective May 31, 2007. The final order increased base rates $58.8 million, or 11.9%, based on a return on equity of 10.25% and authorized a fuel adjustment recovery mechanism with a 95% sharing of costs with our customers. On March 1, 2008 we implemented the first rate changes to be approved under the Fuel Adjustment Clause. The new rates reflect an increase of $1.50 per MWh for St. Joseph Light & Power and $2.00 per MWh for Missouri Public Service to recover increased fuel costs from the rates included in base rates.

(2)

In November 2006, we filed for a $7.2 million rate increase for our Kansas gas utility operations. Also included in this filing was a request to redesign the rate structure to shift most fixed-cost of service recovery from the usage-based delivery charge to a customer and demand charge. On April 20, 2007, Aquila, the Kansas Commission staff, and various intervenors entered into a stipulation and agreement that resulted in a “black box” settlement of $5.1 million, with a residential customer charge of $16 per month that will recover approximately 65% of the margin in the customer charge. The Kansas Commission approved the settlement and new rates in May 2007, with implementation beginning June 1, 2007.

(3)

In November 2006, we filed for a $16.3 million rate increase for our Nebraska gas utility operations. Interim rates were implemented on February 15, 2007. On July 24, 2007, the Nebraska Commission issued an order approving a $9.2 million increase based upon a return on equity of 10.4%. We appealed the Commission’s order with the District Court of Lancaster County, Nebraska, and on February 29, 2008, the District Court affirmed the Commission’s order. The tariffs accepting the final rates ordered by the Nebraska Commission were approved to become effective April 1, 2008, and a hearing on our refund plan is scheduled for May 7, 2008. The difference between the higher interim rates and the final rates including interest, approximately $5.6 million, will be refunded or credited to customers.

Merchant Services

The table below summarizes the operations of our Merchant Services businesses:

	Three Months Ended
	March 31,
In millions	2008	2007
Sales	$(1.3)	$(3.4)
Cost of sales	.1	–
Gross loss	(1.4)	(3.4)
Operation and maintenance expense, net	.3	.8
Taxes other than income taxes	.4	–
Other income	.3	.1
Earnings (loss) before interest, taxes, depreciation and amortization	$(1.8)	$(4.1)
Reconciliation of EBITDA to Loss Before Income Taxes:
EBITDA	$(1.8)	$(4.1)
Depreciation and amortization expense	2.3	1.0
Interest expense	6.2	2.6
Loss before income taxes	$(10.3)	$(7.7)

We show our gains and losses from energy trading contracts on a net basis. To the extent losses exceeded gains, sales are shown as a negative number.

Quarter-to-Quarter

Sales, Cost of Sales and Gross Loss

Gross loss for our Merchant Services operations for the three months ended March 31, 2008 was $1.4 million, primarily due to the following factors:

•

We incurred margin losses of $.6 million resulting from the difference between revenue recognized on our remaining long-term gas delivery contract compared to the net cost of gas delivered under this contract. This contract expired in March 2008.

•	We also incurred a $.7 million gross loss related to the settlement of various contracts and trade positions in the first quarter of 2008 due to the continued wind-down of our merchant operations.

Gross loss for our Merchant Services operations for the three months ended March 31, 2007 was $3.4 million, primarily due to the following factors:

•

We incurred margin losses of $2.2 million resulting from the difference between revenue recognized on two remaining long-term gas delivery contracts compared to the net cost of gas delivered under these contracts. These contracts expired in December 2007 and March 2008.

•	We also incurred a $1.2 million gross loss related to the settlement of various contracts and trade positions in the first quarter of 2007 due to the continued wind-down of our merchant operations.

Earnings Trend and Impact of Changing Business Environment

The merchant energy sector has been negatively impacted by the increase in generation capacity that became operational in 2002 and 2003. We have assessed the realizability of our investment in the Crossroads plant and do not believe an impairment has occurred. We will continue to have operating and maintenance costs associated with this plant, whether it is being utilized to generate power or is idle. As of March 31, 2008, the carrying value of this plant was $118.4 million. As we continue to explore options to deliver the capacity and energy associated with the Crossroads plant to our Missouri utility operations, we acquired an option to purchase the Crossroads plant for a nominal purchase price. If cost effective for our Missouri customers, we intend to secure transmission rights necessary to deliver the Crossroads capacity and energy to our Missouri operations and add the Crossroads plant to our Missouri rate base. Additionally, we continue to wind down and terminate our remaining trading positions with various counterparties. However, it will take a number of years to complete the wind-down. Because most of our remaining trading positions are hedged, we should experience limited fluctuation in earnings or losses other than the impacts from counterparty credit, the discounting or accretion of interest, and the termination or liquidation of additional trading contracts. As a result of the above factors, we do not expect Merchant Services to be profitable in the next two to three years.

Corporate and Other

The table below summarizes the operating results of Corporate and Other:

	Three Months Ended
	March 31,
In millions	2008	2007
Operation and maintenance expense	$2.6	$10.9
Taxes other than income taxes	(2.6)	(.1)
Restructuring charges	–	1.6
Other income (expense)	(.3)	2.1
Earnings (loss) before interest, taxes, depreciation and amortization	$(.3)	$(10.3)
Reconciliation of EBITDA to Loss Before Income Taxes:
EBITDA	$(.3)	$(10.3)
Depreciation and amortization expense	(.1)	–
Interest expense	6.0	14.9
Loss before income taxes	$(6.2)	$(25.2)

Quarter-to-Quarter

Operation and Maintenance Expense

Operation and maintenance expense decreased $8.3 million due to lower advisor fees and other costs related to the pending merger.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased $2.5 million primarily due to a provision for a non-recurring refund from an employment tax audit.

Interest Expense and Income Tax Expense (Benefit)

The table below summarizes our consolidated interest expense and income tax expense (benefit):

	Three Months Ended
	March 31,
In millions	2008	2007

Interest expense	$32.0	$34.7
Income tax expense (benefit)	$(3.6)	$(13.8)

Quarter-to-Quarter

Interest Expense

Interest expense decreased $2.7 million in 2008 compared to 2007 primarily due to $6.9 million of interest savings on debt retired in 2007. This decrease was partially offset by $4.1 million of decreased allocations of interest to discontinued operations due to the completion of the sale of our Kansas electric operations in 2007.

Income Tax Expense (Benefit)

Income tax benefit decreased $10.2 million in 2008 compared to 2007. An income tax benefit was recorded in 2008 for (74.0)% versus an income tax benefit of 33.5% in 2007. The effective tax rate for 2008 differed from the combined statutory rate primarily as a result of the recognition of $24.4 million in previously unrecognized tax benefits due to the settlement of an IRS examination of our 1998 – 2002 tax years, offset in part by $15.6 million of valuation allowance provided on net deferred tax assets.

Discontinued Operations

As further discussed in Note 3 to the Consolidated Financial Statements, we have reported the results of operations of our former Kansas electric utility and minor adjustments on the gas utilities sold in 2006 in discontinued operations in the Consolidated Statements of Income for all periods presented. The operating results of these operations are summarized in the table below.

Three Months Ended
Dollars in millions	March 31, 2007
Sales	$43.5
Cost of sales	23.1
Gross profit	20.4
Operating expenses:
Operation and maintenance expense	10.0
Taxes other than income taxes	1.8
Net (gain) on sale of assets and other charges	(.1)
Total operating expenses	11.7
Other income	.1
EBITDA	8.8
Interest expense	4.1
Income before income taxes	4.7
Income tax expense	1.8
Earnings from discontinued operations, net of tax	$2.9

Electric sales and transportation volumes (GWh)	549.6
Electric customers at end of period	69,193

Quarter-to-Quarter

The decrease in EBITDA and earnings from discontinued operations is the result of the sale of our Kansas electric operations on April 2, 2007 and the settlement in March 2007 of a purchase price adjustment with the buyer of the Michigan gas properties.

Significant Balance Sheet Movements

Total assets increased by $5.8 million since December 31, 2007. This increase is primarily due to the following:

•	Cash decreased $6.2 million. See our Consolidated Statement of Cash Flows for analysis of this decrease.

•

Accounts receivable decreased $12.3 million, primarily reflecting seasonal declines in regulated gas customer deliveries and lower volumes of gas delivered due to our exit from wholesale energy trading.

•	Inventories and supplies decreased $23.9 million primarily due to withdrawals from natural gas in storage during the winter heating season.

•	Price risk management assets increased $17.3 million, primarily due to an increase in forward natural gas forward prices since December 31, 2007.

•	Utility plant, net increased $66.3 million, primarily due to additional capital expenditures, including the construction of Iatan 2 and environmental upgrades.

•	Regulatory assets, current decreased $14.8 million due to lower purchased gas cost adjustment clause assets at the end of the winter heating season.

Total liabilities decreased by $4.4 million and common shareholders’ equity increased by $10.2 million since December 31, 2007. These changes are primarily attributable to the following:

•

Accounts payable decreased by $62.3 million, primarily reflecting the seasonal decrease in level pay over-collection balances and gas purchases by our regulated utilities and lower volumes of gas delivered due to our exit from wholesale energy trading.

•	Accrued interest decreased $15.0 million primarily due to scheduled interest payments.

•	Accrued compensation benefits decreased $16.9 million primarily due to the payments of accrued annual incentives and retention awards in the quarter.

•

Short-term debt increased $75.0 million due to borrowings under our Four-Year Secured Revolving Credit Facility to fund peak winter working capital requirements and capital expenditures related to Iatan 2 and environmental upgrades.

•	Common shareholders equity increased $10.2 million primarily due to net income for the three months ended March 31, 2008.

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

▪	The Missouri Commission may not approve anticipated future rate increase requests.

▪

We are making significant investments in our Missouri operations. To the extent the cost of these projects exceed planned amounts, the Missouri Commission may disallow rate base treatment and recovery of such cost overruns.

•

We intend to add the Crossroads plant to our Missouri rate base if cost effective for our Missouri customers. Some important factors that could cause actual results to differ materially from those anticipated include:

▪	We may not be able to secure transmission rights for delivery of capacity and energy from the plant in Mississippi to our Missouri operations.

▪	The Missouri Commission may not approve the Crossroads plant for rate base, or, if authorized, may allow an amount less than our investment in the project.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Price Risk Management

We engage in price risk management activities for both trading and non-trading activities. Transactions carried out in connection with trading activities that are derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) are accounted for under the mark-to-market method of accounting. Under SFAS 133, our energy commodity trading contracts, including physical transactions (mainly gas) and financial instruments, are recorded at fair value under SFAS 157, effective January 1, 2008. As part of the valuation of our portfolio, we value the credit risks associated with the financial condition of counterparties and the time value of money. We primarily use quoted market prices from published sources or comparable transactions in liquid markets to value our contracts. If actively quoted market prices are not available, we contact brokers and other external sources or use comparable transactions to obtain current values of our contracts. In addition, the market prices or fair values used in determining the value of the portfolio are our best estimates utilizing information such as historical volatility, time value, counterparty credit and the potential impact on market prices of liquidating our positions in an orderly manner over a reasonable period of time under current market conditions. When market prices are not readily available or determinable, certain contracts are recorded at fair value using an alternative approach such as model pricing.

The changes in fair value of our derivative contracts for 2008 are summarized below:

In millions	Utilities	Merchant Services	Total

Fair value at December 31, 2007	$1.5	$11.9	$13.4
Change in fair value during the period	20.3	(.7)	19.6
Contracts realized or cash settled	1.9	(3.7)	(1.8)
Fair value at March 31, 2008	$23.7	$7.5	$31.2

The fair value of contracts maturing in the remainder of 2008, each of the next three years and thereafter are shown below:

In millions	Utilities	Merchant Services	Total

2008	$15.7	$(2.0)	$13.7
2009	8.0	1.0	9.0
2010	–	1.2	1.2
2011	–	1.0	1.0
Thereafter	–	6.3	6.3
Total fair value	$23.7	$7.5	$31.2

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

Aquila, Inc.

By:	/s/ Beth A. Armstrong Beth A. Armstrong Senior Vice President and Chief Accounting Officer
Signing on behalf of the registrant and as principal financial officer

Date:	May 7, 2008